Form 10QSB
period 1995-10-31
AMERICAN CASINO ENTERPRISES INC /NV/
filed 1995-12-14
CIK 315428

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          -----------------------------------------------------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 31, 1995
                 -----------------------------------------------
                           Commission File No. 0-10061

                        AMERICAN CASINO ENTERPRISES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                             04-2709807
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                    No.)

6243 Industrial Rd., Las Vegas, Nevada                        89118
--------------------------------------                        -----
(Address of principal executive offices                     (Zip Code)

                                 (702) 896-8888
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
          (Former name, former address & former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X               No
                     ------               ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
                  Class                                    December 11, 1995
                  -----                                    -----------------
Common Stock, $.01 Par Value                               14,367,958

     American Casino Enterprises, Inc. and Subsidiaries
     Consolidated Balance Sheets
     October 31, 1995 and July 31, 1995

                                                         October 31,     July 31,
                                                             1995         1995
                                                         -----------     --------
                                                         (Unaudited)
                                ASSETS
Current assets:

     Cash and cash equivalents                           $11,042,000  $ 8,841,000
     Consulting fee and other receivables                      1,000      344,000
     Income taxes receivable                                      --       73,000
     Deferred tax asset                                       37,000      342,000
     Prepaid expenses                                         58,000       39,000
                                                         -----------  -----------
         Total current assets                             11,138,000    9,639,000
                                                         -----------  -----------

Property and equipment, net                                  100,000       93,000
                                                         -----------  -----------
Other assets:
     Consulting agreement acquisition costs, net             229,000      243,000
     Deferred tax asset                                           --       34,000
     Deposits                                                 16,000       15,000
                                                         -----------  -----------
                                                             245,000      292,000
                                                         -----------  -----------
                                                         $11,483,000  $10,024,000
                                                         ===========  ===========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                    $    65,000  $    64,000
     Income taxes payable                                     52,000      112,000
     Advance payment of consulting fees                      108,000           --
     Accrued expenses                                         76,000      122,000
     Payable to Table Mountain Tribe                         336,000      233,000
                                                         -----------  -----------
         Total current liabilities                           637,000      531,000
                                                         -----------  -----------

Commitments                                                       --           --

Shareholders' equity:
     Common stock; $.01 par; 20,000,000 shares
       authorized; 14,367,958
       shares issued and outstanding                         144,000      144,000
     Preferred stock; $.01 par; 10,000,000 shares
       authorized; shares issued and outstanding - none           --           --
     Capital in excess of par                              3,213,000    3,213,000
     Retained earnings                                     7,489,000    6,136,000
                                                         -----------  -----------
                                                          10,846,000    9,493,000
                                                         -----------  -----------
                                                         $11,483,000  $10,024,000
                                                         ===========  ===========


See Notes to Consolidated Financial Statements.

     American Casino Enterprises, Inc. and Subsidiaries
     Consolidated Statements of Income
       and Retained Earnings
     Three Months Ended October 31, 1995 and 1994
                            (Unaudited)

                                                      1995             1994
                                                  ------------     ------------
Revenues:
     Casino consulting fees                       $  2,560,000     $  1,740,000
                                                  ------------     ------------
Costs and expenses:
     Casino consulting                                 285,000          179,000
     General and administrative                        147,000          131,000
     Amortization and depreciation                      20,000           16,000
                                                  ------------     ------------
                                                       452,000          326,000
                                                  ------------     ------------
     Income from operations                          2,108,000        1,414,000
                                                  ------------     ------------
Other income - interest                                 95,000           33,000
                                                  ------------     ------------
     Income before income taxes                      2,203,000        1,447,000
                                                  ------------     ------------
Income tax benefit (expense):
     State - current                                  (151,000)        (101,000)
     Federal:
       Current                                        (360,000)        (136,000)
       Deferred                                       (339,000)        (340,000)
                                                  ------------     ------------
                                                      (850,000)        (577,000)
                                                  ------------     ------------
     Net income                                      1,353,000          870,000
Retained earnings, beginning of period               6,136,000        1,335,000
                                                  ------------     ------------
Retained earnings, end of period                  $  7,489,000     $  2,205,000
                                                  ============     ============

Earnings per common share and
     common share equivalent                      $       0.09     $       0.06
                                                  ============     ============
Weighted average number of common shares
     and common share equivalents                   15,691,702       14,660,175
                                                  ============     ============



See Notes to Consolidated Financial Statements.

      American Casino Enterprises, Inc. and Subsidiaries
      Consolidated Statements of Cash Flows
      Three Months Ended October 31, 1995 and 1994
                             (Unaudited)

                                                           1995            1994
                                                       ------------    -----------
Cash flows from operating activities:

      Net income                                       $  1,353,000    $   870,000
                                                       ------------    -----------
      Adjustments to reconcile net income to
        net cash provided by operating activities:
        Amortization and depreciation                        20,000         16,000
        Deferred income tax expense                         339,000        340,000
        Changes in other assets and liabilities, net        502,000        705,000
                                                       ------------    -----------
                                                            861,000      1,061,000
                                                       ------------    -----------

        Net cash provided by operating activities         2,214,000      1,931,000
                                                       ------------    -----------
Cash flows from investing activities:
      Property and equipment, net                           (13,000)       (18,000)
                                                       ------------    -----------

        Net cash used by investing activities               (13,000)       (18,000)
                                                       ------------    -----------

Cash flows from financing activities                             --             --
                                                       ------------    -----------

        Net cash used by financing activities                    --             --
                                                       ------------    -----------
                         Net increase in cash             2,201,000      1,913,000

Cash, at beginning of period                              8,841,000        683,000
                                                       ------------    -----------
Cash, at end of period                                 $ 11,042,000    $ 2,596,000
                                                       ============    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Cash paid for state and federal income taxes     $    495,000    $    27,000
                                                       ============    ===========


See Notes to Consolidated Financial Statements.

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED OCTOBER 31, 1995
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of American Casino Enterprises, Inc. and its wholly-owned subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated. For additional disclosures, refer to the Form 10KSB of the Company for the year ended July 31, 1995.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

Certain amounts in the interim period financial statements for Fiscal 1995 have been reclassified for comparability with the current period presentation.

The computations of earnings per common share and common share equivalents are based on the weighted average number of common share and common share equivalents outstanding. Stock warrants and options outstanding are considered common stock equivalents. Fully diluted earnings per share is not presented because the effect would be antidilutive or the dilutive effect is less than three percent.

Results of the interim periods are not necessarily indicative of those to be expected for the full year.

NOTE 2 - CONSULTING AGREEMENTS

TABLE MOUNTAIN CASINO & BINGO

The Company has a consulting agreement with the Table Mountain Band of Indians (the "Tribe") for the Table Mountain Casino & Bingo (the "Casino") in Friant, California.

Under the terms of the agreement, the consulting fee is 35 percent of each month's net profits from the Table Mountain Casino for the first five years and 30 percent for the last two years. The agreement expires in March 2000. The Company is also obligated to

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED OCTOBER 31, 1995
                                   (UNAUDITED)

make advances to the Casino in certain circumstances, mainly for the acquisition of capital assets which cannot be acquired using the Casino's operating cash surplus.

By letter agreement dated September 11, 1995, effective June 19, 1995, the Company entered into an amendment to the consulting agreement with the Tribe providing for the Company to pay a concession to the Tribe equal to seven percent (7%) of the net income, before consulting fees, of the Casino. The amendment expires on June 19, 1996. During the three month period ended October 31, 1995, the concession totaled $638,000. Consulting fee revenue is reported net of the concession to the Tribe.

During Fiscal 1992, the Company and the Tribe entered into an agreement requiring the Tribe to repay $1,500,000 of contract advances made by Millerton Games, Inc, an entity which was acquired by the Company. In addition, $289,000 of unpaid consulting fees for Fiscal 1992 were converted to a note receivable payable in 1997. The notes were paid in full in May 1995.

In Fiscal 1993 the Casino began a substantial expansion and renovation program to the property. To assist with the expansion costs, the Company advanced approximately $365,000 to the Casino. The Casino paid the advance in full in Fiscal 1995.

The expanded, renovated casino facility was completed in Fiscal 1995.

NOTE 3 -  CONSULTING AGREEMENT ACQUISITION COSTS

Consulting agreement acquisition costs are amortized over the life of the consulting contract with the Table Mountain Tribe.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes as provided by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

At July 31, 1995, the Company had unused net operating loss carryforwards for Federal income tax purposes totaling $1,099,000. The carryforwards expire through 2006. Net operating loss carryforwards generated by American Casino Enterprises, Inc. (the Parent) prior to the stock acquisition of certain subsidiaries may be used to

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED OCTOBER 31, 1995
                                   (UNAUDITED)

reduce future taxable income arising from the activities of the Parent only, subject to limitations in accordance with Section 382 of the Internal Revenue Code beginning on January 9, 1992. The annual limitation is calculated to be approximately $1,000,000.

Approximately $1,000,000 of the net operating loss carryforwards ($2,000,000 in the aggregate) was utilized to reduce the Company's current Federal income tax liability for each of the three month periods ended October 31, 1995 and 1994. Accordingly, the deferred tax benefit recorded in the consolidated balance sheets was reduced by approximately $339,000 and $340,000 in Fiscal 1996 and Fiscal 1995, respectively, and charged to operations in the respective periods.

NOTE 5 - LITIGATION

AMERICAN CASINO ENTERPRISES, INC.

On July 15, 1994, the Chairman of the National Indian Gaming Commission ("NIGC") issued a Notice of Violation and a separate Notice to Show Cause to the Company.

The Notice of Violation charged that the Company was in violation of certain provisions of the Indian Gaming Regulatory Act ("IGRA") and the NIGC's regulations, in that the Company had allegedly; (1) engaged in management of the Table Mountain Casino & Bingo without an approved management contract beginning on November 1, 1990; and (2) operated illegal video gaming devices and house-banked blackjack games without a Class III gaming compact with the State of California. According to the Notice of Violation, the alleged violations may result in the assessment of civil fines against the Company in an amount not to exceed $25,000 per violation. If fines were to be assessed on a per violation basis, it could ultimately have a material adverse effect on the Company's operations and financial condition.

In April 1995, the NIGC proposed a fine of $6,000 per day beginning July 15, 1994 and extending each day the Company remains in alleged violation of the notice.

The Notice to Show Cause advised the Company that the Chairman of the NIGC had preliminarily decided to disapprove the proposed consulting agreement between the Company and the Table Mountain Tribe, which owns the Table Mountain Casino & Bingo. The reasons given in the Notice to Show Cause largely paralleled the alleged violations set forth in the Notice of Violation, although the Notice to Show Cause also alleged violations of the Johnson Act, which may result in fines of not more than $5,000

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED OCTOBER 31, 1995
                                   (UNAUDITED)

or imprisonment of not more than two years, or both.

The Company has vigorously contested these charges and defended against them. As permitted under IGRA and NIGC regulations, the Company has appealed from the Notice of Violation, denying all of its allegations and requesting a hearing at which it can produce witnesses and offer evidence. The matter has been assigned to a Presiding Official (a hearing officer) within the Office of Hearings and Appeals, U.S. Department of the Interior and the administrative hearing process has begun.

A hearing on the Notice of Violation and proposed fine is currently scheduled for January 10, 1996. However, at the direction of the Presiding Official, settlement discussions between the Company and the NIGC are presently underway that could resolve some or all of the matters without the need for formal adjudication.

The Company has also filed documents with the NIGC showing why the Chairman's preliminary decision to disapprove the proposed consulting agreement was erroneous, and why the agreement does not require NIGC approval. To date, the Chairman has taken no further action with respect to the Notice to Show Cause.

It is not possible at present for the Company to predict the outcome of these actions nor can it predict the fines or losses, if any, which might result. If the NIGC's actions are upheld, it would have an adverse effect on the Company's sole business activity.

TABLE MOUNTAIN CASINO

In 1992, the National Indian Gaming Commission promulgated regulations stating that Indian casinos could not offer certain games, including electronic gaming machines, such as the Table Mountain Tribe's video pull tab gaming devices, without state approval under tribal-state compacts. Several tribes sought a Compact to engage in full casino gaming, however, the State of California refused to allow certain games.

In May 1992, the Tribe and other California Indian tribes filed a lawsuit in Federal Court against the State of California and its Governor over the scope of gaming permissible on Indian land, captioned as Rumsey v. Wilson. In July 1993, the Federal District Court ruled that the proposed electronic games are a proper subject of negotiation with Tribal State Compact and that the Tribes and State should negotiate to determine whether other banked and percentage card games will be permitted under a Tribal-State Compact. The State of California appealed the District Court decision in Rumsey v.

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED OCTOBER 31, 1995
                                   (UNAUDITED)

Wilson.

In November 1994, the U.S. Court of Appeals for the Ninth Circuit reversed in part the July 1993 ruling by the District Court in favor of the tribes, and remanded the case to the District Court for additional fact finding. The remanded issue is whether California law permits the use of video gaming devices. If California law is found to permit the use of video gaming devices, the tribes are entitled to seek agreements for the use of such devices. If California is not found to permit their use, the tribes would not be so entitled under the Court of Appeals' analysis.

In December 1994, the tribes filed a petition for rehearing with the Ninth Circuit and a suggestion for rehearing en banc. The petition and suggestion were denied on August 11, 1995, with a vigorous dissent by six judges. The decision, however, has not been finalized. On August 21, 1995, the Ninth Circuit issued an order requesting further briefing by the parties on the relevance of an important new decision of the California State Court of Appeals in Western Telcon V. California State Lottery. In that case, the court held that the California State Lottery was authorized to use most forms of slot machines and that the Lottery was exempt from the State's Penal Code prohibitions against banked games. On September 1, 1995, the parties in Western Telcon filed a petition for review with the California Supreme Court, which is now pending. The California Supreme Court is not required to grant review.

On October 6, 1995, the Ninth Circuit stayed its final decision in Rumsey until the final disposition of Western Telcon by the California Supreme Court. Effectively, this means that the Rumsey decision is still under consideration by the Ninth Circuit.

While the Company is optimistic the California tribes will ultimately prevail in this action, should the State of California be successful in its legal actions, it could have an adverse effect on the Company's sole business activity.

                                     PART 1

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1995

REVENUES

Casino consulting fees in the three months ended October 31, 1995 ("the Fiscal 1996 Period") increased 47.1% to $2,560,000 from $1,740,000 for the same period in Fiscal 1995, as a result of an increase in casino consulting fees derived from the Table Mountain Casino & Bingo operation.

Consulting fees in the three month periods ended October 31, 1995 and 1994 are derived from the consulting agreement the Company has with the Table Mountain Band of Indians (the "Tribe") for the operation of the Table Mountain Casino & Bingo (the "Table Mountain Casino"), which is located near Fresno, California.

Casino consulting fees represent 35% of the Table Mountain Casino's net income before consulting fees. The consulting agreement provides for consulting fees at 35% of Table Mountain Casino's income for a five year period through 1998 and 30% for 1999 and 2000.

By letter agreement dated September 11, 1995, effective June 19, 1995, the Company entered into an amendment to the consulting agreement with the Tribe providing that the Company would pay a concession to the Tribe equal to seven percent (7%) of the net income, before consulting fees, of the Table Mountain Casino. The amendment expires on June 19, 1996. During the three month period ended October 31, 1995, the concession totaled $638,000. Consulting fee revenue is reported net of the concession to the Tribe.

COSTS AND EXPENSES

Casino consulting expenses in the three months ended October 31, 1995, increased to $285,000, up by 59.2%, from $179,000 in the comparable quarter in Fiscal 1995. This increase is comprised principally of personnel costs and legal fees.

General and administrative expenses in the first quarter of Fiscal 1996 increased by $16,000 or 12.2% over the comparable quarter of Fiscal 1995. The increase resulted mainly from personnel.

Amortization and depreciation was $20,000 and $16,000 in the three months ended October 31, 1995 and 1994, respectively. Amortization is comprised of consulting agreement acquisition costs, which are being amortized over the term of the Table Mountain Casino agreement.

OTHER OPERATIONAL ITEMS

Interest income, represented principally by interest on time deposits with financial institutions in Fiscal 1996 and interest on the contract advance to Table Mountain Casino in Fiscal 1995, totaled $95,000 and $33,000 in the three months ended October 31, 1995 and 1994, respectively

The Company recorded provisions of $151,000 and $101,000 for State of California income taxes for the three month periods ended October 31, 1995 and 1994, respectively.

At July 31, 1995, the Company had unused net operating loss carryforwards for Federal income tax purposes totaling $1,099,000. The carryforwards expire through 2006. Net operating loss carryforwards generated by American Casino Enterprises, Inc. (the Parent) prior to the stock acquisition of certain subsidiaries may be used to reduce future taxable income arising from the activities of the Parent only, subject to limitations in accordance with Section 382 of the Internal Revenue Code beginning on January 9, 1992. The annual limitation is calculated to be approximately $1,000,000. Approximately $1,000,000 of the net operating loss carryforwards ($2,000,000 in the aggregate) was utilized to reduce the Company's current Federal income tax liability for each of the three month periods ended October 31, 1995 and 1994.

Net income for the three months ended October 31, 1995 was $1,353,000 or $0.09 per common share and common share equivalent compared to $870,000 or $0.06 per common share and common share equivalent for the three months ended October 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES AT OCTOBER 31, 1995 AND
THE THREE MONTHS THEN ENDED

At October 31, 1995, the Company had consolidated working capital of $10,501,000, as compared with working capital of $9,108,000 at July 31, 1995. The change resulted principally from a combination of increases of cash ($2,201,000), prepaid expenses ($19,000), advance on consulting fees ($108,000), and payable to Table Mountain Tribe ($103,000) and reductions of deferred tax asset ($339,000), consulting fee receivable ($343,000), income taxes payable ($60,000), income tax receivable ($73,000), and accrued expenses ($46,000).

During the first three months of Fiscal 1996, the Company used $13,000 in investing activities as compared to $18,000 used by investing activities in the first three months of Fiscal 1995. The cash used in investing activities in Fiscal 1996 and 1995 was to acquire additional office furniture and equipment and leasehold improvements.

There was no financing activity in the first three months of Fiscal 1996 or 1995. At October 31, 1995, the Company had no long-term debt outstanding.

Historically, the Company has provided funds for its operations from operating activities, financing from financial institutions and shareholders, and issuance of common stock and it will likely continue to do so in the future. The Company has always sought and will continue to seek other suitable consulting contracts and/or ownership of casinos and other gaming opportunities on and off Indian land. In the event any of these opportunities come to fruition, management will consider satisfying necessary financing from working capital, through borrowing or capital infusion through public or private placement of common stock of the Company or its subsidiaries.

At October 31, 1995, the Company had revolving lines of credit totaling $750,000 with two banks. One line for $250,000 expires in December 1995 and bears interest at 3% above prime. The line is collateralized by 91,000 shares of the Company's Common Stock pledged by Ronald J. Tassinari, the Company's president. The line is also guaranteed by Audrey K. Tassinari, the Company's vice president. The Company expects to renew this line under similar terms in December 1995. The other $500,000 line of credit is unsecured, expires in October 1996 and bears interest at 1% above an indexed prime (8.75% at October 31, 1995). At October 31, 1995, no funds were outstanding on the lines of credit.

As discussed in the Notes to Consolidated Financial Statements for the three months ended October 31, 1995, the National Indian Gaming Commission (the "NIGC") issued a Notice of Violation and a separate Notice to Show Cause to the Company regarding the Table Mountain Casino consulting contract. If the NIGC were to prevail in its allegations, they could have a significant adverse effect on the financial condition and operations of the Company.

                                     PART II

                                OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

                  (a) No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1995.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN CASINO ENTERPRISES, INC.

Dated:   December 13, 1995             By: /s/ Ronald J. Tassinari
                                               ----------------------
         Las Vegas, Nevada             Ronald J. Tassinari
                                       President
                                       (Principal Executive Officer)

                                       /s/ Roy K. Keefer
                                           --------------------------
                                       Roy K. Keefer
                                       Chief Financial Officer
                                       (Principal Financial
                                       and Accounting Officer)

           EXHIBIT INDEX

                                                                               Sequential
                                                                                  Page
  Exhibit                        Description                                     Number
-----------    ------------------------------------------------              --------------
     11.01     Schedule of Computation of Earnings Per Common Share                16
               And Common Share Equivalent

     27        Financial Data Schedule                                             17