Form 10QSB
period 1996-01-31
AMERICAN CASINO ENTERPRISES INC /NV/
filed 1996-03-15
CIK 315428

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 1996
                           Commission File No. 0-10061

                        AMERICAN CASINO ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                          04-2709807
            ------                                          ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                    No.)

6243 Industrial Rd., Las Vegas, Nevada                         89118
--------------------------------------                         -----
(Address of principal executive offices)                     (Zip Code)

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

                  Yes     X                                       No
                      --------                                      -----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
          Class                                              March 12, 1996
          -----                                              --------------
Common Stock, $.01 Par Value                                   14,367,958

     American Casino Enterprises, Inc. and Subsidiaries
     Consolidated Balance Sheets
     January 31, 1996 and July 31, 1995

                                                            January 31,       July 31,
                                                               1996             1995
                                                            -----------     -----------
                                                            (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                              $10,846,000     $ 8,841,000
     Consulting fee and other receivables                        68,000         344,000
     Income taxes receivable                                    306,000          73,000
     Deferred tax asset                                          37,000         342,000
     Prepaid expenses                                            39,000          39,000
                                                            -----------     -----------
         Total current assets                                11,296,000       9,639,000
                                                            -----------     -----------

Property and equipment, net                                      79,000          93,000
                                                            -----------     -----------
Other assets:
     Consulting agreement acquisition costs, net                215,000         243,000
     Deferred tax asset                                            --            34,000
     Deposits                                                    16,000          15,000
                                                            -----------     -----------
                                                                231,000         292,000
                                                            -----------     -----------
                                                            $11,606,000     $10,024,000
                                                            ===========     ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            47,000          64,000
     Income taxes payable                                          --           112,000
     Advance payment of consulting fees                         216,000            --
     Accrued expenses                                           120,000         122,000
     Payable to Table Mountain Tribe                             61,000         233,000
                                                            -----------     -----------
         Total current liabilities                              444,000         531,000
                                                            -----------     -----------

Commitments                                                        --              --

Shareholders' equity:
     Common stock; $.01 par; 30,000,000 shares
       authorized; 14,367,958 shares
       issued and outstanding                                   144,000         144,000
     Preferred stock; $.01 par; 10,000,000 shares
       authorized; shares issued and outstanding - none            --              --
     Capital in excess of par                                 3,213,000       3,213,000
     Retained earnings                                        7,805,000       6,136,000
                                                            -----------     -----------
       Total shareholders' equity                            11,162,000       9,493,000
                                                            -----------     -----------
                                                            $11,606,000     $10,024,000
                                                            ===========     ===========

See Notes to Consolidated Financial Statements.

     American Casino Enterprises, Inc. and Subsidiaries
     Consolidated Statements of Income
       and Retained Earnings
     Three Months Ended January 31, 1996 and 1995
                                   (Unaudited)

                                                           1996            1995
                                                        -----------     -----------
Revenues:
     Casino consulting fees                             $ 2,551,000     $ 2,033,000
                                                        -----------     -----------
Costs and expenses:
     Casino consulting                                    1,124,000         209,000
     General and administrative                             292,000         183,000
     Amortization and depreciation                           20,000          19,000
                                                        -----------     -----------
                                                          1,436,000         411,000
                                                        -----------     -----------
     Income from operations                               1,115,000       1,622,000
                                                        -----------     -----------
Other income - interest                                     203,000          54,000
                                                        -----------     -----------

     Income before NIGC civil fine and income taxes       1,318,000       1,676,000
                                                        -----------     -----------

NIGC civil fine                                             500,000            --
                                                        -----------     -----------

     Income before income taxes                             818,000       1,676,000
                                                        -----------     -----------
Income taxes:
     State - current                                         85,000         124,000
     Federal:
       Current                                              418,000         541,000
       Deferred                                                --              --
                                                        -----------     -----------
                                                            503,000         665,000
                                                        -----------     -----------
     Net income                                             315,000       1,011,000

Retained earnings, beginning of period                    7,490,000       2,205,000
                                                        -----------     -----------
Retained earnings, end of period                        $ 7,805,000     $ 3,216,000
                                                        ===========     ===========

Earnings per common share and
     common share equivalent                            $      0.02     $      0.07
                                                        ===========     ===========
Weighted average number of common shares
     and common share equivalents                        16,721,730      14,588,110
                                                        ===========     ===========


See Notes to Consolidated Financial Statements.

     American Casino Enterprises, Inc. and Subsidiaries
     Consolidated Statements of Income
       and Retained Earnings
     Six Months Ended January 31, 1996 and 1995
                                   (Unaudited)

                                                            1996            1995
                                                         -----------     -----------
Revenues:
     Casino consulting fees                              $ 5,111,000     $ 3,773,000
                                                         -----------     -----------
Costs and expenses:
     Casino consulting                                     1,409,000         388,000
     General and administrative                              439,000         314,000
     Amortization and depreciation                            40,000          35,000
                                                         -----------     -----------
                                                           1,888,000         737,000
                                                         -----------     -----------
     Income from operations                                3,223,000       3,036,000
                                                         -----------     -----------
Other income - interest                                      298,000          87,000
                                                         -----------     -----------

     Income before  NIGC civil fine and income taxes       3,521,000       3,123,000
                                                         -----------     -----------

NIGC civil fine                                              500,000            --
                                                         -----------     -----------

     Income before income taxes                            3,021,000       3,123,000
                                                         -----------     -----------
Income taxes:
     State - current                                         236,000         225,000
     Federal:
       Current                                               778,000         677,000
       Deferred                                              339,000         340,000
                                                         -----------     -----------
                                                           1,353,000       1,242,000
                                                         -----------     -----------
     Net income                                            1,668,000       1,881,000

Retained earnings, beginning of period                     6,137,000       1,335,000
                                                         -----------     -----------
Retained earnings, end of period                         $ 7,805,000     $ 3,216,000
                                                         ===========     ===========

Earnings per common share and
     common share equivalent                             $      0.10     $      0.13
                                                         ===========     ===========
Weighted average number of common shares
     and common share equivalents                         16,206,716      14,635,547
                                                         ===========     ===========


See Notes to Consolidated Financial Statements.

     American Casino Enterprises, Inc. and Subsidiaries
     Consolidated Statements of Cash Flows
     Six Months Ended January 31, 1996 and 1995
                       (Unaudited)



                                                                 1996              1995
                                                             ------------      ------------
Cash flows from operating activities:
     Net income                                              $  1,668,000      $  1,881,000
                                                             ------------      ------------
     Adjustments to reconcile net income to
       net cash provided (used) by operating activities:
       Amortization and depreciation                               40,000            35,000
       Deferred income taxes                                      339,000           340,000
       Changes in other assets and liabilities, net               (44,000)          833,000
                                                             ------------      ------------
                                                                  335,000         1,208,000
                                                             ------------      ------------

       Net cash provided (used) by operating activities         2,003,000         3,089,000
                                                             ------------      ------------
Cash flows from investing activities:
     Property and equipment, net                                    2,000           (27,000)
                                                             ------------      ------------

       Net cash provided (used) by investing activities             2,000           (27,000)
                                                             ------------      ------------
Cash flows from financing activities                                 --                --
                                                             ------------      ------------
       Net cash provided (used) by financing activities              --                --
                                                             ------------      ------------
                              Net increase in cash              2,005,000         3,062,000

Cash and cash equivalents, at beginning of period               8,841,000           683,000
                                                             ------------      ------------
Cash and cash equivalents, at end of period                  $ 10,846,000      $  3,745,000
                                                             ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for income taxes                              $  1,356,000      $    982,000
                                                             ============      ============


See Notes to Consolidated Financial Statements.

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JANUARY 31, 1996
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of American Casino Enterprises, Inc. and its wholly-owned subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated. For additional disclosures, refer to the Form 10K-SB of the Company for the year ended July 31, 1995.

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

NOTE 2 - CONSULTING AGREEMENTS

TABLE MOUNTAIN CASINO & BINGO

On February 1, 1996, the Company signed a new consulting agreement with the Table Mountain Band of Indians (the "Tribe") for the Table Mountain Casino & Bingo (the "Casino") in Friant, California. The new consulting agreement has a duration of 27 months, and provides that the Company will receive a base monthly consulting fee of $90,000, plus an additional $90,000 for each increment of $500,000 or portion thereof, of casino net income in excess of the first $1.5 million of net income from casino operations. Additionally, effective February 1, 1996, the Company and the Tribe signed a termination agreement of the March 1993 agreement under which a monthly payment of $350,000 will be paid to the Company for a term of 48 months.

The prior consulting agreement provided for consulting fees equal to 35% of the Casino's net income before consulting fees. For the period from June 19, 1995 to February 1, 1996, the Company paid a concession to the Tribe equal to seven percent (7%) of the Casino's net income before consulting fees. During the six month period ended January 31, 1996, the concession totaled $1,276,000. Consulting fee revenue is reported net of the concession to the Tribe.

The Company is also obligated to make advances to the Casino in certain circumstances, mainly for the acquisition of capital assets which cannot be acquired using the Casino's operating cash surplus.

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JANUARY 31, 1996
                                   (UNAUDITED)

During Fiscal 1992, the Company and the Tribe entered into an agreement requiring the Tribe to repay $1,500,000 of contract advances made by Millerton Games, Inc, an entity which was acquired by the Company. In addition, $289,000 of unpaid management fees for Fiscal 1992 were converted to a note receivable payable in 1997. The notes were paid in full in May 1995.

In Fiscal 1993 the Tribe began a substantial expansion and renovation program to the Casino. To assist with the expansion costs, the Company advanced approximately $365,000 to the Casino. The Casino paid the advance in full in Fiscal 1995. The expanded, renovated casino facility was completed in Fiscal 1995.

NOTE 3 -  CONSULTING AGREEMENT ACQUISITION COSTS

Consulting agreement acquisition costs are amortized over the life of the consulting contract with the Table Mountain Tribe. The amortization period was 84 months for Fiscal 1995 and for the first six months of Fiscal 1996. The amortization period will be 27 months, the length of the new consulting agreement, for periods after February 1, 1996.

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

Approximately $1,000,000 of the net operating loss carryforwards ($2,000,000 in the aggregate) was utilized to reduce the Company's current Federal income tax liability for each of the six month periods ended January 31, 1996 and 1995. Accordingly, the deferred tax benefit recorded in the consolidated balance sheets was reduced by approximately $339,000 and $340,000 in Fiscal 1996 and Fiscal 1995, respectively, and charged to operations in the respective periods.

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

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JANUARY 31, 1996
                                   (UNAUDITED)


On February 1, 1996, the Company entered into a settlement agreement with the NIGC. The settlement agreement resolved all issues associated with the Notice of Violation and the Notice to Show Cause.

In the settlement, the NIGC agreed to fully withdraw any and all allegations, charges and claims against the Company. In turn, the Company, without admitting or denying the NIGC allegations, agreed to pay a civil fine of $500,000, and to terminate its 1993 amended agreement with the Table Mountain Tribe. The civil fine was accrued at January 31, 1996 and charged to operations for the period then ended.

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

In May 1992, the Tribe and other California Indian tribes filed a lawsuit in Federal Court against the State of California and its Governor over the scope of gaming permissible on Indian land, captioned as Rumsey v.Wilson. In July 1993, the Federal District Court ruled that the proposed electronic games are a proper subject of negotiation with Tribal State Compact and that the Tribes and State should negotiate to determine whether other banked and percentage card games will be permitted under a Tribal-State Compact. The State of California appealed the District Court decision in Rumsey v. Wilson.

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

                                     PART 1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 1996

REVENUES

Casino consulting fees in the six months ended January 31, 1996 ("the Fiscal 1996 Period") increased 35.5% to $5,111,000 from the $3,773,000 recorded in the same period in Fiscal 1995, as a result of an increase in casino consulting fees derived from the Table Mountain Casino & Bingo operation.

Consulting fees in the six month periods ended January 31, 1996 and 1995 were derived from the consulting agreement the Company has with the Table Mountain Band of Indians (the "Tribe") for the operation of the Table Mountain Casino & Bingo (the "Table Mountain Casino"), which is located near Fresno, California.

On February 1, 1996, a new consulting agreement with the Table Mountain Band of Indians was signed. The new consulting agreement has a duration of 27 months, and provides that the Company will receive a base monthly consulting fee of $90,000, plus an additional $90,000 for each increment of $500,000 or portion thereof, of casino net income in excess of the first $1.5 million of net income from casino operations. Additionally, effective February 1, 1996, the Company and the Tribe signed a termination agreement of the March 1993 agreement under which a monthly payment of $350,000 will be paid to the Company for a term of 48 months.

The prior consulting agreement provided for consulting fees equal to 35% of the Casino's net income before consulting fees. Also, for the period from June 19, 1995 to February 1, 1996, the Company paid a concession to the Tribe equal to seven percent (7%) of the net income, before consulting fees, of the Casino. During the six month period ended January 31, 1996, the concession totaled $1,276,000. Consulting fee revenue is reported net of the concession to the Tribe.

COSTS AND EXPENSES

Casino consulting expenses in the six months ended January 31, 1996 increased to $1,409,000, or 263.1%, from $388,000 in the comparable quarter in Fiscal 1995.

This increase is comprised principally of: legal costs related to the NIGC regulatory action ($88,000) and incentive bonuses, and related payroll taxes, paid to nine consultants and employees of the Company ($605,000). Also, during Fiscal 1996, the Company acquired an option to invest in a company seeking to build a cardroom in a California community. The community rejected the effort to legalize cardrooms in a public referendum and the cost of the option ($175,000) and related legal expenses ($15,000) were written off in the second quarter of Fiscal 1996.

General and administrative expenses in the six month period ended January 31, 1996 increased by $125,000 or 39.8% over the comparable period of Fiscal 1995. The increase resulted mainly from personnel costs and legal fees related to various corporate matters.

Amortization and depreciation was $40,000 and $35,000 in the six months ended January 31, 1996 and 1995, respectively. Amortization is comprised of consulting agreement acquisition costs, which are being amortized over the term of the Table Mountain Casino agreement.

OTHER OPERATIONAL ITEMS

Interest income, represented principally by interest on time deposits with financial institutions in Fiscal 1996 and interest on the contract advance to Table Mountain Casino in Fiscal 1995, totaled $298,000 and $87,000 in the six month periods ended January 31, 1996 and 1995, respectively.

During the second quarter of Fiscal 1996, the Company charged operations for a $500,000 civil fine assessed by the National Indian Gaming Commission.

The Company recorded provisions of $236,000 and $225,000 for State of California income taxes for the six month periods ended January 31, 1996 and 1995, respectively.

At July 31, 1995, the Company had unused net operating loss carryforwards for Federal income tax purposes totaling $1,099,000. The carryforwards expire through 2006. Net operating loss carryforwards generated by American Casino Enterprises, Inc. (the "Parent") prior to the acquisition of certain subsidiaries may be used to reduce future taxable income arising from the activities of the Parent only, subject to limitations in accordance with Section 382 of the Internal Revenue Code beginning on January 9, 1992. The annual limitation is calculated to be approximately $1,000,000. Approximately $1,000,000 of the net operating loss carryforwards was utilized to reduce the Company's current Federal income tax liability for each of the six month periods ended January 31, 1996 and 1995.

Net income for the six months ended January 31, 1996 was $1,668,000 or $0.10 per common share and common share equivalent compared to $1,881,000 or $0.13 per common share and common share equivalent for the six months ended January 31, 1995.

THREE MONTHS ENDED JANUARY 31, 1996

REVENUES

Casino consulting fees in the second quarter of Fiscal 1996 increased by $518,000 or 25.5% over the second quarter of Fiscal 1995. The increase is attributable to an increase in the profitability of the Table Mountain Casino.

COSTS AND EXPENSES

Casino consulting expenses increased to $1,124,000 in the second quarter of Fiscal 1996 from $209,000 in the second quarter of Fiscal 1995. This increase is comprised principally of: legal costs related to the NIGC regulatory action, incentive bonuses, and the write off of the cost of an option to invest in a company seeking to build a cardroom and related legal costs.

General and administrative expenses were $292,000 for the second quarter of Fiscal 1996 and $183,000 for the second quarter of Fiscal 1995. This change results from an increase in corporate legal fees and personnel costs.

OTHER OPERATIONAL ITEMS

Interest income increased to $203,000 in the second quarter of Fiscal 1996 from $54,000 in the second quarter of Fiscal 1995. The income is represented principally by interest earned on the Company's bank deposits in Fiscal 1996 and the interest on the contract advances to the Tribe in Fiscal 1995.

During the second quarter of Fiscal 1996, the Company charged operations for a $500,000 civil fine assessed by the National Indian Gaming Commission.

The Company recorded state income taxes of $85,000 and Federal income taxes of $418,000 for the three months ended January 31, 1996 as compared to state income tax expense of $124,000 and Federal income taxes of $541,000 for the same period in Fiscal 1995.

Net income for the three months ended January 31, 1996 was $315,000 or $0.02 per common share and common share equivalent compared to $1,011,000 or $0.07 per common share and common share equivalent for the three months ended January 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES AT JANUARY 31, 1996 AND
THE SIX MONTHS THEN ENDED

At January 31, 1996, the Company had consolidated working capital of $10,852,000, as compared with working capital of $9,108,000 at July 31, 1995. The change resulted principally from a combination of increases of cash ($2,005,000), income taxes receivable ($233,000), and advance payment of consulting fees ($216,000), and reductions of consulting fee and other receivables ($276,000), deferred tax asset ($305,000), income taxes payable ($112,000), accrued expenses ($2,000), accounts payable ($17,000) and payable to Table Mountain Tribe ($172,000).

During the six month period ended January 31, 1996, investing activities provided $2,000 as compared to $27,000 used by investing activities in the same period in Fiscal 1995. The cash used in investing activities in Fiscal 1995 was to acquire additional office furniture and equipment and leasehold improvements.

The Company had no transactions of a financing nature in the six month periods ended January 31, 1996 and 1995. At January 31, 1996, the Company had no long-term debt outstanding.

Historically, the Company has provided funds for its operations from operating activities, financing from financial institutions and shareholders, and issuance of common stock and it will likely continue to do so in the future. The Company has always sought and will continue to seek other suitable consulting contracts and/or ownership of casinos and other gaming opportunities on and off Indian land. In the event any of these opportunities come to fruition, management will consider satisfying necessary financing from working capital, through borrowing or capital infusion through the public or private placement of common stock of the Company or its subsidiaries.

At January 31, 1996, the Company had revolving lines of credit totaling $1,500,000 with two banks. One line for $1,000,000 expires in December 1996 and bears interest at 2.5% above prime. The line is collateralized by certificates of deposit totaling $500,000. The other $500,000 line of credit is unsecured, expires in October 1996 and bears interest at 1% above an indexed prime (8.50% at January 31, 1996). At January 31, 1996, no funds were outstanding on the lines of credit.

                                     PART II

                                OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.

                  (a) On February 1, 1996, the Company filed Form 8-K to report the settlement of its regulatory matter with the National Indian Gaming Commission.

                                   SIGNATURE



         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   AMERICAN CASINO ENTERPRISES, INC.

Dated: March 15, 1996                       By:   /s/ Ronald J. Tassinari
                                                  -----------------------
        Las Vegas, Nevada                         Ronald J. Tassinari
                                                  President
                                                  (Principal Executive Officer)


                                                  /s/ Roy K. Keefer
                                                      -------------
                                                  Roy K. Keefer
                                                  Chief Financial Officer
                                                  (Principal Financial
                                                  and Accounting Officer)

             EXHIBIT INDEX


Exhibit                Description
-------      ----------------------------------------------------
  11.01      Schedule of Computation of Earnings Per Common Share
             And Common Share Equivalent

                                 EXHIBIT 11.01

              AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES

             SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE
                          AND COMMON SHARE EQUIVALENT

                 THREE MONTHS ENDED JANUARY 31, 1996 AND 1995

                                                          1996          1995
                                                       -----------   -----------
                                    PRIMARY:

Net income                                             $   315,000   $ 1,011,000
                                                       ===========   ===========

Weighted average number of common shares
  outstanding during the period                         14,367,958    14,229,069

Add:
  Common stock equivalents (determined
  using the "treasury stock" method) representing
  shares issuable upon exercise of options
  and warrants                                           2,353,772       359,041
                                                       -----------   -----------
Weighted average number of shares used in
  calculation of primary income per share               16,721,730    14,588,110
                                                       ===========   ===========
PRIMARY EARNINGS PER COMMON SHARE
AND COMMON SHARE EQUIVALENT                            $      0.02   $      0.07
                                                       ===========   ===========


                                 FULLY DILUTED:

Net income                                             $   315,000   $ 1,011,000
                                                       ===========   ===========

Weighted average number of common shares
  outstanding during the year                           14,367,958    14,229,069

Add:
  Common stock equivalents (determined
  using the "treasury stock" method) representing
  shares issuable upon exercise of options
  and warrants                                           2,602,022       370,593
                                                       -----------   -----------
Weighted average number of shares used in
  calculation of fully diluted income per share         16,969,980    14,599,662
                                                       ===========   ===========
FULLY DILUTED EARNINGS PER COMMON SHARE
AND COMMON SHARE EQUIVALENT                            $      0.02   $      0.07
                                                       ===========   ===========

NOTE: Fully diluted earnings per common share and common share equivalent is not presented in the Consolidated Statements of Income and Retained Earnings because the effect is antidilutive or the dilutive effect is less than three percent.