Form 10QSB
period 1996-04-30
AMERICAN CASINO ENTERPRISES INC /NV/
filed 1996-06-14
CIK 315428

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 30, 1996
                           Commission File No. 0-10061

                        AMERICAN CASINO ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


         Nevada                                                  04-2709807
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)


6243 Industrial Rd., Las Vegas, Nevada                              89118
(Address of principal executive offices)                          (Zip Code)


                                 (702) 896-8888
              (Registrant's telephone number, including area code)


                                       N/A
               (Former name, former address & former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X       No
                               ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                             Outstanding at
       Class                                 June 12, 1996
       -----                                 --------------
Common Stock, $.01 Par Value                  14,367,958

  American Casino Enterprises, Inc. and Subsidiaries
  Consolidated Balance Sheets
  April 30, 1996 and July 31, 1995

                                                          April 30,         July 31,
                                                            1996             1995
                                                         -----------     -----------
                                                         (Unaudited)
                           ASSETS
Current assets:
  Cash and cash equivalents                              $11,555,000     $ 8,841,000
  Consulting fee and other receivables                        56,000         344,000
  Income taxes receivable                                    433,000          73,000
  Deferred tax asset                                          37,000         342,000
  Prepaid expenses                                            49,000          39,000
                                                         -----------     -----------
      Total current assets                                12,130,000       9,639,000
                                                         -----------     -----------

Property and equipment, net                                   75,000          93,000
                                                         -----------     -----------
Other assets:
  Consulting agreement acquisition costs, net                300,000         243,000
  Deferred tax asset                                              --          34,000
  Deposits                                                    25,000          15,000
                                                         -----------     -----------
                                                             325,000         292,000
                                                         -----------     -----------
                                                         $12,530,000     $10,024,000
                                                         ===========     ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            44,000          64,000
  Income taxes payable                                            --         112,000
  Accrued expenses                                           195,000         122,000
  Payable to Table Mountain Tribe                                 --         233,000
                                                         -----------     -----------
      Total current liabilities                              239,000         531,000
                                                         -----------     -----------

Commitments                                                       --              --

Shareholders' equity:
  Common stock; $.01 par; 30,000,000 shares
    authorized; 14,367,958 shares
    issued and outstanding                                   144,000         144,000
  Preferred stock; $.01 par; 10,000,000 shares
    authorized; shares issued and outstanding - none              --              --
  Capital in excess of par                                 3,213,000       3,213,000
  Retained earnings                                        8,934,000       6,136,000
                                                         -----------     -----------
    Total shareholders' equity                            12,291,000       9,493,000
                                                         -----------     -----------
                                                         $12,530,000     $10,024,000
                                                         ===========     ===========

See Notes to Consolidated Financial Statements.

American Casino Enterprises, Inc. and Subsidiaries
Consolidated Statements of Income
and Retained Earnings
Three Months Ended April 30, 1996 and 1995
                         (Unaudited)

                                                         1996            1995
                                                      -----------     -----------
Revenues:
   Casino consulting fees                             $ 2,310,000     $ 2,964,000
                                                      -----------     -----------
Costs and expenses:
   Casino consulting                                      327,000         441,000
   General and administrative                             241,000         342,000
   Amortization and depreciation                           34,000          22,000
                                                      -----------     -----------
                                                          602,000         805,000
                                                      -----------     -----------
   Income from operations                               1,708,000       2,159,000
                                                      -----------     -----------
Other income - interest                                   134,000          45,000
                                                      -----------     -----------

   Income before NIGC civil fine and income taxes       1,842,000       2,204,000
                                                      -----------     -----------

NIGC civil fine                                                --              --
                                                      -----------     -----------

   Income before income taxes                           1,842,000       2,204,000
                                                      -----------     -----------
Income taxes:
   State - current                                        124,000         179,000
   Federal:
     Current                                              589,000         678,000
     Deferred                                                  --              --
                                                      -----------     -----------
                                                          713,000         857,000
                                                      -----------     -----------
   Net income                                           1,129,000       1,347,000

Retained earnings, beginning of period                  7,805,000       3,216,000
                                                      -----------     -----------
Retained earnings, end of period                      $ 8,934,000     $ 4,563,000
                                                      ===========     ===========

Earnings per common share and
   common share equivalent                            $      0.07     $      0.09
                                                      ===========     ===========
Weighted average number of common shares
   and common share equivalents                        16,275,051      14,883,615
                                                      ===========     ===========

  See Notes to Consolidated Financial Statements.

     American Casino Enterprises, Inc. and Subsidiaries
     Consolidated Statements of Income
       and Retained Earnings
     Nine Months Ended April 30, 1996 and 1995
                           (Unaudited)

                                                          1996            1995
                                                       -----------     -----------
Revenues:
   Casino consulting fees                              $ 7,421,000     $ 6,737,000
                                                       -----------     -----------
Costs and expenses:
   Casino consulting                                     1,736,000         829,000
   General and administrative                              680,000         656,000
   Amortization and depreciation                            74,000          57,000
                                                       -----------     -----------
                                                         2,490,000       1,542,000
                                                       -----------     -----------
   Income from operations                                4,931,000       5,195,000
                                                       -----------     -----------
Other income - interest                                    432,000         132,000
                                                       -----------     -----------

   Income before  NIGC civil fine and income taxes       5,363,000       5,327,000
                                                       -----------     -----------

NIGC civil fine                                            500,000              --
                                                       -----------     -----------

   Income before income taxes                            4,863,000       5,327,000
                                                       -----------     -----------
Income taxes:
   State - current                                         360,000         404,000
   Federal:
     Current                                             1,367,000       1,355,000
     Deferred                                              339,000         340,000
                                                       -----------     -----------
                                                         2,066,000       2,099,000
                                                       -----------     -----------
   Net income                                            2,797,000       3,228,000

Retained earnings, beginning of period                   6,137,000       1,335,000
                                                       -----------     -----------
Retained earnings, end of period                       $ 8,934,000     $ 4,563,000
                                                       ===========     ===========

Earnings per common share and
   common share equivalent                             $      0.17     $      0.22
                                                       ===========     ===========
Weighted average number of common shares
   and common share equivalents                         16,229,494      14,676,879
                                                       ===========     ===========

  See Notes to Consolidated Financial Statements.

    American Casino Enterprises, Inc. and Subsidiaries
    Consolidated Statements of Cash Flows
    Nine Months Ended April 30, 1996 and 1995
                            (Unaudited)


                                                               1996             1995
                                                           ------------      -----------
Cash flows from operating activities:
   Net income                                              $  2,797,000      $ 3,228,000
                                                           ------------      -----------
   Adjustments to reconcile net income to
     net cash provided (used) by operating activities:
     Amortization and depreciation                               74,000           57,000
     Deferred income taxes                                      339,000          340,000
     Changes in other assets and liabilities, net              (493,000)       1,824,000
                                                           ------------      -----------
                                                                (80,000)       2,221,000
                                                           ------------      -----------

     Net cash provided (used) by operating activities         2,717,000        5,449,000
                                                           ------------      -----------
Cash flows from investing activities:
   Property and equipment, net                                   (3,000)        (156,000)
                                                           ------------      -----------

     Net cash provided (used) by investing activities            (3,000)        (156,000)
                                                           ------------      -----------
Cash flows from financing activities                                 --               --
                                                           ------------      -----------
     Net cash provided (used) by financing activities                --               --
                                                           ------------      -----------
                      Net increase in cash                    2,714,000        5,293,000

Cash and cash equivalents, at beginning of period             8,841,000          683,000
                                                           ------------      -----------
Cash and cash equivalents, at end of period                $ 11,555,000      $ 5,976,000
                                                           ============      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for income taxes                              $  2,196,000      $ 1,467,000
                                                           ============      ===========

 See Notes to Consolidated Financial Statements.

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1996
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of American Casino Enterprises, Inc. and its wholly-owned subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated. For additional disclosures, refer to the Form 10-KSB of the Company for the year ended July 31, 1995.

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

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1996
                                   (UNAUDITED)

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

In Fiscal 1993 the Tribe began a substantial expansion and renovation program to the Casino. To assist with the expansion costs, the Company advanced approximately $365,000 to the Casino. The Casino repaid the advance in full in Fiscal 1995. The expanded, renovated casino facility was completed in Fiscal 1995.

UNITED AUBURN INDIAN COMMUNITY
In March 1996, the Company formed a joint venture with the Table Mountain Tribe to provide consulting services to the United Auburn Indian Community. The joint venture will assist in the development of a Class II casino to be built and owned by the Auburn Tribe near Sacramento, California. The joint venture will also train tribal members in operating the casino. The Company has an 80% interest in the joint venture.

Compensation to the joint venture for the consulting agreement is structured as a base consulting fee of $150,000 per month, with additional fees of $37,500 paid for each increment of $250,000 of net income between $1,000,000 and $3,000,000, and $31,250 paid for each increment of $250,000 of net income over $3,000,000. The five

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1996
                                   (UNAUDITED)

year term of the agreement will commence when the casino becomes operational.

The joint venture is committed to finance the Auburn Tribe capital for land acquisition, pre-development costs, and Tribal needs. The Auburn Tribe is in the process of acquiring land for the casino. After its acquisition, the land will be placed into trust by the Bureau of Indian Affairs, a process that is anticipated to take up to 12 months. At the time the land is placed into trust, a one-time fee of $125,000 will be paid by the joint venture to the Auburn Tribe. The Auburn Tribe will also receive options to acquire 150,000 shares of American Casino Enterprises' common stock at the then-current market price. In the interim, a monthly payment of $22,500 will be made by the joint venture to the Auburn Tribe until the gaming facility is operational.

NOTE 3 -  CONSULTING AGREEMENT ACQUISITION COSTS

TABLE MOUNTAIN CASINO & BINGO
Consulting agreement acquisition costs are amortized over the life of the consulting contract with the Table Mountain Tribe. The amortization period was 84 months for Fiscal 1995 and for the first six months of Fiscal 1996. The amortization period will be 27 months, the length of the new consulting agreement, for periods after February 1, 1996.

UNITED AUBURN INDIAN COMMUNITY
Interim payments to the Auburn Tribe, legal costs, payments for options to acquire land, and other related expenditures are being capitalized and will begin to be amortized, after the casino is operational, over the period of the contract. At April 30, 1996, approximately $109,000 had been capitalized.

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

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1996
                                   (UNAUDITED)

reduce future taxable income arising from the activities of the Parent only, subject to limitations in accordance with Section 382 of the Internal Revenue Code beginning on January 9, 1992. The annual limitation is calculated to be approximately $1,000,000.

Approximately $1,000,000 of the net operating loss carryforwards ($2,000,000 in the aggregate) was utilized to reduce the Company's current Federal income tax liability for each of the nine month periods ended April 30, 1996 and 1995. Accordingly, the deferred tax benefit recorded in the consolidated balance sheets was reduced by approximately $339,000 and $340,000 in Fiscal 1996 and Fiscal 1995, respectively, and charged to operations in the respective periods.

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

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1996
                                   (UNAUDITED)

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

In December 1994, the tribes filed a petition for rehearing with the Ninth Circuit and a suggestion for rehearing en banc. The petition and suggestion were denied on August 11, 1995, with a vigorous dissent by six judges. The decision, however, has not been finalized. On August 21, 1995, the Ninth Circuit issued an order requesting further briefing by the parties on the relevance of an important new decision of the California State Court of Appeals in Western Telcon V. California State Lottery. In that case, the court held that the California State Lottery was authorized to use most forms of slot machines and that the Lottery was exempt from the State's Penal Code prohibitions against banked games. On September 1, 1995, the parties in Western Telcon filed a petition for review with the California Supreme Court. The California Supreme Court subsequently heard the oral presentations by the parties involved and is taking the arguments under advisement.

On October 6, 1995, the Ninth Circuit stayed its final decision in Rumsey until the final disposition of Western Telcon by the California Supreme Court. Effectively, this means that the Rumsey decision is still under consideration by the Ninth Circuit.

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1996
                                   (UNAUDITED)

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

                                     PART 1

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 1996

REVENUES
Casino consulting fees in the nine months ended April 30, 1996 ("the Fiscal 1996 Period") increased 10.2% to $7,421,000 from the $6,737,000 recorded in the same period in Fiscal 1995, as a result of an increase in casino consulting fees derived from the Table Mountain Casino & Bingo operation.

Consulting fees in the nine month periods ended April 30, 1996 and 1995 were derived from the consulting agreement the Company has with the Table Mountain Band of Indians (the "Tribe") for the operation of the Table Mountain Casino & Bingo (the "Table Mountain Casino"), which is located near Fresno, California.

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

The prior consulting agreement provided for consulting fees equal to 35% of the Casino's net income before consulting fees. Also, for the period from June 19, 1995 to January 31, 1996, when the concession ceased, the Company paid a concession to the Tribe equal to seven percent (7%) of the net income, before consulting fees, of the Casino. During the six month period ended January 31, 1996, the concession totaled $1,276,000. Consulting fee revenue is reported net of the concession to the Tribe.

COSTS AND EXPENSES
Casino consulting expenses in the nine months ended April 30, 1996 increased to $1,736,000, up 109.4%, from $829,000 in the comparable quarter in Fiscal 1995.

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

General and administrative expenses in the nine month period ended April 30, 1996 increased by $24,000 or 3.7% over the comparable period of Fiscal 1995. The increase resulted mainly from personnel costs and legal fees related to various corporate matters.

Amortization and depreciation was $74,000 and $57,000 in the nine months ended April 30, 1996 and 1995, respectively. Amortization is comprised of consulting agreement acquisition costs, which are being amortized over the term of the Table Mountain Casino agreement.

OTHER OPERATIONAL ITEMS
Interest income, represented principally by interest on time deposits with financial institutions in Fiscal 1996 and interest on the contract advance to Table Mountain Casino and interest earned on time deposits in Fiscal 1995, totaled $432,000 and $132,000 in the nine month periods ended April 30, 1996 and 1995, respectively.

During the second quarter of Fiscal 1996, the Company charged operations for a $500,000 civil fine assessed by the National Indian Gaming Commission.

The Company recorded provisions of $360,000 and $404,000 for State of California income taxes for the nine month periods ended April 30, 1996 and 1995, respectively.

At July 31, 1995, the Company had unused net operating loss carryforwards for Federal income tax purposes totaling $1,099,000. The carryforwards expire through 2006. Net operating loss carryforwards generated by American Casino Enterprises, Inc. (the "Parent") prior to the acquisition of certain subsidiaries may be used to reduce future taxable income arising from the activities of the Parent only, subject to limitations in accordance with Section 382 of the Internal Revenue Code beginning on January 9, 1992. The annual limitation is calculated to be approximately $1,000,000. Approximately $1,000,000 of the net operating loss carryforwards was utilized to reduce the Company's current Federal income tax liability for each of the nine month periods ended April 30, 1996 and 1995.

Net income for the nine months ended April 30, 1996 was $2,797,000 or $0.17 per common share and common share equivalent compared to $3,228,000 or $0.22 per common share and common share equivalent for the nine months ended April 30, 1995.

THREE MONTHS ENDED APRIL 30, 1996

REVENUES
Casino consulting fees in the third quarter of Fiscal 1996 decreased by $654,000 or 22.1% less than the third quarter of Fiscal 1995. The decrease is attributable to the change in the consulting agreement and the method of calculating consulting fees from the Table Mountain Casino.

COSTS AND EXPENSES
Casino consulting expenses decreased 25.9% to $327,000 in the third quarter of Fiscal 1996 from $441,000 in the third quarter of Fiscal 1995. General and administrative expenses were $241,000 for the third quarter of Fiscal 1996 and $342,000 for the third quarter of Fiscal 1995, a decrease of 29.5%. The decrease is principally attributed to the payment of incentive bonuses in the second quarter of Fiscal 1996 versus their payment in the third quarter of Fiscal 1995.

OTHER OPERATIONAL ITEMS
Interest income increased to $134,000 in the third quarter of Fiscal 1996 from $45,000 in the third quarter of Fiscal 1995. The income is represented principally by interest earned on the Company's bank deposits in Fiscal 1996 and the interest on the contract advances to the Tribe and interest earned on bank deposits in Fiscal 1995.

The Company recorded state income taxes of $124,000 and Federal income taxes of $589,000 for the three months ended April 30, 1996 as compared to state income tax expense of $179,000 and Federal income taxes of $678,000 for the same period in Fiscal 1995.

Net income for the three months ended April 30, 1996 was $1,129,000 or $0.07 per common share and common share equivalent compared to $1,347,000 or $0.09 per common share and common share equivalent for the three months ended April 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES AT APRIL 30, 1996 AND
THE NINE MONTHS THEN ENDED
At April 30, 1996, the Company had consolidated working capital of $11,891,000, as compared with working capital of $9,108,000 at July 31, 1995. The change resulted principally from a combination of increases of cash ($2,714,000), income taxes receivable ($360,000), accrued expenses ($73,000),and prepaid expenses ($10,000), and reductions of consulting fee and other receivables ($288,000), deferred tax asset ($305,000), income taxes payable ($112,000), accounts payable ($20,000), and payable to Table Mountain Tribe ($233,000). During the nine month period ended April 30, 1996, investing activities used $3,000 as compared to $156,000 used by investing activities in the same period in Fiscal 1995. The cash used in investing activities in

Fiscal 1995 was to acquire additional office furniture and equipment and leasehold improvements.

The Company had no transactions of a financing nature in the nine month periods ended April 30, 1996 and 1995. At April 30, 1996, the Company had no long-term debt outstanding.

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

At April 30, 1996, the Company had revolving lines of credit totaling $1,500,000 with two banks. One line for $1,000,000 expires in December 1996 and bears interest at 2.5% above prime. The line is collateralized by certificates of deposit totaling $500,000. The other $500,000 line of credit is unsecured, expires in October 1996 and bears interest at 1% above an indexed prime (8.25% at April 30, 1996). At April 30, 1996, no funds were outstanding on the lines of credit.

                                     PART II

                                OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.

                  (a) Exhibits

                      11.01 - Schedule of Computation of Earnings Per Common
                              Share And Common Share Equivalent.

                      27    - Financial Data Schedule.

                  (b) Reports on Form 8-K - On February 1, 1996, the Company filed Form 8-K to report the settlement of its regulatory matter with the National Indian Gaming Commission.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       AMERICAN CASINO ENTERPRISES, INC.

Dated:  June 12, 1996                  By:      /s/ Ronald J. Tassinari
        Las Vegas, Nevada                       --------------------------------
                                                Ronald J. Tassinari
                                                President
                                                (Principal Executive Officer)


                                                /s/ Roy K. Keefer
                                                --------------------------------
                                                Roy K. Keefer
                                                Chief Financial Officer
                                                (Principal Financial
                                                and Accounting Officer)

                                  EXHIBIT INDEX

    Exhibit                  Description
  -----------  ----------------------------------------------------
       11.01   Schedule of Computation of Earnings Per Common Share
               And Common Share Equivalent

          27   Financial Data Schedule