Form 10KSB40
period 1996-07-31
AMERICAN CASINO ENTERPRISES INC /NV/
filed 1996-10-29
CIK 315428

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended July 31, 1996

                         Commission File Number 0-10061

                        AMERICAN CASINO ENTERPRISES, INC.
                 (Name of Small Business Issuer in its charter)

           Nevada                                         04-2709807
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification No.)

             6787 West Tropicana, Suite 200, Las Vegas, Nevada 89103
          (Address of principal executive offices)           (zip code)

                                 (702) 227-9800
                (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES    X      NO

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $9,641,000.

         The aggregate market value of the 13,532,508 shares of Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price of $1.63 for the Company's Common Stock, as reported by NASDAQ for October 16, 1996, was $21,990,326 (assuming for purposes of such calculation that all officers and directors of the Issuer are affiliates).

         The number of shares outstanding of the Registrant's Common Stock at October 11, 1996 was 14,867,992.

                                     PART I

Item 1.  Description of Business

         Development of Business

         American Casino Enterprises, Inc. (the "Company"), a gaming consulting company, is currently engaged in providing consulting services to a tribal gaming enterprise on a Federal Indian Rancheria in Friant, California. The Company is also a majority participant in a joint venture which is providing consulting services and assisting in the development of a proposed tribal gaming facility for the United Auburn Indian Community (the "Auburn Tribe") in Auburn, California. In October 1996, the Company acquired approximately
160 acres of undeveloped land in Las Vegas, Nevada.

         The Company was incorporated in Nevada in 1979, under the name Western Casinos, Inc., originally to engage in the business of recreational and leisure time activities, including casino gaming. In January 1991, the Company completed the purchase of all of the capital stock of Millerton Games, Inc., which held a management consulting contract for the Table Mountain Casino & Bingo in Friant, California (the "Table Mountain Casino").

          The Company signed a new contract with the Table Mountain Band of Indians (the "Table Mountain Tribe") on February 1, 1996, for a 27 month term, to serve as a consultant to the Table Mountain Casino. In March 1996, the Company formed a joint venture with the Table Mountain Tribe to provide consulting services to the Auburn Tribe. The joint venture will assist in the development of a Class II casino proposed to be built and owned by the Auburn Tribe near Sacramento, California.

         On February 1, 1996, the Company entered into a settlement agreement of an administrative proceeding commenced against the Company by the National Indian Gaming Commission (the "NIGC"). The settlement agreement resolved all issues associated with the Notice of Violation and a Notice to Show Cause issued by the NIGC against the Company on July 15, 1994. The Notice of Violation charged that the Company was in violation of certain provisions of the Indian Gaming Regulatory Act and the NIGC's regulations. See "Table Mountain Consulting Contract" below.

         The Company is actively pursuing similar consulting contracts with other Indian tribes as well as ownership of casinos and other gaming opportunities and casino ventures outside of the Indian community, and, also, opportunities in the recreation, entertainment and leisure time industries. There can be no assurance, however, that the Company will be successful in any of these efforts.

         All references herein to the Company refer to the Company and its subsidiaries unless the context otherwise requires. The Company's principal executive offices are located at 6787 West Tropicana, Suite 200, Las Vegas, Nevada 89103, and its telephone number is (702)227-9800.

         Table Mountain Casino & Bingo.

         On January 16, 1991, the Company completed the purchase from Maritime Resorts International, Inc. ("Maritime") a publicly held Utah corporation, of 100% of the outstanding stock of Millerton Games, Inc., ("Millerton") a California corporation which held the management consulting contract to operate the Table Mountain Casino. The Company issued 2,257,630 shares of its Common Stock to Maritime in January 1991. An additional 1,500,000 shares of Common Stock and a note payable ($75,763) were issued to Maritime in January 1992 to satisfy all provisions of the agreement.

         The Table Mountain Casino, opened in 1987, is a high-stakes bingo and gaming casino which is located on The Table Mountain Tribe's Rancheria in Friant, California, approximately 17 miles north of Fresno. The Table Mountain Casino contains approximately 800 bingo seats, seven conventional card tables, five Asian card tables (where Pai Gow, Asian poker and Super Pan 9 are played), 23 stand-up card tables for Table Mountain Jackpot-21, a non-banking form of blackjack, and approximately 850 electronic video gaming devices.

         The casino is open 24 hours a day, seven days a week. Bingo is offered Wednesday through Saturday evenings and Sunday afternoons. Cards and electronic video machines are offered 24 hours a day, seven days a week.

         The Table Mountain Casino is currently authorized by Tribal Ordinance under the National Indian Gaming Act as a Class II enterprise. On February 1, 1996, the Company was granted a new 27-month consulting contract by the Table Mountain Tribe, which gives the Company the exclusive right to provide consulting services for a Class III gaming casino, when and if the Table Mountain Tribe enters into a Class III gaming compact with the State of California which would allow the Table Mountain Casino to engage in expanded casino gaming. In 1992, the National Indian Gaming Commission (the "NIGC") promulgated regulations stating that Indian casinos could not offer certain games, classified as Class III games including electronic gaming machines such as the Tribe's electronic video pull-tab gaming devices and keno, without state approval under tribal-state compacts. In July 1993, a Federal District Court in California, in response to a lawsuit brought against the State of California by the Table Mountain Tribe and other tribes seeking a declaratory judgment, ruled that the state is obligated to negotiate in good faith to enter into a tribal-state compact which includes slot-type electronic gaming machines, as well as to negotiate the types of banked card games Indian casinos may offer. The judgment of the Federal District Court was subsequently upheld on appeal. See "Item 3. Legal Proceedings."

         The Table Mountain Casino also operates two concessions providing fast food and non-alcoholic drinks on a 24 hour basis. In addition, the Table Mountain Casino opened a full-service, 150 seat restaurant in September 1994 which is open for business 24 hours per day. There is a population of approximately one million people located within 100 miles of the Table Mountain Casino. The Table Mountain Casino attracts players not only from the Fresno area, but also from other parts of Northern and Central California. In order to increase attendance, the Table Mountain Casino provides bus transportation from various locations throughout Northern California.

         In response to the success of the Table Mountain Casino and customer demand, the Table Mountain Casino was renovated between 1993 and 1995 and expanded to its current size. Other improvements include a new facade and signage, improved air conditioning and ventilation to aid in making the facility as smoke free as possible, improved septic and restroom facilities, installation of fire safety features and expanded parking areas.

         The Company has no present commitments for construction or renovation expenditures. The Table Mountain Casino financed the expansion from working capital provided by its casino operations and secured a $1,500,000 lease from Banc One Leasing Corp. to assist in financing the project. In August 1994, the Banc One Lease was paid off and a $1,000,000 Lease was obtained from United Security Bank of Fresno, California. All payments due under that lease were made in the year ended July 31, 1995 ("Fiscal 1995").

Table Mountain Consulting Contract

         On February 1, 1996, the Company entered into a termination agreement with the Table Mountain Tribe (the "Termination Agreement") which terminated the Company's 1993 consulting agreement (the "1993 Agreement") and simultaneously entered into a new consulting agreement (the "1996 Agreement"). Under the conditions of the Termination Agreement, commencing February 1, 1996, the Table Mountain Tribe is required to pay the Company 48 monthly installments of $350,000 in consideration for termination of the 1993 Agreement. However, no payment is required for any month in which the net revenue of the casino does not equal or exceed $1 Million. The term of the Termination Agreement shall be automatically extended by one month for each month that no payment is required thereunder, for up to a maximum of 12 months.

         The 1996 Agreement has a term of 27 months and requires the Company to consult and provide technical assistance, training and advice to the Table Mountain Tribe concerning all matters relating to the operation and business activities of the casino, including but not limited to organization and administration, planning and development, gaming activities, internal controls and accounting procedures, cage operations, engineering and maintenance, housekeeping, human resources, management information services, marketing and advertising, purchasing, surveillance, security and food and beverage operations. For its services under the 1996 Agreement, the Company will receive minimum monthly payments of $90,000. The Table Mountain Tribe is also required to pay the Company an additional $90,000 for each increment of $500,000, or portion thereof, of monthly casino net revenue in excess of the first $1.5 Million of net revenue from casino operations.

         The Company has worked to involve tribal members in the management of the operations and to further such efforts has instituted a management training program for selected tribal members. Tribal members currently hold most key management positions with the Table Mountain Casino. No employees of the Company hold management positions with the Table Mountain Casino.

         Under the terms of the 1993 Agreement, the consulting fee was 35 percent of each month's net profits for the first five years and 30 percent for the last two years with the balance to the Table Mountain Tribe. In September 1995, the Company and the Table Mountain Tribe executed a letter agreement (the "Amendment") which amended the 1993 Agreement. The Amendment modified the 1993 Agreement by providing that the Company would pay a concession to the Table Mountain Tribe for the period from June 19, 1995 through June 19, 1996 equal to seven percent (7%) of the net profit of the casino before consulting fees paid to the Company. Net profits under the 1993 Agreement were defined as the difference between total casino revenues and expenses, excluding consulting fees. The 1993 Agreement, as amended, was terminated by the Termination Agreement.

         The Company believes that its revenues derived from the 1996 Agreement and under the Termination Agreement will result in revenues that are consistent with those previously produced under the 1993 Agreement, provided that the casino's net revenues remain stable or increase during the term of the 1996 Agreement.

         On July 15, 1994, the Chairman of the NIGC issued a Notice of Violation and a separate Notice to Show Cause to the Company. The Notice of Violation charged that the Company was in violation of certain provisions of the Indian Gaming Regulatory Act ("IGRA") and the NIGC's regulations, in that the Company had allegedly (i) engaged in management of the Table Mountain Casino without an approved management contract beginning on November 1, 1990 and (ii) operated illegal video gaming devices and house-banked blackjack games without a Class III gaming compact with the State of California.

         On February 1, 1996, the Company entered into a settlement agreement with NIGC. The settlement agreement resolved all issues associated with the Notice of Violation and the Notice to Show Cause. The NIGC agreed to fully withdraw all allegations and claims against the Company. In turn, the Company, without admitting or denying the NIGC allegations, agreed to pay a civil fine of $500,000 and to terminate the 1993 Agreement.

         As part of the overall settlement, the NIGC has reviewed the Termination Agreement and the 1996 Agreement and has advised both parties that these agreements are consulting contracts and not "management contracts" under the Indian Gaming Regulatory Act or the NIGC's regulations, and therefore they do not require approval of the NIGC chairman.

         The 1996 Agreement is terminable for cause by either party. Under the 1996 Agreement, all casino decisions, policies and procedures are formulated by or subject to the approval of a board of directors (the "Casino Board of Directors"). During Fiscal 1995, the Casino Board of Directors consisted of four representatives of the Company and five representatives of the Table Mountain Tribe. In September 1995, the four representatives of the Company resigned from the Casino Board of Directors. A General Manager serves at the pleasure of the Casino Board of Directors and is vested with initial responsibility and authority for the daily operations of the casino, subject to the approval of the casino Board of Directors. The Table Mountain Tribe has waived its sovereign immunity to a limited extent to permit a direct action by the Company for money damages, specific performance, injunctive relief and/or declaratory relief for the Table Mountain Tribe's breach of the contract.

         The Company is one of a few publicly owned companies involved in providing consulting services to Indian gaming operations. As a result of the Company's relationship with the Table Mountain Casino and its participation in Indian gaming seminars, other Indian tribes, as well as non-Indians, have contacted the Company expressing an interest in possibly engaging the Company's services. There can be no assurance that the Company will be successful in its efforts to obtain other consulting contracts. See "Government Regulation" and "Item 3. Legal Proceedings."

Development of Gaming Facility in Placer County, California

         In February 1996, the Company formed a joint venture with the Table Mountain Tribe to provide consulting services to the Auburn Tribe. The joint venture will assist in the development of a Class II casino to be built and owned by the Auburn Tribe in Placer County, near Sacramento, California. The joint venture will also train tribal members in operating the casino. The Company has an 80% interest in the joint venture.

         Compensation to the joint venture for the consulting agreement is structured as a base consulting fee of $150,000 per month, with additional fees of $37,500 paid for each increment of $250,000 of net income between $1,000,000 and $3,000,000 and $31,250 paid for each increment of $250,000 of net income in excess of $3,000,000. The five year term of the agreement will commence when the casino becomes operational.

         The joint venture is committed to finance the Auburn Tribe with capital for land acquisition, pre-development costs and Tribal needs. The Auburn Tribe is in the process of acquiring land for the casino. After its acquisition, subject to the consent of the Secretary of the Interior, the land will be placed into trust by the Bureau of Indian Affairs, a process that is anticipated to take up to 12 months. At the time the land is placed into trust, a one-time fee of $125,000 will be paid by the joint venture to the Auburn Tribe and the Auburn Tribe will receive options to acquire 150,000 shares of the Company's Common Stock at the then current market price. In the interim, a monthly payment of $22,500 is being made by the joint venture to the Auburn Tribe until the gaming facility is operational.

         Amounts advanced to the Auburn Tribe for pre-developmental costs, land acquisition and related costs, including land option costs, and casino construction costs, not including the monthly payment discussed in the previous paragraph, will begin to be repaid with interest after the casino begins operation.

Acquisition of Las Vegas, Nevada Property

     On October 9, 1996, the Company purchased approximately 160 acres of undeveloped land (the "Property") in Las Vegas, Nevada from Victorson & Associates and Fred Victorson (the "Sellers"). The Sellers are unrelated to the Company. The total purchase price paid by the Company for the Property was $5,200,000. The purchase price was comprised of a cash payment of $3,600,000 and the assumption of a $1,600,000 note (the "Note") and related mortgage on the Property. The Company used working capital generated from its operations to pay the cash portion of the purchase price. The Sellers have an option until February 6, 1997 to repurchase the Property in consideration for payment of: (1) the then outstanding principal on the Note; (2) $5,200,000; (3) the amount of all payments made by the Company under the Note; and (4) an amount equal to the greater of (a) sixteen percent (16%) per annum interest calculated on the outstanding balance of the Note and on any payments made thereon by the Company or (b) fifty percent of the profit realized by the Sellers if the Sellers should sell the Property during the option period.

         The Property is zoned for two 21-story high rise condominiums, an 18 hole golf course and related amenities, such as a country club and restaurant. Presently, the Company has no specific plans with respect to the Property. Some of the possibilities which the Company intends to explore, either directly or through a joint venture, include rezoning the Property for other commercial purposes, maintaining the Property as an investment for appreciation or reselling the Property to a real estate developer.

Competition

         There are presently casinos on Indian reservations in many states, and tribes in other states have disclosed plans to open casinos. Under Federal law, tribes can offer any games already legal in their state, although, among other things, Indian casinos are not subject to state betting limits. Competition for gaming customers in California also comes from casino-hotel operations in Nevada and elsewhere, as well as other forms of wagering permitted in California, such as card clubs, pari-mutual racing, lottery games and other gambling activities.

         The Table Mountain Casino competes with one other Indian gaming operation within a fifty mile radius of Fresno, California, which was opened by the Big Sandy Rancheria Indian Tribe during Fiscal 1996. This casino contains approximately 100 electronic video games. It is located in Auberry, California, approximately 25 miles from the Table Mountain Casino and approximately 40 miles from Fresno. Another Indian gaming operation is approximately 70 miles from the Table Mountain Casino in Lemoore, California. At the Lemoore operation, bingo is offered five days a week in the evening with seating of approximately 1,200 persons. Paper pull tab gaming devices and approximately 300 electronic video games are available to its customers. The Lemoore operation does not offer card games. The Table Mountain Casino competes with the Lemoore operation for customers from the same geographic area. Management, however, believes the variety of gaming offered by the Table Mountain Casino gives it a competitive advantage over these two operations. The Company believes that the renovation and expansion of the Table Mountain Casino has strengthened the Table Mountain Casino's competitive position.

         The Company expects the casino to encounter competition in the form of state authorized card rooms, one of which was built in Fowler, California (approximately 35 miles from the Table Mountain Casino), and three of which are in operation in Fresno. The Fowler facility is permitted to have up to 40 tables and the three Fresno facilities are permitted to have 50 tables in total. Although these card rooms are smaller than the Table Mountain Casino, the presence of such facilities has diverted some of the Table Mountain Casino's card room business.

Government Regulation

         The operation of the Table Mountain Casino is subject to regulation under IGRA. The United States Supreme Court has declared that, once a state has legalized any form of gambling, the Indians in that state have the right to offer the same games, but without governmental restrictions. California v. Cabazon Band of Mission Indians, 480 U.S. 202 (1987). The basic test under IGRA has been interpreted to be that if anyone in the state can offer a form of gambling, even though strictly limiting the game to charities and small wagers, then tribes in that state can offer the same game with virtually no limits. Thus, in California there is authorized off track pari-mutual horse race wagering, bingo, lottery games (which the tribes believe includes video gaming) and card rooms. The NIGC was established in 1988 to enforce IGRA.

         The forms of gambling that are considered to be social games and traditional Indian games are called Class I and are left entirely under Indian control. Class II games, which are subject to some regulation by the NIGC, include bingo, non-banking card games, pull tabs, and other similar games including any electronic or computerized aides used in connection with such games. A sovereign Indian tribe can operate Class III games, which include all forms of gaming not identified as Class I or II, including a race track, off track pari-mutual horse racing or a lottery, only if it enters into a compact with the state. The Table Mountain Tribe has promulgated an ordinance authorizing the Table Mountain Casino to engage in Class II gaming activities. The Table Mountain Tribe has applied for a Class III Gaming Compact in order to engage in expanded casino gaming and will seek approval to conduct off track pari-mutual horse race wagering. It expects to commence such operations when, and if, a compact is signed with the State of California.

         In May 1992, the NIGC promulgated regulations stating that Indian casinos could not offer certain games, classified as Class III games, including electronic gaming machines such as the electronic video pull tab gaming devices at the Table Mountain Casino, without state approval under tribal-state compacts. The Table Mountain Tribe is seeking a Class III gaming compact in order to engage in expanded casino gambling. The Company is required to comply with all applicable laws, rules and regulations promulgated to regulate the Table Mountain Casino. Certain tribes have sued to require the State of California to negotiate to permit certain electronic and card games. The case is on appeal. See "Item 3. Legal Proceedings."

Employees

         As of October 16, 1996, the Company and its subsidiaries employed eight persons including its three executive officers, two persons in gaming operations, two full-time administrative employees and one of the Company's Directors as a gaming consultant on a full-time basis. These persons do not include 750 persons employed at the Table Mountain Casino, none of whom is on the Company's payroll.

Item 2.           Description of Property

         The Company's executive offices are located in approximately 5,116 square feet of leased office space at 6787 West Tropicana, Suite 200, Las Vegas, Nevada 89103. The monthly rental is $8,565. The lease agreement commenced on June 1, 1996 and expires on June 1, 2001.

         See "Item 1. Description of Business-Acquisition of Las Vegas, Nevada Property" for a description of undeveloped real estate which the Company acquired in October 1996.

Item 3.           Legal Proceedings

         Neither the Company nor any of its subsidiaries is a party to any material legal proceeding, nor to the knowledge of Management is any litigation threatened against the Company or its subsidiaries, except as described hereinafter.

         On May 22, 1992, the Tribe and other California Indian Tribes commenced a lawsuit in the United States District Court, Eastern District of California (Civ-S-92-812 GEB JFM) in the matter of Rumsey Indian Rancheria of Wintun Indians, et al. v. Governor Peter Wilson and the State of California. The suit resulted from an agreement between the Tribes and the state to turn to the courts for guidance as to the type of games allowed under the IGRA. On July 16, 1993, the Court granted to the tribes, including the Table Mountain Tribe, a declaratory judgment that the State of California and the Governor were obligated under the IGRA to negotiate in good faith to enter into a tribal-state compact to conduct their gambling activities, including certain forms of Class III gaming, namely slot machines/electronic gambling devices and to negotiate to determine whether other types of banked and percentage card games will be permitted under a Tribe-State compact. While the judge upheld California's opposition to traditional casino games, such as blackjack, the Court ruled that other banking and percentage card games could be included in compact negotiations.

         In November 1994, the U.S. Court of Appeals for the Ninth Circuit reversed in part the July 1993 ruling by the District Court in favor of the tribes, and remanded the case to the District Court for additional fact finding. The remanded issue is whether California law permits the use of video gaming devices by the California State Lottery. If California law is found to permit the use of video gaming devices, the tribes are entitled to seek agreements for the use of such devices. If California law is not found to permit their use, the tribes would not be so entitled under the Court of Appeals' analysis.

         In December 1994, the tribes filed a petition for rehearing with the Ninth Circuit and a suggestion for rehearing en banc. The petition and suggestion were denied on August 11, 1995, with a vigorous dissent by six judges. The decision, however, has not been finalized. On August 21, 1995, the Ninth Circuit issued an order requesting further briefing by the parties on the relevance of an important new decision of the California Court of Appeals in Western Telcon v. California State Lottery. In that case, the court held that the California State Lottery was authorized to use most forms of slot machines and that the Lottery was exempt from the State's Penal Code prohibitions against banked games. On September 1, 1995, the parties in Western Telcon filed a petition for review with the California Supreme Court, which is now pending. The California Supreme Court is not required to grant review.

         On October 16, 1995, the Ninth Circuit stayed its final decision in Rumsey until the final disposition of Western Telcon by the California Supreme Court. On June 24, 1996, the California Supreme Court decided Western Telcon. The court held that the California State Lottery could not "bank" games, but it left open the possibility that certain types of electronic devices could be used to play non-banked games, and cited with approval the Lottery's use of on-line computers and video terminals as consistent with the State Lottery Act. The parties filed their briefs in Rumsey on July 23, 1996, and the case is now pending.

         While the Company is optimistic the California tribes will ultimately prevail in this action, should the State of California be successful in its legal actions, it could have a severe adverse effect on the Company's business.

         On August 23, 1995, the Company was served with a Summons and Complaint in a matter captioned Milton Sorokin v. American Casino Enterprises, Inc. which was commenced in the United States District Court in Nevada. The Complaint alleged breach of a finder's fee agreement and breach of an oral "private placement agreement," and the plaintiff seeks issuance and delivery of 257,630 shares of the Company's Common Stock and an option to acquire an additional 429,383 shares of the Company's Common Stock at a price of $.20 per share. The Court has dismissed the claim relating to the alleged breach of the finder's fee agreement. The second claim is in discovery. The Company believes that it has meritorious defenses to the remaining claim, and the Company intends to vigorously contest the allegations contained in the Complaint.

Item 4.           Submission of Matter to a Vote of Security Holders

         On April 29, 1996, the Company held an Annual Meeting of Stockholders to (i) elect two Directors for terms of three years or until their successors are duly elected and qualified; (ii) approve the adoption of the Company's 1996 Stock Option Plan; and (iii) ratify the appointment of Bradshaw, Smith & Co. as the Company's independent public accountants for the year ended July 31, 1997. The meeting was adjourned with respect to Proposal 2 until June 7, 1996.

         The nominees for election as Class C Directors to the Board of Directors received the following votes cast:

                          For         Withhold     Abstentions and
Name                    Election      Authority    Broker Non-votes
----                    --------      ---------    ----------------
Douglas R. Sanderson    11,346,194    15,345            88,190
Jeanne Hood             11,346,194    15,345            88,190

         5,389,517 shares voted for, 369,435 voted against and 156,996 abstained in connection with the proposal to adopt the Company's 1996 Stock Option Plan. Since the proposal did not receive approval from holders of more than fifty percent (50%) of the Company's Common Stock present in person or by proxy at the meeting, the proposal was not adopted.

         12,351,410 shares voted for, 41,858 voted against and 45,971 abstained in connection with the proposal to ratify the appointment of Bradshaw, Smith & Co. as the Company's independent public accountants.

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

         The Company's Common Stock is traded in the over-the-counter market and quoted through the Nasdaq Stock Market under the symbol "ACES".

         The following table sets forth the range of high and low closing bid prices of the Company's Common Stock for each quarterly period indicated, as reported by Nasdaq. The prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

Period                                                           High Bid   Low Bid
------                                                           --------   -------
Fiscal 1996
         First Quarter (August 1, 1995 - October 31, 1995)         $2.38     $ .50
         Second Quarter (November 1, 1995 - January 31, 1996)      $3.00     $1.94
         Third Quarter (February 1, 1996 - April 30, 1996)         $3.13     $2.03
         Fourth Quarter (May 1, 1996 - July 31, 1996)              $2.13     $1.06

Fiscal 1995

         First Quarter (August 1, 1994 - October 31, 1994)         $1.13     $ .50
         Second Quarter (November 1, 1994 - January 31, 1995)      $1.22     $ .47
         Third Quarter (February 1, 1995 - April 30, 1995)         $1.34     $ .69
         Fourth Quarter (May 1, 1995 - July 31, 1995)              $1.41     $ .81

         On October 16, 1996, the closing sale price per share for the Company's Common Stock was $1.63.

         On October 11, 1996, there were 929 holders of record of the 14,867,992 shares of the Company's Common Stock outstanding.

         Dividend Policy

         The Company has not paid any cash dividends on its Common Stock since its incorporation. The Company anticipates that in the foreseeable future, earnings, if any, will be retained for use in its business or for other corporate purposes.

Item 6.           Management's Discussion and Analysis

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 1996 Compared with Fiscal Year Ended July 31, 1995

Revenues

         Casino consulting fees for the year ended July 31, 1996 ("Fiscal 1996") decreased 0.7% to $9,641,000 from the $9,704,000 recorded for the year ended July 31, 1995 ("Fiscal 1995"). Consulting fees in Fiscal 1996 and 1995 were derived from the consulting agreement the Company has with the Table Mountain Band of Indians (the "Tribe") for the operation of the Table Mountain Casino (the "Casino"), which is located near Fresno, California.

         On February 1, 1996, a new consulting agreement was signed with the Tribe. The new consulting agreement has a duration of 27 months, and provides that the Company will receive a base monthly consulting fee of $90,000, plus an additional

$90,000 for each increment of $500,000 or portion thereof, of Casino net income in excess of the first $1.5 million of net income from Casino operations. Additionally, effective February 1, 1996, the Company and the Tribe signed a termination agreement of the March 1993 agreement between the Company and the Tribe under which the Tribe is required to make a monthly payment of $350,000 to the Company for a period of 48 months, subject to meeting certain thresholds. See Note 3 to the Consolidated Financial Statements included herein.

         The prior consulting agreement provided for consulting fees equal to 35% of the Casino's net income before consulting fees. Also, for the period from June 19, 1995 to January 31, 1996, the Company paid a concession to the Tribe equal to seven percent (7%) of the net income, before consulting fees, of the Casino. During Fiscal 1996 and 1995, the concession totaled $1,276,000 and $301,000, respectively. Consulting fee revenue is reported net of the concession to the Tribe.

Costs and Expenses

         Casino consulting expenses in the year ended July 31, 1996 increased to $2,183,000, up 96.0% from $1,114,000 in Fiscal 1995. This increase is comprised principally of: legal costs related to the NIGC regulatory action ($88,000); increased payroll costs due to an increase in the number of employees; and increased incentive bonuses, and related payroll taxes, paid to consultants and employees of the Company ($605,000). Also, during Fiscal 1996, the Company acquired an option to invest in a company seeking to build a cardroom in a California community. The community rejected the effort to legalize cardrooms in a public referendum, and the costs of the option ($175,000) and related legal expenses ($15,000) were written off.

         General and administrative expenses in Fiscal 1996 decreased by $87,000 or 9.2% from Fiscal 1995. The decrease resulted mainly from a reduction in legal fees related to various corporate matters. This was offset by an increase in investor relations fees and fees paid to independent consultants hired by the Company.

         Amortization and depreciation was $111,000 and $79,000 in Fiscal 1996 and 1995, respectively. Amortization is comprised of consulting agreement acquisition costs, which are being amortized over the term of the consulting agreement.

Other operational items

         Interest income, represented principally by interest on time deposits with financial institutions in Fiscal 1996, and interest on the contract advance to the Casino and interest earned on time deposits in Fiscal 1995, totaled $602,000 and $298,000 in Fiscal 1996 and 1995, respectively.

         During the second quarter of Fiscal 1996, the Company charged operations for a $500,000 civil fine assessed by the National Indian Gaming Commission.

         The Company recorded provisions of $463,000 and $515,000 for State of California income taxes for Fiscal 1996 and 1995, respectively.

         As a result of the foregoing, net income for Fiscal 1996 decreased to $3,796,000 or $0.23 per common share and common share equivalent compared to $4,801,000 or $0.33 per common share and common share equivalent for Fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES AS OF JULY 31, 1996

         At July 31, 1996, the Company had consolidated working capital of $12,667,000, as compared with working capital of $9,108,000 at July 31, 1995. The change resulted principally from a combination of increases of cash

($3,737,000), income taxes receivable ($114,000), accrued expenses ($174,000), prepaid expenses ($6,000), reductions of consulting fee and other receivables of ($142,000), deferred tax asset ($340,000), income taxes payable ($112,000), accounts payable ($13,000), and an account payable to the Tribe ($233,000). During the year ended July 31, 1996, investing activities used $156,000 as compared to $65,000 used by investing activities in Fiscal 1995. The cash used in investing activities in Fiscal 1996 was to acquire office furniture and equipment and leasehold improvements.

         The Company had no transactions of a financing nature in the year ended July 31, 1996. In Fiscal 1995, the Company recorded net cash of $101,000 provided by financing activities upon the exercise of warrants for 138,889 shares of the Company's common stock.

         Historically, the Company has provided funds for its operations from operating activities, financing from financial institutions and Stockholders, and issuance of common stock, and it will likely continue to do so in the future. The Company has always sought and will continue to seek other suitable consulting contracts and/or ownership of casinos and other gaming opportunities on and off Indian land, as well as other recreational, leisure time and entertainment ventures. In the event any of these opportunities come to fruition, management will consider satisfying financing requirements from working capital, through borrowing or from new capital raised through the public or private sale of common stock of the Company or its subsidiaries.

         At July 31, 1996, the Company had revolving lines of credit totaling $1,500,000 with two banks. One line for $1,000,000 expires in December 1996 and bears interest at 2.5% above prime. The line is collateralized by certificates of deposit totaling $500,000. The other $500,000 line of credit is unsecured, expires in October 1996 and bears interest at 1% above an indexed prime (8.25% at July 31, 1996). At July 31, 1996, no funds were outstanding on the lines of credit. The Company intends to renew these two lines of credit on similar terms.

Item 7.  Financial Statements

         The consolidated financial statements of the Company are set forth in a separate section of this Report following Part III.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Set forth below are the names of all the directors and executive officers of the Company along with certain information relating to the business experience of each of the listed officers and directors.

Name                        Age            Position
----                        ---            --------
Ronald J. Tassinari          53       President and Director

Audrey K. Tassinari          58       Executive Vice President and Director

Roy K. Keefer                52       Chief Financial Officer,
                                        Secretary/Treasurer and Director

Douglas R. Sanderson         50       Director

Jeanne Hood                  69       Director

         Directors are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors subject to any contracts of employment. The Board of Directors has an Audit Committee and a Compensation Committee, each comprised of Jeanne Hood and Douglas Sanderson. The Board of Directors does not have a nominating committee. See "Item 10. Executive Compensation."

         Ronald J. Tassinari has been President and a Director of the Company since its inception in August 1979.

         Audrey K. Tassinari has been a Director of the Company since March 1985 and Vice President since April 1986. Mrs. Tassinari is the wife of Ronald J. Tassinari, the Company's President.

         Roy K. Keefer has been Chief Financial Officer and Secretary/Treasurer of the Company since April 1992. Mr. Keefer has been a Director of the Company since December 1992. He served as Manager of Corporate Accounting for the Schulman Group, a major residential and commercial real estate developer in Las Vegas, Nevada from June 1991 to April 1992.

         Douglas R. Sanderson has been a Director of the Company since December 1992. Since June 1994, Mr. Sanderson has been President of Sega Enterprises, Inc., an electronic games manufacturer located in Las Vegas, Nevada. From November 1992 to June 1994, he was Director of National Casino Sales for Bally Gaming, Inc., where he managed and directed sales in major gaming centers of the United States. From October 1990 to October 1992, he was Sales Director for International Game Technology, a Nevada based gaming equipment manufacturer.

         Jeanne Hood has been a Director of the Company since February 1994. Since February 1994, Ms. Hood has served as a gaming consultant to the Company. See "Item 12. Certain Relationships and Related Transactions." From 1985 to 1993, Ms. Hood served as President and Chief Executive Officer of Elsinore Corporation, a publicly traded gaming company, and of Four Queens, Inc., a wholly-owned subsidiary of Elsinore Corporation, which subsidiary owns and operates the Four Queens Hotel Casino in Las Vegas, Nevada.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the period from August 1, 1995 through July 31, 1996, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

Item 10.  Executive Compensation

Summary Compensation Table

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the last three fiscal years by the Company's Chief Executive Officer and all other executive officers whose total compensation exceeded $100,000 in those years.

                              Annual Compensation                               Long-Term Compensation
                   ----------------------------------------------             --------------------------
                                                                                         Awards
                                                                                ----------------------
Name and                                                                      Restricted
Principal                                                   Other Annual         Stock
Position           Year      Salary($)        Bonus($)      Compensation($)   Award(s)($)     Options(#)
---------          ----      ---------        --------      ---------------   -----------     ----------
Ronald J.
 Tassinari,        1996      $375,695         $ 270,000        $58,905(1)        -0-          400,000(2)
Chief Executive    1995      $245,425(3)      $ 135,000        $40,517(1)        -0-          764,000(4)(5)
Officer and        1994      $ 74,520(6)      $  20,000        $27,593(1)        -0-          500,000(7)
President

Audrey K.          1996      $132,887         $ 130,000        $42,392(1)        -0-          250,000(2)
 Tassinari,        1995      $100,440(3)      $  82,500        $40,869(1)        -0-          382,000(8)(5)
Executive
Vice President

Roy K. Keefer      1996      $124,393         $  60,000        $47,029(1)        -0-          150,000(9)
Chief Financial    1995      $112,751         $  40,000        $32,290(1)        -0-          407,000(10)(5)
Officer

-----------------------------------------------------

(1) This amount includes, but is not limited to, Directors fees, medical insurance premiums, car payments and pension plan payments.

(2) Represents options which were granted in October 1995 at an exercise price of $1.75 per share, canceled and re-granted in October 1996 at $1.375 per share.

(3) This amount does not include $12,500 in Casino Board of Directors fees paid to this person in Fiscal 1995.

(4) Includes options to purchase 500,000 shares which were granted in December 1993 at $1.54 per share, canceled and re-granted in November 1994 at $.76 per share.

(5) The Board re-granted such options at a price closer to the fair market value of the Company's Common Stock in order to provide a better incentive to these officers.

(6) This amount does not include $35,703 in salary and $12,000 in Casino Board of Directors Fees paid to this person in Fiscal 1994. The salary payments from the casino to Mr. Tassinari ceased in April 1994.

(7)      These options were canceled in November 1994.

(8) Includes options to purchase 250,000 shares which were granted in December 1993 at $1.54 per share, canceled and re-granted in November 1994 at $.76 per share.

(9) Represents options which were granted in October 1995 at an exercise price of $1.75 per share, cancelled and regranted in October 1996 at $1.25 per share.

(10) Includes options to purchase 275,000 shares which were granted in December 1993 at $1.40 per share, canceled and re-granted in November 1994 at $.69 per share.

Option Grants in Last Fiscal Year (Individual Grants)

                                              % of Total
                              Shares          Options          Exercise
                              Underlying      Granted to       or Base
                              Options         Employees in     Price        Expiration
Name                          Granted (#)     Fiscal Year      ($/sh)          Date
----                          -----------     ------------     ---------    ----------
Ronald J. Tassinari             400,000           50%            $1.38       10/9/01

Audrey K. Tassinari             250,000           31%            $1.38       10/9/01

Roy K. Keefer                   150,000           19%            $1.25       10/9/01

Aggregated Option Exercises in Last Fiscal Year and FY End Option Values

                                                                         Value of
                                                   Number of             Unexercised
                                                   Unexercised           In-The-Money
                       Shares                      Options at            Options at
                       Acquired                    FY-End (#)            FY-End ($)
                       on Exer-     Value          Exercisable/          Exercisable/
Name                   cise (#)     Realized       Unexercisable         Unexercisable(1)
----                   --------     --------       -------------         ----------------
Ronald J. Tassinari        0           $0          1,321,333/342,667     $592,459/$143,920

Audrey K. Tassinari        0           $0            710,666/171,334     $287,980/ $71,960

Roy K. Keefer              0           $0            419,000/188,000     $139,810/ $92,120

-----------------------------------------------------

(1) The closing price for the Company's Common Shares on July 31, 1996 was $1.18 per share.

         Director Compensation

         Directors receive $1,000 for each meeting of the Board of Directors they attend. They are also compensated for expenses incurred in attending the meetings. Certain of the Company's directors have received stock options from the Company. See "Item 11. - Certain Relationships and Related Transactions."

         Employment Agreements

         On July 20, 1995, the Company entered into substantially similar employment agreements with Ronald J. Tassinari, to serve as the Company's Chief Executive Officer and President, Audrey K. Tassinari, to serve as the Company's Vice President, and Roy K. Keefer to serve as the Company's Chief Financial Officer (collectively, the "Employees"). The employment agreements provide for a term which concludes on March 31, 2002. The agreements provide for annual salaries of $390,000, $145,000, and $125,000, respectively, for Mr. Tassinari, Mrs. Tassinari and Mr. Keefer. The agreements further provide that the Employees are entitled to receive minimum annual increases in their salaries every December equal to the greater of (i) the annual increases provided to the Company's other salaried executives or (ii) the increase in the Annual Average All Items Index of the U.S. City Average Consumer Price Index. Under the agreements, the Employees are entitled to receive incentive stock options under the Company's stock option plans, and the Company is required to reimburse Employees for their personal legal and financial consulting expenses, subject to a maximum of three percent of their prior calendar year's base salary. Mr. Tassinari is entitled to a term life insurance policy with a minimum death benefit of $2,000,000, payable to a beneficiary of Mr. Tassinari's designation. Mrs. Tassinari and Mr. Keefer are entitled to policies with $1,500,000 and $1,000,000 minimum death benefits, respectively, payable to beneficiaries of their designation. The Company has agreed to provide the Employees with an automobile allowance or, in lieu thereof, will pay them an equal monthly cash stipend. In the event that the Company requires the Employee to relocate from Las Vegas, Nevada, the Company has agreed to pay their relocation expenses and to provide second mortgages on their new permanent residences of up to $100,000. The employment agreements also provide for indemnification of the Employees in connection with their service to the Company.

         If the employment of any of the Employees is terminated by reason of death, the Company shall pay the balance of the monies due under the agreement to the estate of the decreased Employee. If the employment of any of the Employees is terminated by reason of disability, the Employee shall be entitled to one year of severance pay at full salary and then severance pay at half salary for the remainder of the term. If any of the Employees are terminated without cause, or the Employees terminate their own employment following: (a) a change in control (as defined below); (b) a significant change in the Employee's duties under the agreements; (c) a removal of the Employee from the positions or offices set forth in the agreements; (d) a substantial reduction in compensation, unless all senior executives receive comparable reductions; (e) a breach by the Company of the relocation provisions set forth in the agreements;
(f) the refusal of a successor to the Company to assume the Company's obligations under the agreements; (g) a relocation of the Company's executive offices without the Employee's consent; (h) a failure by the Company to increase the Employee's salary; or (i) the Employee remains employed following a change in control, but then resigns within two years, then the Company shall pay as liquidated damages, or severance pay, or both to the Employee on the fifth day following the termination date, a lump sum equal to the product of (i) an amount equal to the sum of the annual base salary in effect as of the termination date plus any incentive compensation most recently paid or payable to the Employees, multiplied by (ii) two and ninety-nine one hundredths (2.99), (iii) plus any and all accrued salary, accrued vacation pay and accrued bonus in addition to any other consideration due under the agreements. In addition, the agreements provide that in the event that an Employee terminates his or her employment following a change in control, the Company shall make a cash payment on the 91st day after such termination to the Employee in an amount equal to the excess, if any, of (1) the number of options then held by the Employee which have not terminated other than as a result of termination of employment multiplied by the market price of the Company's common stock as of the date of termination, over
(2) the aggregate exercise price for all options then held by the Employee.

         For purposes of the employment agreements, a "change in control of the Company" shall be deemed to have occurred if (i) a third person becomes the beneficial owner (as such term is defined in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934, as amended (the "Act")) of the securities of the Company having twenty percent (20%) or more of the combined voting power of all classes of the Company's securities entitled to vote in an election of Directors of the Company; (ii) there occurs a tender offer or exchange offer by, a merger or other business combination with, or a sale of substantially all of the assets of the Company to any third Person; (iii) a stockholder or stockholders holding five percent (5%) or more of the outstanding common stock of the Company proposes a reconstitution of additions to or deletions from the Board and as a result, obtains a majority thereof; or (iv) during any period of two consecutive years during the term of the agreements, individuals who at the beginning of such period constitute the Board cease for any reason other than death or disability to constitute at least a majority thereof.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of the date of this Report, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of shares of Common Stock, the Company's sole voting securities, by each person known by the Company to be the beneficial owner of more than 5% of its Common Stock, by each executive officer named in the Summary Compensation Table, each director and by all officers and directors as a group.

 Name and Address of     Amount and Nature of       Percentage
 Beneficial Owner       Beneficial Ownership(1)     of Class(2)
--------------------    -----------------------     -----------
Ronald J. Tassinari           1,951,248 (3)            12.3%
6787 West Tropicana
Suite 200
Las Vegas, NV 89103

Audrey K. Tassinari           1,270,236 (4)             8.2%
6787 West Tropicana
Suite 200
Las Vegas, NV 89103

Roy K. Keefer                   575,000 (5)             3.8%
6787 West Tropicana
Suite 200
Las Vegas, NV 89103

Douglas R. Sanderson             81,000 (6)              .5%
2800 Crystal Cove Drive
Las Vegas, NV 89117

Jeanne Hood                     150,000 (7)             1.0%
2316 Timberline Way
Las Vegas, NV  89117

Jay H. Brown                  1,379,857 (8)             9.1%
520 South Fourth Street
Las Vegas, NV  89101

All officers and directors    4,027,484 (9)            23.6%
as a group (5 persons)

(1) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons indicated.

(2)      Based on 14,867,992 shares outstanding as of the date of this Report.

(3) Includes 11,094 shares owned of record by Mr. Tassinari as custodian for his son and 971,333 shares issuable upon exercise of stock options. Does not include options to acquire 342,667 shares which are not currently exercisable. Such shares exclude the following shares as to which Mr. Tassinari disclaims beneficial ownership: 1,270,236 shares of Common Stock benefically owned by Audrey K. Tassinari, Mr. Tassinari's wife. If such excluded shares were included, Mr. Tassinari would be deemed to hold 19.6% of the Common Stock.

(4) Includes an aggregate of 560,666 shares issuable upon exercise of stock options. Does not include options to acquire 171,334 shares which are not currently exercisable. In addition, such shares exclude the following shares as to which Mrs. Tassinari disclaims beneficial ownership: 1,951,248 shares of Common Stock benefically owned by Ronald
         J. Tassinari, Mrs. Tassinari's husband. If such excluded shares were included, Mrs. Tassinari would be deemed to hold 19.6% of the Common Stock.

(5) Includes 460,666 shares underlying incentive stock options. Does not include options to acquire 188,000 shares, which are not currently exercisable.

(6)      Includes 65,000 shares underlying stock options.

(7)      Represents options to acquire 150,000 shares.

(8) Includes an aggregate of 23,167 shares of Common Stock and 324,074 Warrants beneficially owned by Mr. Brown's son and 23,500 shares of Common Stock beneficially owned by Mr. Brown's wife.

(9) Includes options to purchase an aggregate of 2,207,665 shares of Common Stock referred to in notes 3, 4, 5, 6 and 7 above.

Item 12.  Certain Relationships and Related Transactions

         At July 31, 1995, the Company had revolving lines of credit totaling $1,500,000 with two banks. One line for $1,000,000 expires in December 1996 and bears interest at 2.5% above prime. The line is collateralized by certificates of deposit totaling $500,000. Until December 1995, Mr. and Mrs. Tassinari were guarantors of this credit line. At July 31, 1996, no funds were outstanding on the lines of credit.

         Jeanne Hood, a Director of the Company, has provided consulting services to the Company since February 1994. She has been compensated at the rate of $6,000 per month for such services.

         On November 23, 1994, the Board of Directors granted stock options to Robert J. Michaels, Jeanne Hood and Douglas R. Sanderson, Directors or former Directors of the Company, to purchase 50,000, 50,000 and 12,500 shares of Common Stock, respectively. The options were immediately exercisable at $.69 per share in recognition of prior services rendered to the Company and expire on November 23, 1997.

         On December 4, 1994, the Company loaned $110,000 to Ronald J. Tassinari, the Company's President and a Director. Such amount was repaid on January 30, 1995, together with interest of $1,460, which had been accrued at the rate of eight and one half percent (8.5%) per annum.

         On May 31, 1995, the Company loaned $125,000 to Ronald J. Tassinari, the Company's President and a Director. Such amount was repaid on July 24, 1995, together with interest of $2,109, which had been accrued at the rate of eleven percent (11%) per annum.

         On September 1, 1995, the Company loaned $100,000 to Ronald J. Tassinari, the Company's President and a Director. Such amount was repaid on September 21, 1995, together with interest of $206, which had been accrued at the rate of ten and three-quarters percent (10.75%) per annum.

         On September 13, 1995, the Company loaned $100,000 to Ronald J. Tassinari, the Company's President and a Director. Such amount was repaid on October 23, 1995, together with interest of $1,178, which had been accrued at the rate of ten and three-quarters percent (10.75%) per annum.

         On November 15, 1995, the Company loaned $150,000 to Ronald J. Tassinari, the Company's President and a Director. Such amount was repaid on January 26, 1996, together with interest of $2,429, which had been accrued at the rate of ten and three-quarters percent (10.75%) per annum.

         On October 19, 1995, the Board of Directors granted stock options to Robert J. Michaels, Jeanne Hood and Douglas R. Sanderson, Directors of the Company, to purchase 50,000, 100,000 and 15,000 shares of Common Stock, respectively. The options were immediately exercisable at $1.75 per share in recognition of prior services rendered to the Company and expire on October 18, 2005. These options were re-granted on October 7, 1996 to Ms. Hood and Mr. Sanderson at an exercise price of $1.25 per share.

         On October 19, 1995, the Board of Directors granted stock options to Ronald J. Tassinari, Audrey K. Tassinari and Roy K. Keefer, each an Officer and Director of the Company, to purchase 400,000, 250,000 and 150,000 shares of Common Stock, respectively. The options were immediately exercisable at $1.75 per share in recognition of prior services rendered to the Company and expire on October 18, 2005. On October 7, 1996, the foregoing options were canceled and re-granted at an exercise price of $1.25 per share for Mr. Keefer and $1.38 per share for the Tassinaris.

         See "Item 10. Executive Compensation" for the terms of certain stock options and Employment Agreements between the Company and Ronald J. Tassinari, Audrey K. Tassinari and Roy K. Keefer, each a Director and officer of the Company.

Item 13.  Exhibits, List and Reports on Form 8-K

(a)   Exhibits

     3.1   Articles of Incorporation and By Laws of the Company. (1)

     3.2   Certificate of Amendment to Articles of Incorporation of the Company.
           (5)

     3.3   Certificate of Amendment to Articles of Incorporation of the Company.
           (6)

     4.1 Warrant Certificate between the Company and Jay H. Brown dated July 23, 1991. (2)

    10.1   American Enterprises, Inc. 1991 Officers Stock Option Plan. (3)

    10.2   American Enterprises, Inc. 1991 Employees Stock Option Plan. (4)

       10.3 Management Consultant Contract dated March 27, 1993 between the Company and the Table Mountain Tribe.(5)

       10.4 Employment Agreement between the Company and Ronald J. Tassinari dated July 20, 1995. (6)

       10.5 Employment Agreement between the Company and Audrey K. Tassinari dated July 20, 1995. (6)

       10.6 Employment Agreement between the Company and Roy K. Keefer dated July 20, 1995. (6)

       10.7 Letter Agreement dated September 11, 1995 between the Company and Table Mountain Rancheria. (6)

       10.8 Business Loan Agreement and Promissory Note dated November 15, 1994 between the Company and First Security Bank of Nevada. (6)

       10.9 Settlement Agreement, dated February 1, 1996, between the Company and the NIGC. (7)

       10.10 Termination Agreement, dated February 1, 1996, between the Company and the Table Mountain Tribe. Exhibit A to the Termination Agreement is set forth as Exhibit 99.1 below, and Exhibit B to the Termination Agreement is incorporated herein by reference from Exhibit 10.3 above.(7)

       10.11 Consulting Agreement, dated February 1, 1996, between the Company and the Tribe. (7)

       10.12 Option to Purchase and Escrow Instructions dated as of October 9, 1996, among the Company, Victorson & Associates, Inc., Fred Victorson and United Title of Nevada. (8)

       10.13 Purchase Agreement and Escrow Instructions dated October 9, 1996, among Victorson & Associates, Inc., Fred Victorson and the Company. (8)

       10.14 Joint Venture Agreement between the Company and the Table Mountain Tribe, dated as of February 1, 1996.

       10.15 Funding and Loan Agreement between the Auburn Tribe and the Table Mountain/ACES Joint Venture, dated February 1, 1996.

       10.16 Lease for the Company's offices dated March 14, 1996, between the Company and Tropicana Trail Limited Partnership.

       11.1 Statement of Computation of Earnings Per Share and Common Share Equivalents Statements.

       21.1     Subsidiaries of the Registrant

       23.1     Consent of Bradshaw, Smith & Co.

       27.1     Financial Data Schedules

       99.1 Order of the United States Department of the Interior, dated February 1, 1996. (7)

(1) Incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for July 31, 1981.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for July 31, 1991.

(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-51340) declared effective on August 27, 1992.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1992.

(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1994.

(6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1995.

(7) Incorporated by reference from the Company's Current Report on Form 8-K dated February 1, 1996.

(8) Incorporated by reference from the Company's Current Report on Form 8-K dated October 9, 1996.

(b)             Reports on Form 8-K.

                None.

                       CONSOLIDATED FINANCIAL STATEMENTS

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES

                       YEARS ENDED JULY 31, 1996 AND 1995



                                    CONTENTS

                                                                            PAGE

Independent auditors' report                                                F-1

Financial statements:
  Consolidated balance sheets                                               F-2
  Consolidated statements of income                                         F-3
  Consolidated statements of changes in shareholders' equity                F-4
  Consolidated statements of cash flows                                     F-5 - F-6
  Notes to consolidated financial statements                                F-7 - F-18

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
American Casino Enterprises, Inc.

                  We have audited the accompanying consolidated balance sheets of American Casino Enterprises, Inc. and subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Casino Enterprises, Inc. and subsidiaries as of July 31, 1996, and 1995, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


Bradshaw, Smith & Co.

Las Vegas, Nevada
October 9, 1996

AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JULY 31, 1996 AND 1995

ASSETS                                                             1996           1995
                                                                -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                                     $12,578,000    $ 8,841,000
  Consulting fee and other receivables                              202,000        344,000
  Refundable income taxes                                           187,000         73,000
  Deferred tax asset                                                  2,000        342,000
  Prepaid expenses                                                   45,000         39,000
                                                                -----------    -----------
           Total current assets                                  13,014,000      9,639,000
                                                                -----------    -----------
PROPERTY AND EQUIPMENT, NET                                         214,000         93,000
                                                                -----------    -----------
OTHER ASSETS:
  Consulting agreement acquisition costs, net                       275,000        243,000
  Deposits and other                                                133,000         15,000
  Deferred tax asset                                                     --         34,000
                                                                -----------    -----------
           Total other assets                                       408,000        292,000
                                                                -----------    -----------
                                                                $13,636,000    $10,024,000
                                                                ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $    51,000    $    64,000
  Accrued expenses                                                  296,000        122,000
  Income taxes payable                                                   --        112,000
  Payable to Table Mountain Tribe                                        --        233,000
                                                                -----------    -----------
           Total current liabilities                                347,000        531,000
                                                                -----------    -----------
COMMITMENTS AND CONTINGENCIES                                            --             --
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par; 30,000,000 shares authorized;
     14,367,958 shares issued and outstanding                       144,000        144,000
  Preferred stock; $.01 par; 10,000,000 shares authorized;
     shares issued and outstanding - none                                --             --
  Capital in excess of par                                        3,213,000      3,213,000
  Retained earnings                                               9,932,000      6,136,000
                                                                -----------    -----------
                                                                 13,289,000      9,493,000
                                                                -----------    -----------
                                                                $13,636,000    $10,024,000
                                                                ===========    ===========


                See Notes to Consolidated Financial Statements.

AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED JULY 31, 1996 AND 1995

                                                     1996           1995
                                                  -----------    -----------
REVENUES:
  Consulting fees                                 $ 9,641,000    $ 9,704,000
                                                  -----------    -----------
COSTS AND EXPENSES:
  Casino consulting                                 2,183,000      1,114,000
  General and administrative                          856,000        943,000
  Amortization and depreciation                       111,000         79,000
                                                  -----------    -----------
                                                    3,150,000      2,136,000
                                                  -----------    -----------
INCOME FROM OPERATIONS                              6,491,000      7,568,000

OTHER INCOME:
  Interest income                                     602,000        298,000
                                                  -----------    -----------
INCOME BEFORE NIGC CIVIL FINE AND INCOME TAXES      7,093,000      7,866,000

NIGC CIVIL FINE                                       500,000             --
                                                  -----------    -----------
INCOME BEFORE INCOME TAXES                          6,593,000      7,866,000
                                                  -----------    -----------
INCOME TAXES:
  State-current                                       463,000        515,000
  Federal:
     Current                                        1,960,000      2,188,000
     Deferred                                         374,000        362,000
                                                  -----------    -----------
                                                    2,797,000      3,065,000
                                                  -----------    -----------
NET INCOME                                        $ 3,796,000    $ 4,801,000
                                                  ===========    ===========
EARNINGS PER COMMON SHARE AND COMMON
  SHARE EQUIVALENT                                $      0.23    $      0.33
                                                  ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES           16,203,000     14,769,000
  AND COMMON SHARE EQUIVALENTS                    ===========    ===========

                See Notes to Consolidated Financial Statements.

AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

YEARS ENDED JULY 31, 1996 AND 1995


                               COMMON STOCK           CAPITAL
                          ----------------------     IN EXCESS     RETAINED
                            SHARES       AMOUNT       OF PAR       EARNINGS
                          ----------    --------    ----------    ----------
BALANCE, JULY 31, 1994    14,229,069    $142,000    $3,114,000    $1,335,000
Exercise of warrants         138,889       2,000        99,000            --
Net income                        --          --            --     4,801,000
                          ----------    --------    ----------    ----------
BALANCE, JULY 31, 1995    14,367,958     144,000     3,213,000     6,136,000
Net income                        --          --            --     3,796,000
                          ----------    --------    ----------    ----------
BALANCE, JULY 31, 1996    14,367,958    $144,000    $3,213,000    $9,932,000
                          ==========    ========    ==========    ==========


                See Notes to Consolidated Financial Statements.

AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 31, 1996 AND 1995

                                                              1996            1995
                                                          ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  3,796,000     $ 4,801,000
                                                          ------------     -----------
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Amortization and depreciation                           111,000          79,000
       Deferred income tax benefit                             374,000         362,000
       Changes in other assets and liabilities, net           (388,000)      2,880,000
                                                          ------------     -----------
                                                                97,000       3,321,000
                                                          ------------     -----------
  Net cash provided by operating activities                  3,893,000       8,122,000
                                                          ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                          (156,000)        (65,000)
                                                          ------------     -----------
  Net cash used in investing activities                       (156,000)        (65,000)
                                                          ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                            --         101,000
                                                          ------------     -----------
  Net cash provided by financing activities                         --         101,000
                                                          ------------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    3,737,000       8,158,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 8,841,000         683,000
                                                          ------------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                    $ 12,578,000     $ 8,841,000
                                                          ============     ===========


                See Notes to Consolidated Financial Statements.

AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES

YEARS ENDED JULY 31, 1996 AND 1995

                                                          1996            1995
                                                       -----------     -----------
DETAIL OF CHANGES IN OTHER ASSETS AND LIABILITIES:
Decrease in consulting fee and other receivables       $   142,000     $ 1,092,000
Decrease in contract advances                                   --       1,501,000
Increase in refundable income taxes                       (114,000)        (73,000)
Increase in prepaid expenses                                (6,000)        (21,000)
Increase in consulting agreement acquisition costs        (108,000)             --
(Increase) decrease in deposits and other assets          (118,000)          9,000
Decrease in accounts payable                               (13,000)        (34,000)
Increase in accrued expenses                               174,000          84,000
(Decrease) increase in income taxes payable               (112,000)         89,000
(Decrease) increase in payable to Table Mountain Tribe    (233,000)        233,000
                                                       -----------     -----------
                                                       $  (388,000)    $ 2,880,000
                                                       ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for federal and state
    income taxes                                       $ 2,646,000     $ 2,703,000
                                                       ===========     ===========



                See Notes to Consolidated Financial Statements.

AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 1996 AND 1995



1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Nature of business:

     The Company currently is engaged in providing consulting services to a gaming facility in central California.

     PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of American
       Casino Enterprises, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS:

     The Company maintains cash and cash equivalents, investments with original maturities of three months or less, with certain financial institutions. Due to the quality of the financial institutions involved, they present a low level of risk to the Company.

     ALLOWANCES FOR DOUBTFUL ACCOUNTS:

     Consulting fee and other receivables are, in the opinion of management, collectible and no allowances for doubtful accounts were established at July 31, 1996 and 1995.

     PROPERTY, EQUIPMENT AND DEPRECIATION:

     Property and equipment is stated at cost. Depreciation is calculated using accelerated methods over the estimated useful lives of the assets.

     CONSULTING AGREEMENT ACQUISITION COSTS:

     All internal salary and related costs of the Company's consulting agreement acquisition efforts are expensed as incurred. Costs are capitalized when the Company has a consulting contract with a federally recognized Indian tribe which is proposing to conduct authorized gaming activities.

       Table Mountain Casino & Bingo:

       Consulting agreement acquisition costs are comprised of costs associated with the acquisition of a subsidiary which previously held the consulting agreement with the Table Mountain Casino & Bingo (the "Table Mountain Casino"). They are amortized over the life of the consulting contract with the Table Mountain Band of Indians (the "Table Mountain Tribe"). The amortization period was 84 months for Fiscal 1995 and for the first 6 months of Fiscal 1996. The amortization period was adjusted to 27 months, the length of the new consulting agreement, for periods after February 1, 1996.

AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES

YEARS ENDED JULY 31, 1996 AND 1995



1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED):

     CONSULTING AGREEMENT ACQUISITION COSTS (CONTINUED):


       United Auburn Indian Community:

       Interim payments to the United Auburn Indian Community (the "Auburn
         Tribe") are being capitalized and will begin to be amortized, after the casino is operational, over the period of the consulting contract.

     EARNINGS PER SHARE:

     The computation of earnings per share is based on the weighted average number of common shares and common share equivalents outstanding. Stock warrants and options outstanding are considered common stock equivalents. Fully diluted earnings per share is not presented because the effect would be anti-dilutive or the dilutive effect is less than 3%.

     USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Cash and cash equivalents, receivables and accounts payable are carried at amounts that approximate their fair values.

2.   PROPERTY AND EQUIPMENT:

     Property and equipment is comprised of:

                                              1996        1995
                                            --------    --------
Furniture, fixtures and office equipment    $146,000    $105,000
Leasehold improvements                       130,000      23,000
                                            --------    --------
                                             276,000     128,000
Less:  accumulated depreciation               62,000      35,000
                                            --------    --------
                                            $214,000    $ 93,000
                                            ========    ========

AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES

YEARS ENDED JULY 31, 1996 AND 1995



3.   INDIAN GAMING OPERATIONS:

     TABLE MOUNTAIN CASINO & BINGO:

     The Company has a consulting agreement with the Table Mountain Tribe for the Table Mountain Casino.

     On February 1, 1996, the Company signed a new consulting agreement with the Table Mountain Tribe for the Table Mountain Casino in Friant, California. The new consulting agreement has a duration of 27 months, and provides that the Company will receive a base monthly consulting fee of $90,000, plus an additional $90,000 for each increment of $500,000 or portion thereof, of casino net income in excess of the first $1.5 million of net income from casino operations. As part of the new consulting agreement, effective February 1, 1996, the Company and the Tribe signed a termination agreement of the March 1993 agreement under which a monthly payment of $350,000 will be paid to the Company for a term of 48 months. If net income from casino operations is below $1,000,000 in any month, the termination agreement provides for deferral of the monthly payment up to 12 months at which time the payment is forgiven.

     The prior consulting agreement provided for consulting fees equal to 35% of the casino's net income before consulting fees. For the period from June 19, 1995 to February 1, 1996, the Company paid a concession to the Tribe equal to 7% of the casino's net income before consulting fees. The concession for Fiscal 1996 and 1995 totaled $1,276,000 and $301,000, respectively. Consulting fee revenue is reported net of the concession to the Tribe.

     The Company is also obligated to make advances to the casino in certain circumstances, mainly for the acquisition of capital assets which cannot be acquired using the casino's operating cash surplus.

     During Fiscal 1992, the Company and the Tribe entered into an agreement requiring the Tribe to repay $1,500,000 of contract advances made by Millerton Games, Inc., an entity which was acquired by the Company. In addition, $289,000 of unpaid management fees for Fiscal 1992 were converted to a note receivable payable in 1997. The notes were paid in full in May 1995.

     In Fiscal 1993 the Tribe began a substantial expansion and renovation program to the casino. To assist with the expansion costs, the Company advanced approximately $365,000 to the casino. The casino repaid the advance in full in Fiscal 1995. The expanded, renovated casino facility was completed in Fiscal 1995.

     Included in consulting fee and other receivables at July 31, 1996 and 1995 are $110,000 and $203,000, respectively, due from the casino.

     Consulting agreement acquisition costs are comprised of costs associated with the acquisition of a subsidiary which previously held the consulting agreement with the casino. Accumulated amortization of the costs totaled $380,000 and $304,000 at July 31, 1996 and 1995, respectively.

AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES

YEARS ENDED JULY 31, 1996 AND 1995



3.   INDIAN GAMING OPERATIONS (CONTINUED):

     UNITED AUBURN INDIAN COMMUNITY:

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

     Compensation to the joint venture for the consulting agreement is structured as a base consulting fee of $150,000 per month, with additional fees of $37,500 paid for each increment of $250,000 of net income between $1,000,000 and $3,000,000, and $31,250 paid for each increment of $250,000 of net income over $3,000,000. The five-year term of the agreement will commence when the casino becomes operational.

     The joint venture is committed to provide the Auburn Tribe capital for land acquisition, pre-development costs, and tribal needs. The Auburn Tribe is in the process of acquiring land for the casino. After its acquisition, subject to the consent of the Secretary of the Interior, the land will be placed into trust by the Bureau of Indian Affairs, a process that is anticipated to take up to 12 months. At the time the land is placed into trust, a one-time fee of $125,000 will be paid by the joint venture to the Auburn Tribe. The Auburn Tribe will also receive options to acquire 150,000 shares of American Casino Enterprises' common stock at the then-current market price. In the interim, a monthly payment of $22,500 will be made by the joint venture to the Auburn Tribe until the gaming facility is operational. The payments are reported in the accompanying balance sheets as consulting agreement acquisition costs. At July 31, 1996, approximately $108,000 had been capitalized.

     Amounts advanced to the Auburn Tribe for pre-development costs, land acquisition and related costs, including land option costs, and casino construction costs will begin to be repaid with interest after the casino begins operation. Advances to the Auburn Tribe by the Company at July 31, 1996 totaled approximately $113,000 and are reported in deposits and other in the accompanying balance sheet.

4.   SHAREHOLDERS' EQUITY:

     CHANGE IN CAPITAL STOCK STRUCTURE:

     In April 1995, shareholders authorized a change in the capital stock structure of the Company. The change increased the authorized shares of common stock from 20,000,000 to 30,000,000 and authorized the issuance of 10,000,000 shares of preferred stock, $.01 par value.

AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES

YEARS ENDED JULY 31, 1996 AND 1995



4.   SHAREHOLDERS' EQUITY (CONTINUED):

     CHANGE IN CAPITAL STOCK STRUCTURE (CONTINUED):

     The Board of Directors was granted the authority to issue the preferred stock, the terms of which (including, without limitation, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences) may be fixed by the Board at its sole discretion. The holders of the Company's common stock will not be entitled to vote upon such matters. No shares of preferred stock of any series are outstanding and the Board of Directors has no present intention to issue any such shares. Shares of preferred stock issued in the future could have conversion rights which may result in the issuance of additional shares of common stock which could dilute the interest of the holders of common stock. Such shares could also have voting rights and liquidation preferences which are senior to the rights and preferences of the common stock. Additionally, such shares could have dividend, redemption or other restrictive provisions.

     WARRANTS:

     In July 1991, the Company sold an aggregate of 1,111,111 shares of common stock together with warrants to purchase another 1,111,111 shares of common stock. During the year ended July 31, 1995, 138,889 warrants were converted at $.72 per share and proceeds of $101,000 were received by the Company. The Board of Directors granted an extension of the expiration date of the remaining 972,222 warrants and the exercise price per share was increased from $.72 to $.82 per share. No value has been ascribed to any of the warrants.

     OFFICERS' AND EMPLOYEES' STOCK OPTION PLAN:

     The Company's shareholders approved the creation of an Officers' Stock
       Option Plan and an Employees' Stock Option Plan. Under the Officers' Stock Option Plan 1,500,000 shares of the Company's common stock is reserved for issuance to Company officers. The Employees' Stock Option Plan provides for 2,500,000 shares of common stock which may be issued to key employees, including officers. The options are granted at not less than 100% of the market value of the Company's common stock on the date of grant.

AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES

YEARS ENDED JULY 31, 1996 AND 1995



4.   SHAREHOLDERS' EQUITY (CONTINUED):

     OFFICERS' AND EMPLOYEES' STOCK OPTION PLAN (CONTINUED):

     The following is a summary of outstanding stock options under the Officers'
      Stock Option Plan:

                                            OPTIONS OUTSTANDING
                                        --------------------------
                                                         EXERCISE
                                          SHARES          PRICE
                                        ----------      ----------
Balance, July 31, 1994                   1,500,000      $0.25-1.54
Granted                                    281,266            0.76
Canceled                                  (750,000)           1.54
                                        ----------      ----------
Balance, July 31, 1995                   1,031,266      $0.25-0.76
                                        ----------      ----------
Balance, July 31, 1996                   1,031,266      $0.25-0.76
                                        ==========      ==========
Exercisable, July 31, 1996                 908,177      $0.25-0.76
                                        ==========      ==========

Activity of the Employees' Stock Option Plan is summarized as follows:

                                           OPTIONS OUTSTANDING
                                        --------------------------
                                                         EXERCISE
                                          SHARES          PRICE
                                        ----------      ----------
Balance, July 31, 1994                     487,000      $0.53-1.40
Granted                                  1,643,734            1.40
Canceled                                  (622,000)           1.40
                                        ----------      ----------
Balance, July 31, 1995                   1,508,734      $0.53-0.76
                                        ----------      ----------
Granted                                    800,000            1.75
Canceled                                  (100,000)           0.69
                                        ----------      ----------
Balance, July 31, 1996                   2,208,734      $0.53-1.75
                                        ==========      ==========
Exercisable, July 31, 1996               1,599,822      $0.53-1.75
                                        ==========      ==========

     In November 1994, the Company's Board of Directors canceled options totaling 750,000 previously granted to the President and Vice President. The options were exercisable at $1.54 per share. The Board of Directors granted new options totaling 750,000 and exercisable at $.76 per share to the same individuals.

     On October 7, 1996, all of the 800,000 options granted during 1996 were canceled, and 800,000 options with exercise prices ranging from $1.25 to $1.38 per share were granted.

AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES

YEARS ENDED JULY 31, 1996 AND 1995



4.   SHAREHOLDERS' EQUITY (CONTINUED):

     OTHER OPTIONS GRANTED:

     Other options were granted to outside members of the Board of Directors and to the Table Mountain Tribe. The options were granted at the market value of the Company's common stock at the date of grant. Activity of other options granted is as follows:

                                    OPTIONS OUTSTANDING
                                  ------------------------
                                                EXERCISE
                                   SHARES         PRICE
                                  --------      ----------
Balance, July 31, 1994             137,500      $     0.53
Granted                            112,500              --
                                  --------      ----------
Balance, July 31, 1995             250,000      $0.53-0.69
                                  --------      ----------
Granted                            165,000            1.75
                                  --------      ----------
Balance, July 31, 1996             415,000      $0.53-1.75
                                  ========      ==========
Exercisable, July 31, 1996         395,000      $     1.75
                                  ========      ==========

     On October 7, 1996, 115,000 of the options that were granted during 1996 were canceled, and 115,000 options with an exercise price of $1.25 per share were granted.

5.   INCOME TAXES:

     In 1996 and 1995, the Company recognized deferred tax benefits resulting from changes in the net deferred tax assets.

     Deferred tax assets are comprised of the following at July 31, 1996 and 1995:

                                    1996           1995
                                  --------      ----------
Net operating loss carryforwards  $     --      $  376,000
Other                                2,000              --
                                  --------      ----------
                                  $  2,000      $  376,000
                                  ========      ==========

     The income tax expense for 1996 and 1995 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES

YEARS ENDED JULY 31, 1996 AND 1995



5.   INCOME TAXES (CONTINUED):

                                           1996         %          1995         %
                                       -----------     ---     -----------     ---
Statutory federal tax rate             $ 2,242,000      34     $ 2,674,000      34
Utilization of net operating losses       (299,000)     (5)       (339,000)     (4)
Change in net deferred tax assets          374,000       6         362,000       5
State income tax, net of federal
  benefit                                  306,000       5         340,000       4
Non-deductible NIGC civil fine             170,000       2              --      --
Other                                        4,000      --          28,000      --
                                       -----------     ---     -----------     ---
Effective tax expense                  $ 2,797,000      42     $ 3,065,000      39
                                       ===========     ===     ===========     ===

6.   SEGMENT INFORMATION:

     Revenues, operating income (loss) (excluding other income and expense and discontinued operations), identifiable assets, capital expenditures, and depreciation and amortization are as follows:

                                      1996             1995
                                  ------------     ------------
Revenues:
  Casino consulting               $  9,641,000     $  9,704,000
                                  ============     ============
Operating income (loss):
  Casino consulting               $  7,382,000     $  8,532,000
  Corporate                           (891,000)        (964,000)
                                  ------------     ------------
                                  $  6,491,000     $  7,568,000
                                  ============     ============
Identifiable assets:
  Casino consulting               $ 13,136,000     $  9,428,000
  Corporate                            500,000          596,000
                                  ------------     ------------
                                  $ 13,636,000     $ 10,024,000
                                  ============     ============

Capital expenditures:
  Casino consulting               $         --     $         --
  Corporate                            156,000           65,000
                                  ------------     ------------
                                  $    156,000     $     65,000
                                  ============     ============
Depreciation and amortization:
  Casino consulting               $     76,000     $     58,000
  Corporate                             35,000           21,000
                                  ------------     ------------
                                  $    111,000     $     79,000
                                  ============     ============

AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES

YEARS ENDED JULY 31, 1996 AND 1995



6.   SEGMENT INFORMATION (CONTINUED):

     There were no intersegment sales during 1996 and 1995.

     All of the Company's revenue from operations is derived from the consulting agreement with the Table Mountain Tribe.

7.   COMMITMENTS AND CONTINGENCIES:

     a)  COMMITMENTS:

         1)   Operating leases:

              The Company leases automobiles and office space under operating leases expiring in various years through 2001.

              Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of July 31, 1996 for each of the next five years are:

                   YEAR            AMOUNT
                -----------      ---------
                    1997          $ 155,000
                    1998            155,000
                    1999            145,000
                    2000            103,000
                    2001             86,000
                                   ---------
                                  $ 644,000
                                  =========

              Lease expense was $79,000 and $47,000 for the years ended July 31,
                1996 and 1995, respectively.

         2)   Line of credit:

              At July 31, 1996, the Company had revolving lines of credit totaling $1,500,000 with two banks. One line for $1,000,000 expires in December 1996 and bears interest at 2.5% above prime. The line is collateralized by certificates of deposit totaling $500,000. The other $500,000 line of credit is unsecured, expires in October 1996 and bears interest at 1% above prime. At July 31, 1996, no funds were outstanding on the lines of credit.

     b)  OFF-BALANCE-SHEET CREDIT RISK:

         The Company has cash and cash equivalents on deposit with certain financial institutions which exceed the federally insured amounts by approximately $10,693,000 at July 31, 1996.

AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES

YEARS ENDED JULY 31, 1996 AND 1995



7.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     b)  OFF-BALANCE-SHEET CREDIT RISK:

         Virtually all the Company's revenues and related receivables are derived from the consulting agreement with the Table Mountain Casino & Bingo located in central California. Generally, these receivables are unsecured.

     c)  LITIGATION:

         AMERICAN CASINO ENTERPRISES, INC.:

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

         On February 1, 1996, the Company entered into a settlement agreement with NIGC. The settlement agreement resolved all issues associated with the Notice of Violation and the Notice to Show Cause.

         In the settlement, the NIGC agreed to fully withdraw any and all allegations, charges and claims against the Company. In turn, the Company, without admitting or denying the NIGC allegations, agreed to pay a civil fine of $500,000, and to terminate its 1993 amended agreement with the Table Mountain Tribe. On February 1, 1996, the Company signed a new consulting agreement and entered into a termination agreement with the Table Mountain Tribe, see Note 3.

         TABLE MOUNTAIN CASINO:

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

AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES

YEARS ENDED JULY 31, 1996 AND 1995



7.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     c)  LITIGATION (CONTINUED):

         TABLE MOUNTAIN CASINO (CONTINUED):

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

         In December 1994, the tribes filed a petition for rehearing with the Ninth Circuit and a suggestion for rehearing en banc. The petition and suggestion were denied on August 11, 1995, with a vigorous dissent by six judges. On August 21, 1995, the Ninth Circuit issued an order requesting further briefing by the parties on the relevance of a state court important decision entitled Western Telcon v. California State Lottery. In Western Telcon, the issue was whether the State Lottery could operate banked games and utilize slot machines. On October 16, 1995, the Ninth Circuit stayed its final decision in Rumsey until the final disposition of Western Telcon by the California Supreme Court, and requested the parties to file briefs with the Ninth Circuit after that decision.

         On June 24, 1996, the California Supreme Court decided Western Telcon.
           The court held that the California State Lottery could not "bank" games, but it left open the possibility that certain types of electronic devices could be used to play non-banked games, and cited with approval the Lottery's use of on-line computers and video terminals as consistent with the State Lottery Act. The parties filed their briefs in Rumsey on July 23, 1996, and the case is now pending.

         While the Company is optimistic the California tribes will ultimately prevail in this action, should the State of California be successful in its legal actions, it could have an adverse effect on the Company's sole business activity.

AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES

YEARS ENDED JULY 31, 1996 AND 1995



7.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     d)  EMPLOYMENT AGREEMENTS:

         In July 1995, the Company entered into employment agreements with certain key executives which expire in 2002. The employment agreements provide for, among other things, annual base compensation, participation in bonus plans and life insurance. The agreements also contain severance provisions which provide for payments to the executives in the event of their termination after a change in control, as defined. The severance provisions provide, among other things, for a compensation payment equal to 2.99 times the annual salary paid to the executive at the time of the change of control, as well as for accelerated payment of accrued bonuses payable to the executives under the Company's compensation policies and an additional payment based on the number of stock options which the key executives have not exercised within three months of their termination of employment. Aggregate annual salaries guaranteed by the agreements are $660,000. At July 31, 1996, the estimated amount that would have been payable as severance compensation under the agreements to these executives based on compensation and stock options was 2,538,000.

8.   RETIREMENT PLAN:

     All of the Company's employees participate in a simplified employee pension plan. Employer contributions to the plan are made on a discretionary basis and were $115,000 and $99,000 for the years ended July 31, 1996 and 1995, respectively.

9.   SUBSEQUENT EVENT:

     On October 9, 1996, the Company entered into an agreement to purchase approximately 162 acres of land in Las Vegas, Nevada. The total purchase price of the land is $5,200,000 consisting of approximately $3,600,000 in cash paid by the Company with the remaining amount representing an assumption of a mortgage on the land. In connection with the purchase, the Company granted an option to seller of the land to repurchase the land. This option, which expires in 120 days from the date of the agreement, stipulates that the purchase price for the land by the optionee shall be the sum of the outstanding balance of the mortgage, the cash portion of the purchase price paid by the Company, all cash payments made on the mortgage by the Company, and an amount equal to the greater of 16% of the purchase price or 50% of the profits if the optionee sells the land.

                                   SIGNATURES

                Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

Dated: October 23, 1996                      AMERICAN CASINO ENTERPRISES, INC.


                                             By:  /s/ Ronald J. Tassinari
                                                  ------------------------------
                                                  Ronald J. Tassinari, President

                Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


       Signature                  Title                        Date
       ---------                  -----                        ----


/s/ Ronald J. Tassinari       President,                  October 23, 1996
-----------------------       (Principal Executive,
Ronald J. Tassinari           Officer) and Director


/s/ Audrey K. Tassinari       Executive Vice              October 23, 1996
-----------------------       President and
Audrey K. Tassinari           Director


/s/ Roy K. Keefer             Chief Financial             October 23, 1996
-----------------------       Officer, Secretary/
Roy K. Keefer                 Treasurer and Director
                              (Principal Financial and
                              Accounting Officer)


/s/ Douglas R. Sanderson      Director                    October 23, 1996
------------------------
Douglas R. Sanderson

/s/ Jeanne Hood               Director                    October 23, 1996
----------------------
Jeanne Hood

                        AMERICAN CASINO ENTERPRISES, INC.

                                  EXHIBIT INDEX

Exhibit No.         Description
-----------         -----------

10.14 Joint Venture Agreement between the Company and the Table Mountain Tribe, dated as of February 1, 1996.

10.15 Funding and Loan Agreement between the Auburn Tribe and the Table Mountain/ACES Joint Venture, dated February 1, 1996.

10.16 Lease for the Company's offices dated March 14, 1996, between the Company and Tropicana Trail Limited Partnership.

11.1 Statement of Computation of Earnings Per Share and Common Share Equivalents Statements.

21.1     Subsidiaries of the Registrant.

23.1     Consent Bradshaw, Smith & Co.

27.1     Financial Data Schedules