Form 10QSB
period 1996-10-31
AMERICAN CASINO ENTERPRISES INC /NV/
filed 1996-12-13
CIK 315428

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


          -----------------------------------------------------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996
                 -----------------------------------------------
                           Commission File No. 0-10061

                        AMERICAN CASINO ENTERPRISES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                           04-2709807
         ------                                           ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                   No.)

6787 W. Tropicana, Ste 200, Las Vegas, Nevada             89103
---------------------------------------------             -----
(Address of principal executive offices)                  (Zip Code)

                                 (702) 227-9800
                                 --------------
              (Registrant's telephone number, including area code)

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

                  Yes  X                           No
                      ---                             ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                            December 10, 1996
                  -----                            -----------------
Common Stock, $.01 Par Value                       14,867,958

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

     AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
     OCTOBER 31, 1996 AND JULY 31, 1996

                                                              OCTOBER 31,        JULY 31,
                                                                 1996              1996
                                                              -----------       -----------
                                                              (UNAUDITED)
                         ASSETS
Current assets:
     Cash and cash equivalents                                $10,551,000       $12,578,000
     Consulting fee and other receivables                         123,000           202,000
     Refundable and prepaid income taxes                           72,000           187,000
     Deferred tax asset                                             2,000             2,000
     Prepaid expenses                                              94,000            45,000
                                                              -----------       -----------
         Total current assets                                  10,842,000        13,014,000
                                                              -----------       -----------


Property and equipment, net                                       215,000           214,000
                                                              -----------       -----------
Other assets:
     Consulting agreement acquisition costs, net                  305,000           275,000
     Deposits and other                                           161,000           133,000
     Deferred tax asset                                            44,000                --
     Land held for investment or future development             5,202,000                --
                                                              -----------       -----------
                                                                5,712,000           408,000
                                                              -----------       -----------
                                                              $16,769,000       $13,636,000
                                                              ===========       ===========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $    70,000       $    51,000
     Accrued expenses                                             131,000                --
     Advance payment of consulting fees                            90,000                --
     Income taxes payable                                         164,000           296,000
     Current portion of long-term debt                             15,000                --
                                                              -----------       -----------
         Total current liabilities                                470,000           347,000
                                                              -----------       -----------

Minority interest in consolidated subsidiary                       25,000                --
Long-term debt, less current portion                            1,658,000                --
                                                              -----------       -----------
                                                                1,683,000                --
                                                              -----------       -----------

Commitments                                                            --                --

Shareholders' equity:
     Common stock, $.01 par; 30,000,000 shares
       authorized; 14,867,958 and 14,367,958
       shares issued and outstanding                              149,000           144,000
     Preferred stock, $.01 par; 10,000,000 shares
       authorized; shares issued and outstanding - none                --                --
     Capital in excess of par                                   3,333,000         3,213,000
     Capital in excess of par - warrants                          110,000                --
     Retained earnings                                         11,024,000         9,932,000
                                                              -----------       -----------
                                                               14,616,000        13,289,000
                                                              -----------       -----------
                                                              $16,769,000       $13,636,000
                                                              ===========       ===========


See Notes to Consolidated Financial Statements.

     AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME
     THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                   (UNAUDITED)

                                                   1996                1995
                                               ------------        ------------
Revenues:
     Casino consulting fees                    $  2,220,000        $  2,560,000
                                               ------------        ------------
Costs and expenses:
     Casino consulting                              294,000             285,000
     General and administrative                     283,000             147,000
     Amortization and depreciation                   35,000              20,000
                                               ------------        ------------
                                                    612,000             452,000
                                               ------------        ------------
     Income from operations                       1,608,000           2,108,000
                                               ------------        ------------
Other income (expense):
     Other income - interest                        170,000              95,000
     Other expense - interest                        (2,000)                 --
                                               ------------        ------------
                                                    168,000              95,000
                                               ------------        ------------
     Income before income taxes                   1,776,000           2,203,000
                                               ------------        ------------
Income tax benefit (expense):
     Current:
       State                                       (127,000)           (151,000)
       Federal                                     (601,000)           (360,000)
     Deferred:
       State                                          7,000                  --
       Federal                                       37,000            (339,000)
                                               ------------        ------------
                                                   (684,000)           (850,000)
                                               ------------        ------------
     Net income                                   1,092,000           1,353,000
                                               ============        ============
Earnings per common share and
     common share equivalent                   $       0.07        $       0.09
                                               ============        ============
Weighted average number of common shares
     and common share equivalents                16,009,000          15,692,000
                                               ============        ============




See Notes to Consolidated Financial Statements.

     AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                   (UNAUDITED)



                                                                   1996                1995
                                                               ------------        ------------
Cash flows from operating activities:
     Net income                                                $  1,092,000        $  1,353,000
                                                               ------------        ------------

     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Amortization and depreciation                                 35,000              20,000
       Deferred income tax expense (benefit)                        (44,000)            339,000
       Warrants issued for services                                 110,000                  --
       Minority interest in consolidated subsidiary                  25,000                  --
       Changes in other assets and liabilities, net                 171,000             502,000
                                                               ------------        ------------
                                                                    297,000             861,000
                                                               ------------        ------------

       Net cash provided by operating activities                  1,389,000           2,214,000
                                                               ------------        ------------

Cash flows from investing activities:
     Property and equipment, net                                    (12,000)            (13,000)
     Land held for investment or future development              (5,202,000)                 --
                                                               ------------        ------------

       Net cash used by investing activities                     (5,214,000)            (13,000)
                                                               ------------        ------------

Cash flows from financing activities:
     Proceeds from long-term debt                                 1,673,000                  --
     Proceeds from issuance of common stock                         125,000                  --
                                                               ------------        ------------

       Net cash provided by financing activities                  1,798,000                  --
                                                               ------------        ------------

                         Net increase (decrease) in cash         (2,027,000)          2,201,000

Cash, at beginning of period                                     12,578,000           8,841,000
                                                               ------------        ------------

Cash, at end of period                                         $ 10,551,000        $ 11,042,000
                                                               ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for state and federal income taxes              $    450,000        $    495,000
                                                               ============        ============




See Notes to Consolidated Financial Statements.

AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEAR ENDED JULY 31, 1996 AND THREE MONTHS ENDED OCTOBER 31, 1996
                                  (UNAUDITED)




                                                                           CAPITAL
                                     COMMON STOCK             CAPITAL     IN EXCESS
                                ----------------------       IN EXCESS    OF PAR -       RETAINED
                                  SHARES      DOLLARS         OF PAR      WARRANTS       EARNINGS
                                ----------    --------      ----------    --------      -----------
Balance, July 31, 1995          14,367,958    $144,000      $3,213,000    $             $ 6,136,000

Net income for the year                                                                   3,796,000
                                ----------    --------      ----------    --------      -----------
Balance, July 31, 1996          14,367,958     144,000       3,213,000                    9,932,000

Issuance of shares                 500,000       5,000         120,000

Issuance of warrants                                                       110,000

Net income for the period                                                                 1,092,000
                                ----------    --------      ----------    --------      -----------
Balance, October 31, 1996       14,867,958    $149,000      $3,333,000    $110,000      $11,024,000
                                ==========    ========      ==========    ========      ===========

See Notes to Consolidated Financial Statements.

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED OCTOBER 31, 1996
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

As permitted by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of American Casino Enterprises, Inc. and its subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated. For additional disclosures, refer to the Annual Report on Form 10-KSB of the Company for the year ended July 31, 1996.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

Certain amounts in the interim period financial statements for Fiscal 1996 have been reclassified for comparability with the current period presentation.

The computations of earnings per common share and common share equivalents are based on the weighted average number of common share and common share equivalents outstanding. Stock purchase warrants and options outstanding and exercisable at or below the market price are considered common share equivalents. Fully diluted earnings per share is not presented because the effect would be antidilutive or the dilutive effect is less than three percent.

Results of the interim periods are not necessarily indicative of those to be expected for the full year.

NOTE 2 - CONSULTING AGREEMENTS

TABLE MOUNTAIN CASINO & BINGO

The Company has a consulting agreement with the Table Mountain Tribe for the Table Mountain Casino.

On February 1, 1996, the Company signed a new consulting agreement with the Table

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED OCTOBER 31, 1996
                                   (UNAUDITED)


Mountain Band of Indians (the "Table Mountain Tribe") for the Table Mountain Casino & Bingo (the "Casino") in Friant, California. The new consulting agreement has a duration of 27 months, and provides that the Company will receive a base monthly consulting fee of $90,000, plus an additional $90,000 for each increment of $500,000 or portion thereof, of Casino monthly net income in excess of the first $1.5 million of net income from casino operations. Additionally, effective February 1, 1996, the Company and the Table Mountain Tribe signed a termination agreement of the March 1993 agreement under which a monthly payment of $350,000 will be paid to the Company for a term of 48 months, subject to meeting certain thresholds.

The prior consulting agreement provided for consulting fees equal to 35% of the Casino's net income before consulting fees. For the period from June 19, 1995 to February 1, 1996, the Company paid a concession to the Table Mountain Tribe equal to seven percent (7%) of the Casino's net income before consulting fees. During the three month period ended October 31, 1995, the concession totaled $638,000. Consulting fee revenue is reported net of the concession to the Table Mountain Tribe.

UNITED AUBURN INDIAN COMMUNITY

In February 1996, the Company formed a joint venture with the Table Mountain Tribe to provide consulting services to the United Auburn Indian Community (the "Auburn Tribe"). The joint venture will assist in the development of a Class II casino to be built and owned by the Auburn Tribe near Sacramento, California. The joint venture will also train tribal members in operating the casino. The Company has an 80% interest in the joint venture.

In February 1996, the joint venture entered into a consulting agreement with the Auburn Tribe. Compensation to the joint venture for the consulting agreement is structured as a base consulting fee of $150,000 per month, with additional fees of $37,500 paid for each increment of $250,000 of net income between $1,000,000 and $3,000,000, and $31,250 paid for each increment of $250,000 of net income over $3,000,000. The consulting fee payments will commence when the casino becomes operational and continue for a five year term.

The joint venture is committed to advance to the Auburn Tribe capital for land acquisition, pre-development costs, and Tribal needs. Advances will begin to be repaid with interest after the casino begins operations. Advances to the Auburn Tribe by the Company at October 31, 1996 totaled approximately $118,000 and are reported as

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED OCTOBER 31, 1996
                                   (UNAUDITED)


deposits and other in the accompanying balance sheet.

The Auburn Tribe is in the process of acquiring land for the casino. If and when the Auburn Tribe acquires the land, it will be placed into trust by the Bureau of Indian Affairs. At the time the land is placed into trust, a one-time fee of $125,000 will be paid by the joint venture to the Auburn Tribe. The Auburn Tribe will also receive options to acquire 150,000 shares of American Casino Enterprises, Inc.'s common stock at the then-current market price. A monthly payment of $22,500 for Tribal needs will be made by the joint venture to the Auburn Tribe until the gaming facility is operational. The Company's share of these payments are reported in the accompanying balance sheet as consulting agreement acquisition costs. At October 31, 1996, $162,000 had been capitalized.

NOTE 3 -  CONSULTING AGREEMENT ACQUISITION COSTS

TABLE MOUNTAIN CASINO & BINGO

Consulting agreement acquisition costs are amortized over the life of the consulting contract with the Table Mountain Tribe. The amortization period was 84 months for the first six months of Fiscal 1996. The amortization period will be 27 months, the length of the new consulting agreement, for periods after February 1, 1996.

UNITED AUBURN INDIAN COMMUNITY

Interim payments to the Auburn Tribe for Tribal needs are being capitalized and will begin to be amortized, after the casino is operational, over the period of the contract.

NOTE 4 - LAND ACQUISITION

In October 1996, the Company entered into an agreement to purchase approximately 162 acres of land in Las Vegas, Nevada. The total purchase price of the land was $5,202,000, consisting of approximately $3,600,000 in cash with the remaining amount representing an assumption of a mortgage on the land. In connection with the purchase, the Company granted an option to the seller of the land to repurchase the land. This option, which expires on February , 1997, stipulates that the purchase price for the land by the optionee shall be the sum of the outstanding balance of the mortgage, the cash portion of the purchase price paid by the Company, all cash payments made on the mortgage by the Company, and an amount equal to the greater of 16% of the purchase price or 50% of the profits if the optionee sells the land.

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED OCTOBER 31, 1996
                                   (UNAUDITED)


NOTE 5 - FORMATION OF NEW SUBSIDIARY

In September 1996, the Company formed a new subsidiary, G & L Acquisition Corp. ("G & L"). G & L will pursue business opportunities involving the establishment or acquisition of a California card room, a gaming business located on a ship which sails to international waters from home ports in the United States or elsewhere and/or a leisure business. The Company owns 7,000,000 of the outstanding shares of G & L. Currently, G & L is offering shares of its common stock for sale through a private placement to "accredited investors" as such term is defined in Regulation D under the Securities Act of 1933. The private placement is offering a minimum of 1,860,000 shares and a maximum of 2,000,000 shares for sale, at a price of $1.55 per share. The subscription period ends on January 2, 1997. In the event the minimum number of shares are not sold, all monies received from subscribers will be refunded, without interest.

NOTE 6 - LITIGATION

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

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED OCTOBER 31, 1996
                                   (UNAUDITED)


On February 1, 1996, the Company signed a new consulting agreement and entered into a termination agreement with the Table Mountain Tribe (See Note 2).

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

In December 1994, the tribes filed a petition for rehearing with the Ninth Circuit and a suggestion for rehearing en banc. The petition and suggestion were denied on August 11, 1995, with a vigorous dissent by six judges. On August 21, 1995, the Ninth Circuit issued an order requesting further briefing by the parties on the relevance of a state court decision entitled Western Telcon v. California State Lottery. In Western Telcon, the issue was whether the State Lottery could operate banked games and utilize slot machines. On October 16, 1995, the Ninth Circuit stayed its final decision in Rumsey until the final disposition of Western Telcon by the California Supreme Court and requested the parties to file briefs with the Ninth Circuit after that decision.

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED OCTOBER 31, 1996
                                   (UNAUDITED)


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

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1996 VERSUS THREE MONTHS ENDED
OCTOBER 31, 1995

REVENUES

Casino consulting fees in the three months ended October 31, 1996 (the "Fiscal 1997 Period") decreased 13.3% to $2,220,000 from $2,560,000 for the same period in Fiscal 1996, and were derived from the consulting agreement the Company has with the Table Mountain Band of Indians (the "Tribe") for the operation of the Table Mountain Casino & Bingo (the "Table Mountain Casino"), which is located near Fresno, California.

On February 1, 1996, the Company signed a new consulting agreement with the Table Mountain Tribe for the Table Mountain Casino in Friant, California. The new consulting agreement has a duration of 27 months, and provides that the Company will receive a base monthly consulting fee of $90,000, plus an additional $90,000 for each increment of $500,000 or portion thereof, of casino's monthly net income in excess of the first $1.5 million of net income from casino operations. Additionally, effective February 1, 1996, the Company and the Table Mountain Tribe signed a termination agreement of the March 1993 agreement under which a monthly payment of $350,000 will be paid to the Company for a term of 48 months, subject to meeting certain thresholds.

The prior consulting agreement provided for consulting fees equal to 35% of the Casino's net income before consulting fees. Also, for the period from June 19, 1995 to January 31, 1996, when the concession ceased, the Company paid a concession to the Table Mountain Tribe equal to seven percent (7%) of the net income, before consulting fees, of the Casino. During the three month period ended October 31, 1996, the concession totaled $638,000. Consulting fee revenue is reported net of the concession to the Table Mountain Tribe.

COSTS AND EXPENSES

Casino consulting expenses in the three months ended October 31, 1996, increased to $294,000, up by 3.2%, from $285,000 in the comparable quarter in Fiscal 1996. General and administrative expenses in the first quarter of Fiscal 1997 increased by $136,000 or 92.5% over the comparable quarter of Fiscal 1996. The increase is attributable mainly to expenses related to the value of stock purchase warrants issued to the Company's investment banker for services rendered ($110,000). The warrants are exercisable at the closing price of the Company's common stock on the grant date of the warrants ($1.38).

Amortization and depreciation was $35,000 and $20,000 in the three months ended October 31, 1996 and 1995, respectively. Amortization is comprised of consulting agreement acquisition costs, which are being amortized over the term of the Table Mountain Casino consulting agreement.

OTHER OPERATIONAL ITEMS

Interest income, represented principally by interest on time deposits with financial institutions, totaled $170,000 and $95,000 in the three months ended October 31, 1996 and 1995, respectively.

The Company recorded provisions of $127,000 and $151,000 for State of California income taxes for the three month periods ended October 31, 1996 and 1995, respectively. Additionally, a deferred state income tax benefit of $7,000 was recorded for the three months ended October 31, 1996.

Provisions of $601,000 and $360,000 were recorded for Federal income taxes currently payable for the three month periods ended October 31, 1996 and 1995, respectively. A deferred tax benefit of $37,000 was recorded for the three months ended October 31, 1996 and deferred tax expense for the three months ended October 31, 1995 totaled $339,000.

Net income for the three months ended October 31, 1996 was $1,092,000 or $0.07 per common share and common share equivalent compared to $1,353,000 or $0.09 per common share and common share equivalent for the three months ended October 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES AT OCTOBER 31, 1996 AND
THE THREE MONTHS THEN ENDED

At October 31, 1996, the Company had consolidated working capital of $10,372,000, as compared with working capital of $12,667,000 at July 31, 1996. The change resulted principally from a combination of increases of prepaid expenses ($49,000), accounts payable ($19,000), advance payment of consulting fees ($90,000), accrued expenses ($131,000), refundable and prepaid income taxes ($115,000) and decreases of cash ($2,027,000), consulting fee and other receivables ($79,000), and income taxes payable ($132,000).

During the first three months of Fiscal 1997, the Company used $5,214,000 in investing activities as compared to $13,000 used by investing activities in the first three months of Fiscal 1996. Cash was used in investing activities in Fiscal 1997 to acquire the undeveloped land near Las Vegas ($5,200,000) and to acquire additional office furniture and equipment and leasehold improvements ($12,000). The Company is evaluating various opportunities and proposed uses for the land.

Financing activities for the three month period ended October 31, 1996 were comprised of the assumption of a mortgage payable ($1,673,000) and the proceeds from the exercise of 500,000 options ($125,000). There were no financing activities during the first three months of Fiscal 1996.

In October 1996, G & L Acquisition Corp., a majority owned subsidiary, began a private placement of a portion of its stock. If successful, the net proceeds will be used to evaluate and acquire or establish gaming or leisure industry businesses. Net proceeds to G & L assuming the placement is successful should at least approximate $2,400,000, the Minimum Offering. At October 31, 1996, funds raised by the private placement were held in escrow and are not reported on the accompanying balance sheet. If the minimum amount of stock, as defined in the Private Placement Memorandum, is not sold, all monies will be returned to the investors, without interest.

Historically, the Company has provided funds for its operations from operating activities, financing from financial institutions and shareholders, and issuance of common stock and it will likely continue to do so in the future. The Company has continues to seek other suitable consulting contracts and/or ownership of casinos and other gaming opportunities on and off Indian land, as well as recreational, leisure time and entertainment ventures. In the event any of these opportunities come to fruition, management will consider satisfying necessary financing from working capital, borrowing or capital infusion through public or private placement of common stock of the Company or its subsidiaries.

At October 31, 1996, the Company had revolving lines of credit totaling $2,000,000 with two banks. One line for $1,000,000 expires in December 1996 and bears interest at 2.5% above prime. The line is collateralized by certificates of deposit totaling $500,000. The Company expects to renew this line under similar terms in December 1996. The other $1,000,000 line of credit is unsecured, expires in November 1997 and bears interest at 1% above an indexed prime (8.25% at October 31, 1996). At October 31, 1996, no funds were outstanding on the lines of credit.

                                   SIGNATURES




         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN CASINO ENTERPRISES, INC.

Dated: December 10, 1996                   By: /s/ Ronald J. Tassinari
       Las Vegas, Nevada                         -------------------
                                                   Ronald J. Tassinari
                                                   President
                                                   (Principal Executive Officer)

                                               /s/ Roy K. Keefer
                                                   -------------
                                                   Roy K. Keefer
                                                   Chief Financial Officer
                                                   (Principal Financial
                                                   and Accounting Officer)

                                     PART II

                                OTHER INFORMATION


Item 5.  Other Information
         See Part I. Notes 4 and 5 of Notes to Consolidated Financial
Statements.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits
                   11.01 Computation of Earnings Per Share        18
                   27.1  Financial Data Schedule

         (b) No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1996.

                 EXHIBIT INDEX

                                                                      SEQUENTIAL
                                                                         PAGE
EXHIBIT                     DESCRIPTION                                 NUMBER
-------                     -----------                                 ------
  11.01   Schedule of Computation of Earnings Per Common Share            18
          And Common Share Equivalent