Form 10QSB
period 1997-01-31
AMERICAN CASINO ENTERPRISES INC /NV/
filed 1997-03-14
CIK 315428

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           ----------------------------------------------------------

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997
                           Commission File No. 0-10061

                        AMERICAN CASINO ENTERPRISES, INC.
        (Exact name of small business issuer as specified in its charter)


         Nevada                                                        04-2709807
(State or other jurisdiction of                               (I.R.S. Employer Identification
incorporation or organization)                                             No.)

6787 W. Tropicana, Ste 200, Las Vegas, Nevada                            89103
(Address of principal executive offices)                               (Zip Code)

                                 (702) 227-9800
              (Registrant's telephone number, including area code)

                                       N/A
(Former name, former address & former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X                        No
                        -----                         -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value, 14,867,958 shares at March 14, 1997.

Transitional Small Business Disclosure Format  Yes        No   X
                                                   -----     -----

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

  American Casino Enterprises, Inc. and Subsidiaries
  Consolidated Balance Sheets
  January 31, 1997 and July 31, 1996

                                                                             January 31,        July 31,
                                                                                1997              1996
                                                                             -----------       -----------
                                                                             (Unaudited)
                                      ASSETS
Current assets:
    Cash and cash equivalents                                                $13,661,000       $12,578,000
    Consulting fee and other receivables                                          69,000           202,000
    Refundable and prepaid income taxes                                          225,000           187,000
    Deferred tax asset                                                             2,000             2,000
    Prepaid expenses                                                              69,000            45,000
                                                                             -----------       -----------
        Total current assets                                                  14,026,000        13,014,000
                                                                             -----------       -----------

Property and equipment, net                                                      228,000           214,000
                                                                             -----------       -----------
Other assets:
    Consulting agreement acquisition costs, net                                  335,000           275,000
    Deposits and other                                                           155,000           133,000
    Deferred tax asset                                                            47,000                --
    Land held for investment or future development                             5,202,000                --
                                                                             -----------       -----------
                                                                               5,739,000           408,000
                                                                             -----------       -----------
                                                                             $19,993,000       $13,636,000
                                                                             ===========       ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $    77,000       $    51,000
    Accrued expenses                                                             125,000           296,000
    Current portion of long-term debt                                             15,000                --
                                                                             -----------       -----------
        Total current liabilities                                                217,000           347,000
                                                                             -----------       -----------

Minority interests in consolidated subsidiary                                    958,000                --
Long-term debt, less current portion                                           1,651,000                --
                                                                             -----------       -----------
                                                                               2,609,000                --
                                                                             -----------       -----------

Commitments                                                                           --                --

Shareholders' equity:
    Common stock, $.01 par; 30,000,000 shares
      authorized; 14,867,958 and 14,367,958
      shares issued and outstanding                                              149,000           144,000
    Preferred stock, $.01 par; 10,000,000 shares
      authorized; shares issued and outstanding - none                                --                --
    Capital in excess of par                                                   4,901,000         3,213,000
    Capital in excess of par - warrants                                          110,000                --
    Retained earnings                                                         12,007,000         9,932,000
                                                                             -----------       -----------
                                                                              17,167,000        13,289,000
                                                                             -----------       -----------
                                                                             $19,993,000       $13,636,000
                                                                             ===========       ===========

See Notes to Consolidated Financial Statements.

   American Casino Enterprises, Inc. and Subsidiaries
   Consolidated Statements of Income
   Three Months Ended January 31, 1997 and 1996
                   (Unaudited)

                                                             1997               1996
                                                         ------------        -----------
Revenues:
    Casino consulting fees                               $  2,220,000        $ 2,551,000
                                                         ------------        -----------
Costs and expenses:
    Casino consulting                                         405,000          1,124,000
    General and administrative                                363,000            292,000
    Amortization and depreciation                              37,000             20,000
                                                         ------------        -----------
                                                              805,000          1,436,000
                                                         ------------        -----------
    Income from operations                                  1,415,000          1,115,000
                                                         ------------        -----------
Other income (expense):
    Other income - interest                                   148,000            203,000
    Other expense - interest                                       --                 --
                                                         ------------        -----------
                                                              148,000            203,000
                                                         ------------        -----------
    Income before NIGC civil fine and income taxes          1,563,000          1,318,000
                                                         ------------        -----------
NIGC civil fine                                                    --            500,000
                                                         ------------        -----------
    Income before income taxes                              1,563,000            818,000
                                                         ------------        -----------
Income tax expense (benefit):
    Current:
      State                                                    14,000             85,000
      Federal                                                 569,000            418,000
    Deferred
      State                                                         0                 --
      Federal                                                  (3,000)                --
                                                         ------------        -----------
                                                              580,000            503,000
                                                         ------------        -----------
    Net income                                           $    983,000        $   315,000
                                                         ============        ===========
Earnings per common share and
    common share equivalent                              $       0.06        $      0.02
                                                         ============        ===========
Weighted average number of common shares
    and common share equivalents                           16,243,000         16,722,000
                                                         ============        ===========


See Notes to Consolidated Financial Statements.

   American Casino Enterprises, Inc. and Subsidiaries
   Consolidated Statements of Income
   Six Months Ended January 31, 1997 and 1996
                   (Unaudited)

                                                              1997               1996
                                                          ------------        -----------
Revenues:
     Casino consulting fees                               $  4,440,000        $ 5,111,000
                                                          ------------        -----------
Costs and expenses:
     Casino consulting                                         699,000          1,409,000
     General and administrative                                646,000            439,000
     Amortization and depreciation                              72,000             40,000
                                                          ------------        -----------
                                                             1,417,000          1,888,000
                                                          ------------        -----------
     Income from operations                                  3,023,000          3,223,000
                                                          ------------        -----------
Other income (expense):
     Other income - interest                                   318,000            298,000
     Other expense - interest                                   (2,000)                --
                                                          ------------        -----------
                                                               316,000            298,000
                                                          ------------        -----------
     Income before NIGC civil fine and income taxes          3,339,000          3,521,000
                                                          ------------        -----------
NIGC civil fine                                                     --            500,000
                                                          ------------        -----------
     Income before income taxes                              3,339,000          3,021,000
                                                          ------------        -----------
Income tax expense (benefit):
     Current:
       State                                                   141,000            236,000
       Federal                                               1,170,000            778,000
     Deferred
       State                                                    (7,000)                --
       Federal                                                 (40,000)           339,000
                                                          ------------        -----------
                                                             1,264,000          1,353,000
                                                          ------------        -----------
     Net Income                                           $  2,075,000        $ 1,668,000
                                                          ============        ===========
Earnings per common share and
     common share equivalent                              $       0.13        $      0.10
                                                          ============        ===========
Weighted average number of common shares
     and common share equivalents                           16,172,000         16,207,000
                                                          ============        ===========


See Notes to Consolidated Financial Statements.

   American Casino Enterprises, Inc. and Subsidiaries
   Consolidated Statements of Cash Flows
   Six Months Ended January 31, 1997 and 1996
                  (Unaudited)



                                                                       1997                1996
                                                                   ------------        ------------
Cash flows from operating activities:
     Net income                                                    $  2,075,000        $  1,668,000
                                                                   ------------        ------------
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Amortization and depreciation                                     72,000              40,000
       Deferred income tax expense (benefit)                            (47,000)            339,000
       Warrants issued for services                                     110,000                  --
       Minority interests in consolidated subsidiary                         --                  --
       Changes in other assets and liabilities, net                    (204,000)            (44,000)
                                                                   ------------        ------------
                                                                        (69,000)            335,000
                                                                   ------------        ------------

       Net cash provided by operating activities                      2,006,000           2,003,000
                                                                   ------------        ------------
Cash flows from investing activities:
     Property and equipment, net                                        (38,000)              2,000
     Land held for investment or future development                  (5,202,000)                 --
                                                                   ------------        ------------

       Net cash provided (used) by investing activities              (5,240,000)              2,000
                                                                   ------------        ------------

Cash flows from financing activities:
     Net proceeds from issuance of common stock
       of consolidated subsidiary                                     2,638,000                  --
     Investment in consolidated subsidiary                             (112,000)                 --
     Proceeds from long-term debt                                     1,673,000                  --
     Repayment of long-term debt                                         (7,000)                 --
     Proceeds from issuance of common stock                             125,000                  --
                                                                   ------------        ------------

       Net cash provided by financing activities                      4,317,000                  --
                                                                   ------------        ------------
                   Net increase in cash and cash equivalents          1,083,000           2,005,000

Cash and cash equivalents, at beginning of period                    12,578,000           8,841,000
                                                                   ------------        ------------
Cash and cash equivalents, at end of period                        $ 13,661,000        $ 10,846,000
                                                                   ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for state and federal income taxes                  $  1,350,000        $  1,356,000
                                                                   ============        ============


See Notes to Consolidated Financial Statements.

   American Casino Enterprises, Inc. and Subsidiaries
   Consolidated Statements of Shareholders' Equity
   Year Ended July 31, 1996 and Six Months
   Ended January 31, 1997 (Unaudited)






                                                                                         Capital
                                              Common Stock              Capital         In excess
                                       -------------------------       in excess          of par -        Retained
                                         Shares          Dollars         of par          warrants         earnings
                                       ----------       --------       ----------       ----------       -----------
Balance, July 31, 1995                 14,367,958       $144,000       $3,213,000                         $6,136,000

Net income for the year                                                                                    3,796,000
                                       ----------       --------       ----------       ----------       -----------
Balance, July 31, 1996                 14,367,958        144,000        3,213,000                          9,932,000

Issuance of shares                        500,000          5,000          120,000

Issuance of warrants                                                                      110,000

Excess of equity in consolidated
  subsidiary over cost                                                  1,568,000

Net income for the period                                                                                  2,075,000
                                       ----------       --------       ----------       ----------       -----------
Balance, january 31, 1997              14,867,958       $149,000       $4,901,000       $  110,000       $12,007,000
                                       ==========       ========       ==========       ==========       ===========


See Notes to Consolidated Financial Statements.

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JANUARY 31, 1997
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

As permitted by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of American Casino Enterprises, Inc. and its wholly and majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. For additional disclosures, refer to the Annual Report on Form 10-KSB of the Company for the year ended July 31, 1996 ("Fiscal 1996").

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

NOTE 2 - CONSULTING AGREEMENTS

TABLE MOUNTAIN CASINO & BINGO

The Company has a consulting agreement with the Table Mountain Band of Indians (the "Table Mountain Tribe") for the Table Mountain Casino & Bingo (the "Casino") in Friant, California, which is near Fresno, California.

On February 1, 1996, the Company signed a new consulting agreement with the Tribe. The new consulting agreement has a duration of 27 months, and provides that the Company will receive a base monthly consulting fee of $90,000, plus an additional $90,000 for each increment of $500,000 or portion thereof, of Casino monthly net income in excess of the first $1.5 million of net income from casino operations. Additionally, effective February 1, 1996, the Company and the Table Mountain Tribe signed a termination agreement of the previous consulting agreement, and a monthly payment of $350,000 is being paid to the Company for a term of 48 months, subject to meeting certain thresholds.

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

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JANUARY 31, 1997
                                   (UNAUDITED)


Consulting fee revenue is reported net of the concession to the Table Mountain Tribe. See Note 6, Litigation.

UNITED AUBURN INDIAN COMMUNITY

In February 1996, the Company formed a joint venture with the Table Mountain Tribe to provide consulting services to the United Auburn Indian Community ("the Auburn Tribe"). The joint venture will assist in the development of a Class II casino to be built and owned by the Auburn Tribe near Sacramento, California. The joint venture will also train tribal members in operating the casino. The Company has an 80% interest in the joint venture.

In February 1996, the joint venture entered into a consulting agreement with the Auburn Tribe. Compensation to the joint venture for the consulting agreement is structured as a base consulting fee of $150,000 per month, with additional fees of $37,500 paid for each increment of $250,000 of net income between $1,000,000 and $3,000,000, and $31,250 paid for each increment of $250,000 of net income over $3,000,000. The consulting fee payments will not commence until the casino becomes operational and will then continue for a five year term.

The joint venture is committed to advance to the Auburn Tribe capital for land acquisition, pre-development costs, and Tribal needs. Advances will begin to be repaid with interest after the casino begins operations. Advances to the Auburn Tribe by the Company at January 31, 1997 totaled approximately $141,000 and are reported as "Deposits and other" in the accompanying balance sheet.

The Auburn Tribe is in the process of acquiring land for the casino. If and when the Auburn Tribe acquires the land, it will be submitted to the Bureau of Indian Affairs for placement into trust. At the time the land is placed into trust, a one-time fee of $125,000 will be paid by the joint venture to the Auburn Tribe. The Auburn Tribe will also receive options to acquire 150,000 shares of American Casino Enterprises, Inc.'s common stock at the then-current market price.

A monthly payment of $22,500 for Tribal needs will be made by the joint venture to the Auburn Tribe until the gaming facility is operational. At January 31, 1997, $216,000 of such payments had been made. The Company's share of these monthly payments ($18,000) are reported in the accompanying balance sheet as "Consulting agreement acquisition costs". See Note 6, Litigation.

NOTE 3 -  CONSULTING AGREEMENT ACQUISITION COSTS

TABLE MOUNTAIN CASINO & BINGO

Consulting agreement acquisition costs are amortized over the life of the consulting contract with the Table Mountain Tribe. The amortization period was 84 months for the first six months of Fiscal 1996. The amortization period is 27 months, the length of the new consulting agreement, for periods after February 1, 1996.

UNITED AUBURN INDIAN COMMUNITY

Interim payments to the Auburn Tribe for Tribal needs are being capitalized and will begin to be amortized, after the casino is operational over the period of the contract.

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JANUARY 31, 1997
                                   (UNAUDITED)


NOTE 4 - LAND ACQUISITION AND RESALE

In October 1996, the Company entered into an agreement to purchase approximately 162 acres of land in Las Vegas, Nevada. The total purchase price of the land was $5,202,000, consisting of approximately $3,600,000 in cash with the remaining amount representing an assumption of a mortgage on the land. In connection with the purchase, the Company granted an option to the seller of the land to repurchase the land. The option holder exercised the option in February 1997 and the Company recognized a gain of approximately $180,000 on the sale.

NOTE 5 - FORMATION OF NEW SUBSIDIARY

In September 1996, the Company formed a new subsidiary, G & L Acquisition Corp. ("G & L"). G & L will pursue business opportunities involving the establishment or acquisition of a California card room, a gaming business located on a ship which sails to international waters from home ports in the United States or elsewhere and/or a leisure business ("Target Business"). The Company owns approximately 64% of the outstanding shares of G & L.

G & L sold additional shares of its common stock through a private placement to "accredited investors" as such term is defined in Regulation D under the Securities Act of 1933. The private placement resulted in the sale of 1,992,000 shares at a price of $1.55 per share. The net proceeds from the sale, after the costs of the offering, totaled $2,582,000. In the event, G & L does not effect the acquisition or establishment of a Target Business within 18 months from the closing of the offering, January 21, 1997, the remaining net proceeds from the offering will be returned to the investors in the private placement.

The Company recorded the excess of its equity in net assets of G & L over the cost as capital in excess of par in the accompanying consolidated financial statements.

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

In the settlement, the NIGC agreed to fully withdraw any and all allegations, charges and claims against the Company. In turn, the Company, without admitting or denying the NIGC allegations, agreed to pay a civil fine of $500,000 and to terminate its 1993 amended agreement with the Table Mountain Tribe. The

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JANUARY 31, 1997
                                   (UNAUDITED)


civil fine was accrued at January 31, 1996 and charged to operations for the period then ended.

On February 1, 1996, the Company signed a new consulting agreement and entered into a termination agreement with the Table Mountain Tribe (See Note 2).

TABLE MOUNTAIN CASINO

In 1992, the National Indian Gaming Commission promulgated regulations stating that Indian casinos could not offer certain games, including electronic gaming machines, such as the Table Mountain Tribe's video pull tab gaming devices, without state approval under tribal-state compacts. Several tribes sought a compact to engage in full casino gaming, but, the State of California refused to allow certain games.

In May 1992, the Table Mountain Tribe and other California Indian tribes filed a lawsuit in Federal court against the State of California and its Governor over the scope of gaming permissible on Indian land, captioned Rumsey v. Wilson. In July 1993, the Federal District Court ruled that the proposed electronic games are a proper subject of negotiation with Tribal State Compact and that the tribes and State should negotiate to determine whether other banked and percentage card games will be permitted under a tribal-state compact. The State of California appealed the District Court decision in Rumsey v. Wilson.

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

On June 24, 1996, the California Supreme Court decided Western Telcon. The court held that the California State Lottery could not "bank" games, but it left open the possibility that certain types of electronic devices could be used to play non-banked games, and cited with approval the Lottery's use of on-line computers and video terminals as consistent with the State Lottery Act. The parties filed their briefs in Rumsey on July 23, 1996.

On October 29, 1996, the Ninth Circuit issued an order finding that the Western Telcon decision had no impact on its earlier opinion in Rumsey. As a result, the Court reissued its opinion of August 11, 1995, which will have the effect of sending the Rumsey case back to the District Court to determine whether the California State Lottery uses electronic devices that constitute "slot machines".

               AMERICAN CASINO ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JANUARY 31, 1997
                                   (UNAUDITED)


On December 30, 1996, several Tribal plaintiffs in the Rumsey case filed a petition asking the U.S. Supreme Court to review the Ninth Circuit Court decision. To date, no action has been taken on that petition.

In February 1997, the U.S. Attorneys' offices in California issued letters to the Indian Tribes in California ("Tribes") which operate casinos using electronic gaming devices. The letters, in essence, gave the Tribes until May 1, 1997 to reach a settlement with the State of California over the types of games to be included in a compact or unplug the machines in their casinos. It is unknown what action the Tribes, including the Table Mountain Tribe, will take in response to the letters.

Should the U.S. Attorneys' offices enforce compliance with their letters or should the State of California be successful in its legal actions, it could have an adverse effect on the Company's business, because decreases in the Table Mountain Casino's net income before consulting fees would decrease the Company's consulting fees.

                                     PART 1

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATION

MATERIAL CHANGES IN RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 1997

REVENUES

Casino consulting fees in the six months ended January 31, 1997 ( "Fiscal 1997") decreased 13.1% to $4,440,000 from the $5,111,000 recorded in the same period in Fiscal 1996, and were derived from the consulting agreement the Company has with the Table Mountain Band of Indians (the "Tribe") for providing consulting services to the Table Mountain Casino & Bingo (the "Table Mountain Casino"), which is located near Fresno, California.

On February 1, 1996, the Company signed a new consulting agreement with the Tribe. The new consulting agreement has a duration of 27 months and provides that the Company will receive a base monthly consulting fee of $90,000, plus an additional $90,000 for each increment of $500,000, or portion thereof, of casino net income in excess of the first $1.5 million of net income from casino operations. Additionally, effective February 1, 1996, the Company and the Tribe signed a termination agreement of the March 1993 agreement under which a monthly payment of $350,000 will be paid to the Company for a term of 48 months, subject to certain thresholds.

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

COSTS AND EXPENSES

Casino consulting expenses in the six months ended January 31, 1997 decreased to $699,000, or 50.4%, from $1,409,000 in the comparable period in Fiscal 1996. This decrease is comprised principally of a reduction in payroll costs, legal expenses and consulting fees paid. And, in the comparable period of Fiscal 1996, the Company wrote off an investment in a company seeking to build a cardroom in a California community. Also, in the Fiscal 1996 period, the Company incurred legal costs related to the settlement of an National Indian Gaming Commission action against the Company.

General and administrative expenses in the six month period ended January 31, 1997 increased by $207,000 or 47.2% over the comparable period of Fiscal 1996. The increase resulted mainly from increases in : legal costs related to prospective business investment opportunities; insurance costs, office rental costs, and expenses related to the value of stock purchase warrants issued to the Company's investment banker for services rendered. The warrants are exercisable at the closing price of the Company's common stock on the grant date of the warrants.

Amortization and depreciation was $72,000 and $40,000 in the six months ended January 31, 1997 and 1996, respectively. Amortization is comprised of consulting agreement acquisition costs, which are being amortized over the term of the Table Mountain Casino agreement.

OTHER OPERATIONAL ITEMS

Interest income, represented principally by interest on time deposits with financial institutions, totaled

$318,000 and $298,000 in the six month periods ended January 31, 1997 and 1996, respectively.

During the second quarter of Fiscal 1996, the Company charged operations for a $500,000 civil fine assessed by the National Indian Gaming Commission.

The Company recorded provisions of $141,000 and $236,000 for State of California income taxes for the six month periods ended January 31, 1997 and 1996, respectively. Additionally, a deferred state income tax benefit of $7,000 was recorded for the six months ended January 31, 1997.

Provisions of $1,170,000 and $778,000 were recorded for Federal income taxes currently payable for the six month periods ended January 31, 1997 and 1996, respectively. A deferred income tax benefit of $40,000 and deferred income tax expense of $339,000 was recorded for the six month periods ended January 31, 1997 and 1996, respectively. Approximately $1,000,000 of net operating loss carryforwards was utilized to reduce the Company's current Federal income tax liability for the six month period ended January 31, 1996. At July 31, 1996, the Company had utilized all of its net operating loss carryforwards.

Net income for the six months ended January 31, 1997 was $2,075,000 or $0.13 per common share and common share equivalent compared to $1,668,000 or $0.10 per common share and common share equivalent for the six months ended January 31, 1996.

THREE MONTHS ENDED JANUARY 31, 1997

REVENUES

Casino consulting fees from the Table Mountain Casino in the second quarter of Fiscal 1997 decreased by $331,000 or 13.0% from the second quarter of Fiscal 1996 due to the different consulting fees under the old and the new agreements.

COSTS AND EXPENSES

Casino consulting expenses decreased to $405,000 in the second quarter of Fiscal 1997 from $1,124,000 in the second quarter of Fiscal 1996. This decrease is comprised principally of a reduction in payroll costs, legal expenses and consulting fees paid. And, in the comparable period of Fiscal 1996, the Company wrote off an investment in a company seeking to build a cardroom in a California community. Also, in the second quarter of Fiscal 1996, the Company incurred legal costs related to an National Indian Gaming Commission action against the Company.

General and administrative expenses were $363,000 for the second quarter of Fiscal 1997 and $292,000 for the second quarter of Fiscal 1996. The increase resulted mainly from increases in legal costs related to prospective business investment opportunities, increased insurance costs and office rental costs

OTHER OPERATIONAL ITEMS

Interest income decreased to $148,000 in the second quarter of Fiscal 1997 from $203,000 in the second quarter of Fiscal 1996. The income is represented by interest earned on the Company's bank deposits.

During the second quarter of Fiscal 1996, the Company charged operations for a $500,000 civil fine assessed by the National Indian Gaming Commission.

The Company recorded state income taxes of $14,000 and Federal income taxes of $569,000 for the three months ended January 31, 1997 as compared to state income tax expense of $85,000 and Federal income taxes of $418,000 for the same period in Fiscal 1996.

Net income for the three months ended January 31, 1997 was $983,000 or $0.06 per common share and common share equivalent compared to $315,000 or $0.02 per common share and common share equivalent for the three months ended January 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES AT JANUARY 31, 1997

At January 31, 1997, the Company had consolidated working capital of $13,807,000, as compared with working capital of $12,667,000 at July 31, 1996. The change resulted principally from a combination of increases of cash ($1,083,000), prepaid and refundable income taxes ($38,000); prepaid expenses ($24,000) and accounts payable ($26,000) and reductions of consulting fee and other receivables ($133,000) and accrued expenses ($171,000).

During the six month period ended January 31, 1997, investing activities used $5,240,000 as compared to $2,000 provided by investing activities in the same period in Fiscal 1996. The cash used in investing activities in Fiscal 1997 was to acquire the undeveloped land near Las Vegas ($5,202,000) and additional office furniture and equipment and leasehold improvements. The land was sold to the original seller through the exercise of a repurchase option in February 1997.

Financing activities in the six month period ended January 31, 1997 were comprised of the assumption of a mortgage payable ($1,673,000), the proceeds from the exercise of 500,000 options ($125,000) and the issuance of common stock of a consolidated subsidiary ($2,526,000).

Historically, the Company has provided funds for its operations from operating activities, financing from financial institutions and shareholders, and issuance of common stock, and it will likely continue to use these sources of liquidity in the future. The Company has always sought and will continue to seek other suitable consulting contracts and/or ownership of casinos and other gaming opportunities on and off Indian land, as well as recreational, leisure time and entertainment ventures. In the event any of these opportunities come to fruition, management will consider satisfying financing requirements from working capital, through borrowing or capital infusion through the public or private placement of common stock of the Company or its subsidiaries.

At January 31, 1997, the Company had revolving lines of credit totaling $2,000,000 with two banks. One line for $1,000,000 expires in December 1997 and bears interest at 2.5% above a reference prime rate. The line is collateralized by certificates of deposit totaling $500,000. The other $1,000,000 line of credit is unsecured, expires in November 1997 and bears interest at 1% above an indexed prime (8.25% at January 31, 1997). At January 31, 1997, no funds were outstanding on the lines of credit.

In February 1997, the U.S. Attorney's offices in California issued letters to the Indian Tribes in California ("Tribes") which operate casinos using electronic gaming devices. The letters, in essence, gave the Tribes until May 1, 1997 to reach a settlement with the Sate of California over the types of games to be included in a compact or unplug the machines in their casinos. It is unknown what action the Tribes, including the Table Mountain Tribe, will take in response to the letter.

Should the U.S. Attorney's office enforce compliance with their letters or should the State of California be successful in its legal actions, it could have an adverse effect on the Company's business, because decreases in the Table Mountain Casino's net income before consulting fees would decrease the Company's consulting fees. The Company plans to diversify its business operations and is seeking other opportunities to provide a means of obtaining other sources of revenue.

                                     PART II
                                OTHER INFORMATION

Item 1.  See Part I Note 6, Litigation of Notes to Consolidated Financial
                Statements.

Item 5.  Other Information
                See Part I. Notes 4, 5 and 6 of Notes to Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K.

                (a)      Exhibits
                                  11-1 Computation of Earnings Per Share
                                  27.1 Financial Data Schedule
                (b) No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1997.

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           AMERICAN CASINO ENTERPRISES, INC.

Dated:  March 14, 1997                     By: /s/ Ronald J. Tassinari
                                              ------------------------
        Las Vegas, Nevada                          Ronald J. Tassinari
                                                   President
                                                   (Principal Executive Officer)

                                           By: /s/ Roy K. Keefer
                                               -----------------------
                                                   Roy K. Keefer
                                                   (Chief Financial Officer and
                                                   Accounting Officer)

                                  EXHIBIT INDEX



       EXHIBIT                  DESCRIPTION
       -------                  -----------

       11.01 Schedule of Computation of Earnings Per Common Share And Common Share Equivalent

        27.1          Financial Data Schedule