Form 10QSB
period 1997-04-30
AMERICAN CASINO ENTERPRISES INC /NV/
filed 1997-06-13
CIK 315428

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           ----------------------------------------------------------

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997
                  ---------------------------------------------
                           Commission File No. 0-10061

                           AMERICAN VANTAGE COMPANIES
                           --------------------------
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

                        AMERICAN CASINO ENTERPRISES, INC.
                        ---------------------------------
(Former Name, Former Address & Former Fiscal Year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value, 14,867,958 shares at June 12, 1997.

Transitional Small Business Disclosure Format     Yes       No  X
                                                      ---      ---

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

    American Vantage Companies and Subsidiaries
    Consolidated Balance Sheets
    April 30, 1997 and July 31, 1996

                                                           April 30,       July 31,
                                                              1997           1996
                                                          -----------    -----------
                                                          (Unaudited)
                        ASSETS
Current assets:
    Cash and cash equivalents                             $18,102,000    $12,578,000
    Consulting fee and other receivables                      237,000        202,000
    Refundable and prepaid income taxes                       113,000        187,000
    Deferred tax asset                                          2,000          2,000
    Prepaid expenses                                          103,000         45,000
                                                          -----------    -----------

        Total current assets                               18,557,000     13,014,000
                                                          -----------    -----------


Property and equipment, net                                   222,000        214,000
                                                          -----------    -----------

Other assets:
    Consulting agreement acquisition costs, net               365,000        275,000
    Deposits and other                                        315,000        133,000
                                                          -----------    -----------

                                                              680,000        408,000
                                                          -----------    -----------

                                                          $19,459,000    $13,636,000
                                                          ===========    ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                      $   174,000    $    51,000
    Accrued expenses                                          110,000        296,000
                                                          -----------    -----------

        Total current liabilities                             284,000        347,000
                                                          -----------    -----------


Minority interest in consolidated subsidiary                  963,000             --
                                                          -----------    -----------


Commitments                                                        --             --

Shareholders' equity:
    Common stock, $.01 par; 30,000,000 shares
      authorized; 14,867,958 and 14,367,958
      shares issued and outstanding                           149,000        144,000
    Preferred stock, $.01 par; 10,000,000 shares
      authorized; shares issued and outstanding - none             --             --
    Capital in excess of par                                4,894,000      3,213,000
    Retained earnings                                      13,169,000      9,932,000
                                                          -----------    -----------

                                                           18,212,000     13,289,000
                                                          -----------    -----------

                                                          $19,459,000    $13,636,000
                                                          ===========    ===========


See Notes to Consolidated Financial Statements.

    American Vantage Companies and Subsidiaries
    Consolidated Statements of Income
    Three Months Ended April 30, 1997 and 1996
                     (Unaudited)

                                                                     1997           1996
                                                                  -----------    -----------
Revenues:
    Casino consulting fees                                        $ 2,490,000    $ 2,310,000
                                                                  -----------    -----------

Costs and expenses:
    Casino consulting                                                 588,000        327,000
    General and administrative                                        249,000        241,000
    Amortization and depreciation                                      37,000         34,000
    Minority interest in net income of consolidated subsidiary          9,000             --
                                                                  -----------    -----------

                                                                      883,000        602,000
                                                                  -----------    -----------

    Income from operations                                          1,607,000      1,708,000
                                                                  -----------    -----------

Other income:
    Other income - interest                                           236,000        134,000
    Gain on sale of land held for investment or development           178,000             --
                                                                  -----------    -----------

                                                                      414,000        134,000
                                                                  -----------    -----------

    Income before NIGC civil fine and income taxes                  2,021,000      1,842,000
                                                                  -----------    -----------

NIGC civil fine                                                            --             --
                                                                  -----------    -----------

    Income before income taxes                                      2,021,000      1,842,000
                                                                  -----------    -----------

Income tax expense:
    Current:
      State                                                           117,000        124,000
      Federal                                                         695,000        589,000
    Deferred:
      State                                                             7,000             --
      Federal                                                          40,000             --
                                                                  -----------    -----------

                                                                      859,000        713,000
                                                                  -----------    -----------

    Net income                                                    $ 1,162,000    $ 1,129,000
                                                                  ===========    ===========

Earnings per common share and
    common share equivalent                                       $      0.07    $      0.07
                                                                  -----------    -----------

Weighted average number of common shares
    and common share equivalents                                   16,170,000     16,275,000
                                                                  -----------    -----------




See Notes to Consolidated Financial Statements.

    American Vantage Companies and Subsidiaries
    Consolidated Statements of Income
    Nine Months Ended April 30, 1997 and 1996
                     (Unaudited)

                                                                      1997           1996
                                                                  -----------    -----------
Revenues:
    Casino consulting fees                                        $ 6,930,000    $ 7,421,000
                                                                  -----------    -----------

Costs and expenses:
    Casino consulting                                               1,287,000      1,736,000
    General and administrative                                        895,000        680,000
    Amortization and depreciation                                     109,000         74,000
    Minority interest in net income of consolidated subsidiary          9,000             --
                                                                  -----------    -----------

                                                                    2,300,000      2,490,000
                                                                  -----------    -----------

    Income from operations                                          4,630,000      4,931,000
                                                                  -----------    -----------

Other income:
    Other income - interest                                           552,000        432,000
    Gain on sale of land held for investment or development           178,000             --
                                                                  -----------    -----------

                                                                      730,000        432,000
                                                                  -----------    -----------

    Income before NIGC civil fine and income taxes                  5,360,000      5,363,000
                                                                  -----------    -----------

NIGC civil fine                                                            --        500,000
                                                                  -----------    -----------

    Income before income taxes                                      5,360,000      4,863,000
                                                                  -----------    -----------

Income tax expense:
    Current:
      State                                                           258,000        360,000
      Federal                                                       1,865,000      1,367,000
    Deferred:
      State                                                                --             --
      Federal                                                              --        339,000
                                                                  -----------    -----------

                                                                    2,123,000      2,066,000
                                                                  -----------    -----------

    Net income                                                    $ 3,237,000    $ 2,797,000
                                                                  ===========    ===========

Earnings per common share and
    common share equivalent                                       $      0.20    $      0.17
                                                                  -----------    -----------

Weighted average number of common shares
    and common share equivalents                                   16,171,000     16,229,000
                                                                  -----------    -----------




See Notes to Consolidated Financial Statements.

    American Vantage Companies and Subsidiaries
    Consolidated Statements of Cash Flows
    Nine Months Ended April 30, 1997 and 1996
                     (Unaudited)



                                                                        1997             1996
                                                                    ------------     ------------
Cash flows from operating activities:
    Net income                                                      $  3,237,000     $  2,797,000
                                                                    ------------     ------------

    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Amortization and depreciation                                      109,000           74,000
      Deferred income tax expense                                             --          339,000
      Minority interest in net income of consolidated subsidiary           9,000               --
      Changes in other assets and liabilities, net                      (426,000)        (493,000)
                                                                    ------------     ------------

                                                                        (308,000)         (80,000)
                                                                    ------------     ------------


      Net cash provided by operating activities                        2,929,000        2,717,000
                                                                    ------------     ------------

Cash flows from investing activities:
    Property and equipment, net                                          (45,000)          (3,000)
                                                                    ------------     ------------

      Net cash provided (used) by investing activities                   (45,000)          (3,000)
                                                                    ------------     ------------


Cash flows from financing activities:
    Net proceeds from issuance of common stock
      of consolidated subsidiary                                       2,627,000               --
    Investment in consolidated subsidiary                               (112,000)              --
    Proceeds from long-term debt                                       1,673,000               --
    Repayment of long-term debt                                       (1,673,000)              --
    Proceeds from issuance of common stock                               125,000               --
                                                                    ------------     ------------

      Net cash provided by financing activities                        2,640,000               --
                                                                    ------------     ------------

        Net increase in cash and cash equivalents                      5,524,000        2,714,000

Cash and cash equivalents, at beginning of period                     12,578,000        8,841,000
                                                                    ------------     ------------

Cash and cash equivalents, at end of period                         $ 18,102,000     $ 11,555,000
                                                                    ============     ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for state and federal income taxes                    $  2,050,000     $  2,196,000
                                                                    ------------     ------------




See Notes to Consolidated Financial Statements.

                 American Vantage Companies and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                 Year Ended July 31, 1996 and Nine Months
                 Ended April 30, 1997 (Unaudited)





                                                                 Common stock
                                                         --------------------------        Capital
                                                                                          in excess        Retained
                                                           Shares          Dollars          of par         earnings
                                                         ----------        --------       ----------     -----------
Balance, July 31, 1995                                   14,367,958        $144,000       $3,213,000     $ 6,136,000

Net income for the year                                                                                    3,796,000
                                                         ----------        --------       ----------     -----------

Balance, July 31, 1996                                   14,367,958         144,000        3,213,000       9,932,000
                                                         ----------        --------       ----------     -----------

Issuance of shares                                          500,000           5,000          120,000

Excess of equity in consolidated
  subsidiary over cost                                                                     1,561,000

Net income for the period                                                                                  3,237,000
                                                         ----------        --------       ----------     -----------

Balance, April 30, 1997                                  14,867,958        $149,000       $4,894,000     $13,169,000
                                                         ==========        ========       ==========     ===========




See Notes to Consolidated Financial Statements.

                   AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1997
                                   (UNAUDITED)




NOTE 1 - BASIS OF PRESENTATION

As permitted by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of American Vantage Companies (formerly American Casino Enterprises, Inc.) and its wholly and majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. For additional disclosures, refer to the Annual Report on Form 10-KSB of the Company for the year ended July 31, 1996 ("Fiscal 1996).

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

The prior consulting agreement provided for consulting fees equal to 35% of the Casino's net income before consulting fees. For the period from June 19, 1995 to February 1, 1996, the Company paid a concession to the Table Mountain Tribe equal to seven percent (7%) of the Casino's net income before consulting fees. During the period from August 1, 1995 through January 31, 1996 (the end of the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1997
                                   (UNAUDITED)




concession period), the concession totaled $1,276,000. Consulting fee revenue is reported net of the concession to the Table Mountain Tribe (see Note 6 - Litigation).

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

In February 1996, the joint venture entered into a consulting agreement with the Auburn Tribe. Compensation to the joint venture for the consulting agreement is structured as a base consulting fee of $150,000 per month, with additional fees of $37,500 paid for each increment of $250,000 of net income between $1,000,000 and $3,000,000, and $31,250 paid for each increment of $250,000 of net income over $3,000,000. The consulting fee payments will not commence until the casino becomes operational and will then continue for a five-year term.

The joint venture is committed to advance to the Auburn Tribe capital for land acquisition, pre-development costs, and Tribal needs. Advances will begin to be repaid with interest after the casino begins operations. Advances to the Auburn Tribe by the Company at April 30, 1997 totaled approximately $201,000 and are reported as "Deposits and other" in the accompanying balance sheet.

The Auburn Tribe is in the process of acquiring land for the casino. If and when the Auburn Tribe acquires the land, it will be submitted to the Bureau of Indian Affairs for placement into trust. At the time the land is placed into trust, a one-time fee of $125,000 will be paid by the joint venture to the Auburn Tribe. The Auburn Tribe will also receive options to acquire 150,000 shares of American Vantage Companies common stock at the then-current market price.

A monthly payment of $22,500 for Tribal needs will be made by the joint venture to the Auburn Tribe until the gaming facility is operational. The Company's share of these monthly payments ($18,000) is reported in the accompanying balance sheet as "Consulting agreement acquisition costs" (see Note 6 - Litigation). At April 30, 1997, $270,000 of such payments had been made by the Company.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1997
                                   (UNAUDITED)




NOTE 4 - LAND TRANSACTIONS

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

At April 30, 1997, the Company owned an option to acquire a 40 acre parcel of land in North Las Vegas, Nevada. In May 1997, the Company exercised its option and bought the land for approximately $3,500,000 in cash. The Company intends to begin immediate development of the property as a funeral home, mortuary and cemetery.

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

G & L sold additional shares of its common stock through a private placement to "accredited investors" as such term is defined in Regulation D under the Securities Act of 1933. The private placement resulted in the sale of 1,992,000 shares at a price of $1.55 per share. The net proceeds from the sale, after the costs of the offering, totaled approximately $2,483,000. In the event, G & L does not effect the acquisition or establishment of a Target Business within 18 months from the closing of the offering, January 21, 1997, the remaining net proceeds from the offering will be returned to the investors in the private placement.

The Company recorded the excess of its equity in net assets of G & L over the cost as capital in excess of par in the accompanying consolidated financial statements.

NOTE 6 - LITIGATION

AMERICAN VANTAGE COMPANIES

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

On February 1, 1996, the Company entered into a settlement agreement with the NIGC. The settlement

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1997
                                   (UNAUDITED)




agreement resolved all issues associated with the Notice of Violation and the Notice to Show Cause.

In the settlement, the NIGC agreed to fully withdraw any and all allegations, charges and claims against the Company. In turn, the Company, without admitting or denying the NIGC allegations, agreed to pay a civil fine of $500,000 and to terminate its 1993 amended agreement with the Table Mountain Tribe. The civil fine was charged to operations in the second quarter of Fiscal 1996.

On February 1, 1996, the Company signed a new consulting agreement and simultaneously entered into a termination agreement with the Table Mountain Tribe (see Note 2 - Consulting Agreements).

TABLE MOUNTAIN CASINO

In 1992, the National Indian Gaming Commission promulgated regulations stating that Indian casinos could not offer certain games, including electronic gaming machines, such as the Table Mountain Tribe's video pull tab gaming devices, without state approval under tribal-state compacts. Several tribes sought a compact to engage in full casino gaming, but the State of California refused to allow certain games.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1997
                                   (UNAUDITED)




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

The Table Mountain Tribe entered into an agreement with the U.S. Attorney for the Eastern District of California in which the Tribe agreed to abide by the deadline and the U.S. Attorney agreed to consider extensions of the deadline if the Tribes showed "good faith". On April 29, 1997, the deadline was extended until July 31, 1997. Negotiations for a model tribal-state compact between the State of California and the California Tribes are continuing.

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

                                     PART 1

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATION

MATERIAL CHANGES IN RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 1997

REVENUES

Casino consulting fees in the nine month period ended April 30, 1997 ("Fiscal 1997") decreased 6.6% to $6,930,000 from the $7,421,000 recorded in the same period in Fiscal 1996, and were derived from the consulting agreement the Company has with the Table Mountain Band of Indians (the "Tribe") for providing consulting services to the Table Mountain Casino & Bingo (the "Table Mountain Casino"), which is located near Fresno, California.

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

The prior consulting agreement provided for consulting fees equal to 35% of the Casino's net income before consulting fees. Also, for the period from June 19, 1995 to February 1, 1996, the Company paid a concession to the Tribe equal to seven percent (7%) of the net income, before consulting fees, of the Casino. During the period from August 1, 1995 through January 31, 1996 (the end of the concession period), the concession totaled $1,276,000. Consulting fee revenue is reported net of the concession to the Tribe.

COSTS AND EXPENSES

Casino consulting expenses in the nine month period ended April 30, 1997 decreased to $1,287,000, or 25.9%, from $1,736,000 in the comparable period in Fiscal 1996. This decrease is comprised principally of a reduction in payroll costs, legal expenses and consulting fees. And, in the comparable period of Fiscal 1996, the Company wrote off an investment in a company seeking to build a cardroom in a California community. Also, in the Fiscal 1996 period, the Company incurred legal costs related to the settlement of a National Indian Gaming Commission action against the Company.

General and administrative expenses in the nine month period ended April 30, 1997 increased by $215,000 or 31.6% over the comparable period of Fiscal 1996. The increase resulted mainly from increases in: legal costs related to prospective business investment opportunities, insurance costs, and office rental costs.

Amortization and depreciation was $109,000 and $74,000 in the nine month periods ended April 30, 1997 and 1996, respectively. Amortization is comprised of consulting agreement acquisition costs, which are being amortized over the term of the Table Mountain Casino agreement.

OTHER OPERATIONAL ITEMS

Interest income, represented principally by interest on time deposits with financial institutions, totaled $552,000 and $432,000 in the nine month periods ended April 30, 1997 and 1996, respectively.

During the third quarter of Fiscal 1997, the Company sold the land held for investment or development and recorded a gain of approximately $178,000.

During the second quarter of Fiscal 1996, the Company charged operations for a $500,000 civil fine assessed by the National Indian Gaming Commission.

The Company recorded provisions of $258,000 and $360,000 for State of California income taxes for the nine month periods ended April 30, 1997 and 1996, respectively. Provisions of $1,865,000 and $1,367,000 were recorded for Federal income taxes currently payable for the nine month periods ended April 30, 1997 and 1996, respectively. Deferred income tax expense of $339,000 was recorded for the nine month period ended April 30, 1996. Approximately $1,000,000 of net operating loss carryforwards was utilized to reduce the Company's current Federal income tax liability for the nine month period ended April 30, 1996. At July 31, 1996, the Company had utilized all of its net operating loss carryforwards.

Net income for the nine month period ended April 30, 1997 was $3,237,000 or $0.20 per common share and common share equivalent compared to $2,797,000 or $0.17 per common share and common share equivalent for the nine month period ended April 30, 1996.

THREE MONTHS ENDED APRIL 30, 1997

REVENUES

Casino consulting fees from the Table Mountain Casino in the third quarter of Fiscal 1997 increased by $180,000 or 7.8% from the third quarter of Fiscal 1996 due to the different consulting fees under the old and the new agreements.

COSTS AND EXPENSES

Casino consulting expenses increased to $588,000 in the third quarter of Fiscal 1997 from $327,000 in the third quarter of Fiscal 1996. This increase is comprised principally of increased payroll costs resulting from discretionary bonuses, which were paid to key employees.

General and administrative expenses were $249,000 for the third quarter of Fiscal 1997 and $241,000 for the third quarter of Fiscal 1996. The change is attributed principally to a decrease in expenses resulting from the cancellation of stock options previously granted to an investment banking company and offset by an increase in payroll costs.

OTHER OPERATIONAL ITEMS

Interest income increased to $236,000 in the third quarter of Fiscal 1997 from $134,000 in the third quarter of Fiscal 1996. The income is represented by interest earned on the Company's bank deposits.

In the third quarter of Fiscal 1997, the Company sold land held for investment or development and recorded a gain of approximately $178,000.

During the second quarter of Fiscal 1996, the Company charged operations for a $500,000 civil fine assessed by the National Indian Gaming Commission.

The Company recorded state income taxes of $124,000 and Federal income taxes of $735,000 for the three month period ended April 30, 1997 as compared to state income tax expense of $124,000 and Federal income tax expense of $589,000 for the same period in Fiscal 1996.

Net income for the three month period ended April 30, 1997 was $1,162,000 or $0.07 per common share and common share equivalent compared to $1,129,000 or $0.07 per common share and common share equivalent for the three month period ended April 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES AT APRIL 30, 1997

At April 30, 1997, the Company had consolidated working capital of $18,273,000, as compared with working capital of $12,667,000 at July 31, 1996. The change resulted principally from a combination of increases of cash ($5,524,000), prepaid expenses ($58,000), accounts payable ($123,000) and consulting fee and other receivables ($35,000) and reductions of refundable and prepaid income taxes ($74,000) and accrued expenses ($186,000).

During the nine month period ended April 30, 1997, investing activities used $45,000 as compared to $3,000 used by investing activities in the same period in Fiscal 1996. The cash used in investing activities in Fiscal 1997 was to acquire additional office furniture and equipment and leasehold improvements.

Financing activities in the nine month period ended April 30, 1997 were comprised of the assumption and repayment of a mortgage payable ($1,673,000), the proceeds from the exercise of 500,000 options ($125,000) and the issuance of common stock of a consolidated subsidiary ($2,515,000, net of the Company's investment in the subsidiary).

Historically, the Company has provided funds for its operations from operating activities, financing from financial institutions and shareholders, and issuance of common stock, and it will likely continue to use these sources of liquidity in the future. The Company has always sought and will continue to seek other suitable consulting contracts and/or ownership of casinos and other gaming opportunities on and off Indian land, as well as recreational, leisure time and entertainment ventures. Additionally, the Company will continue to, pursue any business venture, including those not previously described, which management believes affords an opportunity to increase shareholder value. In the event any of these opportunities come to fruition, management will consider satisfying financing requirements from working capital, through borrowing or capital infusion through the public or private placement of common stock of the Company or its subsidiaries.

At April 30, 1997, the Company had revolving lines of credit totaling $2,000,000 with two banks. One line for $1,000,000 expires in December 1997 and bears interest at 2.5% above a reference prime rate. Certificates of deposit totaling $500,000 collateralize the line. The other $1,000,000 line of credit is unsecured, expires in November 1997 and bears interest at 1% above an indexed prime (8.5% at April 30, 1997). At April 30, 1997, no funds were outstanding on the lines of credit.

In May 1997, the Company paid approximately $3,500,000 in cash for a parcel of approximately 40 acres of land in North Las Vegas, Nevada. The Company intends to begin immediate development of the property as a funeral home, mortuary and cemetery. Short-term and permanent financing from an institutional lender will provide funds for the development. The Company is currently negotiating terms of a financing package with a financial institution in Las Vegas, Nevada. Funds required for the property's operations, after completion of construction, initially will be provided by the Company's working capital. Subsequently, management anticipates that the property will generate cash flow sufficient to maintain its operations independently.

In February 1997, the U.S. Attorney's offices in California issued letters to the Indian Tribes in California ("Tribes") which operate casinos using electronic gaming devices. The letters, in essence, gave the Tribes until May 1, 1997 to reach a settlement with the Sate of California over the types of games to be included in a compact or unplug the machines in their casinos

The Table Mountain Tribe entered into an agreement with the U.S. Attorney for the Eastern District of California in which the Tribe agreed to abide by the deadline and the U.S. Attorney agreed to consider extensions of the deadline if the Tribes showed "good faith". On April 29, 1997, the deadline was extended until July 31, 1997. Negotiations for a model tribal-state compact between the State of California and the California Tribes are continuing.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  See Part I, Note 6 of Notes to Consolidated Financial Statements.

Item 5.  Other Information
                  See Part I. Notes 4, 5 and 6 of Notes to Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits
                                    11-1 Computation of Earnings Per Share
                                    27.1 Financial Data Schedule

                  (b) No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1997.

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       AMERICAN VANTAGE COMPANIES

Dated:       June 13, 1997                  By: /s/ Ronald J. Tassinari
             Las Vegas, Nevada                  --------------------------------
                                                    Ronald J. Tassinari
                                                    President
                                                    (Principal Executive Officer

                                            By: /s/ Roy K. Keefer
                                                --------------------------------
                                                    Roy K. Keefer
                                                    (Chief Financial Officer and
                                                    Accounting Officer)

             EXHIBIT INDEX



       Exhibit                        Description
     -----------    --------------------------------------------------------
         11.01      Schedule of Computation of Earnings Per Common Share And
                    Common Share Equivalent

         27.1       Financial Data Schedule