Form 10KSB40
period 1997-07-31
AMERICAN CASINO ENTERPRISES INC /NV/
filed 1997-10-29
CIK 315428

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB

 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended July 31, 1997


                        Commission File Number 0-10061


                           AMERICAN VANTAGE COMPANIES
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

      State issuer's revenues for its most recent fiscal year.  $9,050,000.

      The aggregate market value of the 12,845,872 shares of Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price of $1.50 for the Company's Common Stock, as reported by NASDAQ for October 17, 1997, was $19,268,808 (assuming for purposes of such calculation that all officers and directors of the Issuer are affiliates).

      The number of shares outstanding of the Registrant's Common Stock at October 17, 1997 was 14,867,958.

                                    PART I

Item 1.  Description of Business

      Development of Business

      American Vantage Companies (the "Company"), a gaming consulting company, is currently engaged in providing consulting services to Table Mountain Casino & Bingo, a tribal gaming enterprise on a Federal Indian Rancheria in Friant, California (the "Table Mountain Casino"). The Company is also a majority participant in a joint venture which is providing consulting services and assisting in the development of a proposed tribal gaming facility for the United Auburn Indian Community (the "Auburn Tribe") in Auburn, California. In addition, in May 1997, the Company acquired approximately 40 acres of undeveloped land in North Las Vegas, Nevada which the Company intends to develop as a funeral home and cemetery.

      The Company was incorporated in Nevada in 1979, under the name Western Casinos, Inc. The Company changed its name to American Casino Enterprises, Inc. in 1993 and then changed its name to American Vantage Companies in March 1997. The Company was originally formed to engage in the business of recreational and leisure time activities, including casino gaming. In January 1991, the Company completed the purchase of all of the capital stock of Millerton Games, Inc., which held a management consulting contract for the Table Mountain Casino.

       The Company signed a new contract with the Table Mountain Band of Indians (the "Table Mountain Tribe") on February 1, 1996, for a 27 month term, to serve as a consultant to the Table Mountain Casino. In June 1997, the consulting agreement was amended retroactive to May 1, 1997, to provide a revised consulting fee schedule.

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

      All references herein to the Company refer to the Company and its subsidiaries unless the context otherwise requires. The Company's principal executive offices are located at 6787 West Tropicana, Suite 200, Las Vegas, Nevada 89103, and its telephone number is (702) 227-9800.

Table Mountain Casino & Bingo

      On January 16, 1991, the Company completed the purchase from Maritime Resorts International, Inc. ("Maritime"), a publicly held Utah corporation, of 100% of the outstanding stock of Millerton Games, Inc. ("Millerton"), a California corporation which held a management consulting contract with the Table Mountain Casino. The Company issued 2,257,630 shares of its Common Stock to Maritime in January 1991. An additional 1,500,000 shares of Common Stock and a note payable ($75,763) were issued to Maritime in January 1992 to satisfy all provisions of the agreement.

      The Table Mountain Casino, opened in 1987, is a high-stakes bingo and gaming casino which is located on The Table Mountain Tribe's Rancheria in Friant, California, approximately 17 miles north of Fresno. The Table Mountain Casino contains approximately 800 bingo seats, seven conventional card tables, five Asian card tables (where Pai Gow, Asian poker and Super Pan 9 are played), 23 stand-up card tables for Table Mountain Jackpot-21, a non-banking form of blackjack, and approximately 830 electronic video gaming devices.

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

      In response to the success of the Table Mountain Casino and customer demand, the Table Mountain Casino was renovated between 1993 and 1995 and expanded to its current size. Other improvements include a new facade and signage, an improved air conditioning and ventilation system to aid in making the facility as smoke free as possible, improved septic and restroom facilities, installation of fire safety features and expanded parking areas.

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

      The 1996 Agreement requires the Company to consult and provide technical assistance, training and advice to the Table Mountain Tribe concerning all matters relating to the operation and business activities of the casino, including but not limited to organization and administration, planning and development, gaming activities, internal controls and accounting procedures, cage operations, engineering and maintenance, housekeeping, human resources, management information services, marketing and advertising, purchasing, surveillance, security and food and beverage operations. The 1996 Agreement was amended in June 1997. The term of the 1996 Agreement ends May 1998. For its services under the 1996 Agreement, as amended, the Company will receive minimum monthly payments through April 30, 1998 of $60,000. The Table Mountain Tribe is also required to pay the Company additional monies for certain increments of monthly casino net revenue in excess of the first $1.5 million of net revenue from casino operations.

      Selected tribal members participate in a management training program developed by the Company. Tribal members currently hold key management positions with the Table Mountain Casino. No employee of the Company holds an employment position with the Table Mountain Casino.

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

      Under the revised consulting fee structure, assuming operations for the nine month period ending April 30, 1998 (the end of the contract period) are at the same level as in the nine month period ended April 30, 1997, projected consulting fee revenues for the Company in the 1998 period would be $410,000 lower than in the 1997 period.

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

      The 1996 Agreement is terminable for cause by either party. Under the 1996 Agreement, all casino decisions, policies and procedures are formulated by or subject to the approval of a board of directors (the "Casino Board of Directors"). During Fiscal 1995, the Casino Board of Directors consisted of four representatives of the Company and five representatives of the Table Mountain Tribe. In September 1995, the four representatives of the Company resigned from the Casino Board of Directors. A General Manager serves at the pleasure of the Casino Board of Directors and is vested with initial responsibility and authority for the daily operations of the casino, subject to the approval of the Casino Board of Directors. The Table Mountain Tribe has waived its sovereign immunity to a limited extent to permit a direct action by the Company for money damages, specific performance, injunctive relief and/or declaratory relief in the event that the Table Mountain Tribe breaches the contract.

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

      The joint venture is committed to finance the Auburn Tribe with capital for land acquisition, pre-development costs and Tribal needs. The Auburn Tribe is in the process of acquiring land for the casino. After its acquisition, subject to the consent of the Secretary of the Interior, the land will be placed into trust by the Bureau of Indian Affairs, a process which will take an undetermined amount of time. At the time the land is placed into trust, a one-time fee of $125,000 will be paid by the joint venture to the Auburn Tribe and the Auburn Tribe will receive options to acquire 150,000 shares of the Company's Common Stock at the then current market price. In the interim, a monthly payment of $22,500 is being made by the joint venture to the Auburn Tribe until the gaming facility is operational.

      Amounts advanced to the Auburn Tribe for pre-developmental costs, land acquisition and related costs, including land option costs and casino construction costs, not including the monthly payment discussed in the previous paragraph, will begin to be repaid with interest after the casino begins operation.

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

Acquisition and Sale of Las Vegas, Nevada Property

      On October 9, 1996, the Company purchased approximately 160 acres of undeveloped land (the "Property") in Las Vegas, Nevada from Victorson & Associates and Fred Victorson (the "Sellers"). The Sellers were and continue to be unrelated to the Company. The total purchase price paid by the Company for the Property was $5,200,000. The purchase price was comprised of a cash payment of $3,600,000 and the assumption of a $1,600,000 note (the "Note") and related mortgage on the Property. The Company used working capital generated from its operations to pay the cash portion of the purchase price. In connection with the purchase, the Company granted an option to the Sellers to repurchase the land. The Sellers exercised the option to repurchase the land in February 1997 and the Company recognized a gain of approximately $182,000 on the sale.

Acquisition of North Las Vegas, Nevada Property

      In May 1997, the Company bought a 40 acre parcel of land in North Las Vegas, Nevada for approximately $3,500,000 in cash. The Company intends to begin immediate development of the property as a funeral home and cemetery.

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

      The Company expects the casino to encounter competition in the form of state authorized card rooms, one of which was built in Fowler, California (approximately 35 miles from the Table Mountain Casino), and one of which is in operation in Fresno, and one is in operation in Clovis, a suburb of Fresno. The Fowler facility, which ceased operations in January 1997, is permitted to have up to 40 tables, the three Fresno facilities are permitted to have 50 tables in total. The Clovis operation has approximately 5 tables in operation; the number of tables it is permitted is not known. Although these card rooms are smaller than the Table Mountain Casino, the presence of such facilities has diverted some of the Table Mountain Casino's card room business.

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

Employees

      As of October 16, 1997, the Company and its subsidiaries employed seven persons including its three executive officers, one person in gaming operations, two full-time administrative employees and one of the Company's Directors as a gaming consultant on a full-time basis. These persons do not include 820 persons employed at the Table Mountain Casino, none of whom is on the Company's payroll.

Item 2. Description of Property

      The Company's executive offices are located in leased office space at 6787 West Tropicana, Suite 200, Las Vegas, Nevada 89103. The monthly rental is $8,565. The lease agreement commenced on June 1, 1996 and expires on June 1, 2001.

      See "Item 1. Description of Business - Acquisition and Sale of Las Vegas, Nevada Property" for a description of undeveloped real estate which the Company sold in February 1997, and "Item 1. Description of Business - Acquisition of North Las Vegas, Nevada Property" for a description of undeveloped real estate which the Company acquired in May 1997.

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

      On October 29, 1996, the Ninth Circuit issued an order finding that the Western Telcon decision had no impact on its earlier opinion in Rumsey. As a result, the Court reissued its opinion of August 11, 1995, which will have the effect of sending the Rumsey case back to the District Court to determine whether the California State Lottery uses electronic devices that constitute "slot machines."

      On December 30, 1996, several Tribal plaintiffs in the Rumsey case filed a petition asking the U.S. Supreme Court to review the Ninth Circuit Court decision, which the Supreme Court rejected. In June 1997, the Supreme Court denied the petition, making final the Ninth Circuit ruling sending the case back to the District Court, where it is now pending.


      In February 1997, the U.S. Attorneys' offices in California issued letters to the Indian Tribes in California ("Tribes") which operate casinos using electronic gaming devices. The letters, in essence, gave the Tribes until May 1, 1997 to reach a settlement with the State of California over the types of games to be included in a compact or unplug the machines in the casinos.

      The Table Mountain Tribe entered into an agreement with the U.S. Attorney for the Eastern District of California in which the Tribe agreed to abide by the deadline and the U.S. Attorney agreed to consider extensions of the deadline if the Tribes showed "good faith." On April 29, 1997, and again on July 3, 1997, the deadline was extended until September 30, 1997. On September 30, 1997, the U.S. Attorney for the Easter District announced that the office will defer enforcement action against tribes currently engaged in uncompacted gaming pending (i) the completion of the ongoing compact negotiations between the Pala Band of Mission Indians and the State of California and (ii) the establishment of a framework for future negotiations between the State of California and (iii) the establishment of a framework for future negotiations between the State of California and other California Tribes, including those that presently are engaged in gaming.

      Negotiations for a model tribal-state compact between the State of California and the California Tribes are continuing and the parties are optimistic an agreement will be reached in the year ending July 31, 1998.

      Should the U.S. Attorneys' offices enforce compliance with their letters or should the State of California be successful in its legal actions, it could have an adverse effect on the Company's business, because decreases in the Table Mountain Casino's net income before consulting fees would decrease the Company's consulting fees revenues.

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

      The following table sets forth the range of high and low closing bid prices of the Company's Common Stock for each quarterly period indicated, as reported by Nasdaq. The prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:


Period                                                                        High Bid         Low Bid
------                                                                        --------         -------

Fiscal 1997

      First Quarter (August 1, 1996 - October 31, 1996)                       $1.84             $1.06
      Second Quarter (November 1, 1996 - January 31, 1997)                    $1.78             $1.06
      Third Quarter (February 1, 1997 - April 30, 1997)                       $1.41             $1.13
      Fourth Quarter (May 1, 1997 - July 31, 1997)                            $1.28             $.94

Fiscal 1996

      First Quarter (August 1, 1995 - October 31, 1995)                       $2.38             $.50
      Second Quarter (November 1, 1995 - January 31, 1996)                    $3.00             $1.94
      Third Quarter (February 1, 1996 - April 30, 1996)                       $3.13             $2.03
      Fourth Quarter (May 1, 1996 - July 31, 1996)                            $2.13             $1.06


      On October 6, 1997, the closing sale price per share for the Company's Common Stock was $1.19.

      On October 17, 1997, there were 925 holders of record of the 14,867,958 shares of the Company's Common Stock outstanding.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JULY 31, 1997 COMPARED WITH FISCAL YEAR ENDED JULY 31, 1996

REVENUES
Casino consulting fees for the year ended July 31, 1997 ("Fiscal 1997") decreased 6.1% to $9,050,000 from the $9,641,000 recorded for the year ended July 31, 1996 ("Fiscal 1996"), and were derived from the consulting agreement the Company has with the Table Mountain Band of Indians (the "Tribe") for providing consulting services to the Table Mountain Casino & Bingo (the "Table Mountain Casino"), which is located near Fresno, California.

On February 1, 1996, the Company signed a new consulting agreement with the Tribe. The agreement has a duration of 27 months and provides that the Company will receive a base monthly consulting fee of $90,000, plus an additional $90,000 for each increment of $500,000, or portion thereof, of casino net income in excess of the first $1.5 million of net income from casino operations. Additionally, effective February 1, 1996, the Company and the Tribe signed a termination agreement of the March 1993 agreement under which a monthly payment of $350,000 will be paid to the Company for a term of 48 months, subject to certain operating thresholds of the Casino.

The consulting agreement in effect prior to February 1, 1996 provided for consulting fees equal to 35% of the Table Mountain Casino's net income before consulting fees. Also, for the period from June 19, 1995 to February 1, 1996, the Company paid a concession to the Tribe equal to seven percent (7%) of the net income, before consulting fees, of the Casino. During the period from August 1, 1995 through January 31, 1996 (the end of the concession period), the concession totaled $1,276,000. Consulting fee revenue is reported net of the concession to the Tribe.

In June 1997, the consulting agreement was amended, retroactive to May 1, 1997, to provide a revised consulting fee schedule. The revised schedule provides for a base monthly consulting fee of $60,000, plus additional fees of $50,000 to $100,000 for increments of $225,000 to $500,000 or portion thereof, of monthly casino net income in excess of the first $1.5 million of net income from casino operations. The contract ends May 1998.

The Company will also continue to receive a monthly payment of $350,000, as previously discussed, in accordance with the terms of the termination agreement signed February 1, 1996. These payments will continue through January 2000.

      Under the revised consulting fee structure, assuming operations for the nine month period ending April 30, 1998 (the end of the contract period) are at the same level as in the nine month period ended April 30, 1997, projected consulting fee revenues for the Company in the 1998 period would be $410,000 lower than in the 1997 period.

COSTS AND EXPENSES
Casino consulting expenses for Fiscal 1997 decreased to $1,597,000 from $2,183,000 for Fiscal 1996. This decrease of 26.8% is comprised of a reduction in legal expenses and fees paid to consultants working for the Company. In Fiscal 1996, the Company wrote off an option to invest in a company seeking to build a cardroom in a California community. Also, in Fiscal 1996, the Company incurred substantial legal costs related to the settlement of a National Indian Gaming Commission action against the Company.

General and administrative expenses for Fiscal 1997 increased by $277,000 or 32.4% over Fiscal 1996. The increase resulted mainly from increases in: allocated administrative salaries; legal costs related to prospective business investment opportunities; investor relations and office rental costs.

Amortization and depreciation was $144,000 and $111,000 for Fiscal 1997 and 1996, respectively. Amortization is comprised of consulting agreement acquisition costs, which are being amortized over the term of the Table Mountain Casino agreement.

Minority interest in net income of a consolidated subsidiary, G & L Acquisition Corp., which was incorporated in Fiscal 1997, totaled $20,000.

OTHER OPERATIONAL ITEMS
Interest income, represented principally by interest on time deposits with financial institutions, totaled $769,000 and $602,000 in Fiscal, 1997 and 1996, respectively.

During Fiscal 1997, the Company sold land held for investment or development and recorded a gain of approximately $182,000.

During Fiscal 1996, the Company charged operations for a $500,000 civil fine assessed by the National Indian Gaming Commission.

The Company recorded provisions of $417,000 and $463,000 for State of California income taxes for Fiscal 1997 and 1996, respectively. Provisions of $2,218,000 and $1,960,000 were recorded for federal income taxes currently payable for Fiscal 1997 and 1996, respectively. Deferred federal income tax expense of $374,000 was recorded for Fiscal 1996.

Net income for Fiscal 1997 was $4,468,000 or $0.28 per common share and common share equivalent compared to $3,796,000 or $0.23 per common share and common share equivalent for Fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES AS OF JULY 31, 1997

At July 31, 1997, the Company had consolidated working capital of $13,247,000, as compared with working capital of $12,667,000 at July 31, 1996. The change resulted principally from a combination of increases of cash ($10,000), refundable income taxes ($368,000) prepaid expenses ($23,000) and accounts payable ($5,000) and decreases of consulting fee and other receivables ($11,000) and accrued expenses ($195,000).

During Fiscal 1997, investing activities used $3,649,000 as compared to $156,000 used by investing activities in Fiscal 1996. The cash used in investing activities in Fiscal 1997 was to acquire the land for construction and development of a funeral home and cemetery ($3,603,000) and additional office furniture and equipment and leasehold improvements ($46,000).

Financing activities in Fiscal 1997 were comprised of the assumption and repayment of a mortgage payable and other borrowings ($2,073,000), proceeds from and repayment of short-term borrowing ($400,000), the proceeds from the exercise of 500,000 options to purchase common shares of the Company ($125,000) and the issuance of common stock of a consolidated subsidiary, G & L Acquisition Corp., ($2,513,000, net of the Company's investment in the subsidiary). At July 31, 1997, restricted cash of $2,684,000 was available for the use of G & L Acquisition Corp. The proceeds derived from the sale of common stock of G & L Acquisition Corp. ("G & L") can only be used for the establishment or acquisition of specified gaming or leisure business opportunities. In the event, G & L does not affect the establishment or acquisition of one of these opportunities, the remaining net proceeds from the offering will be returned to the investors in the private placement.

The Company signed amendments to the Table Mountain Casino consulting agreement in June 1997 and October 1997. The October 1997 amendment extends the consulting period to June 30, 2000. The amendments change the consulting fee structure beginning in May 1998. The October 1997 amendment also requires the Company to lend up to $4,000,000 to the Table Mountain Tribe, if certain conditions are met. If the loan is made, it will be repaid over the remaining period of the consulting agreement.

In May 1997, the company purchased approximately 40 acres of land in North Las Vegas, Nevada for approximately $3,500,000. The Company intends to begin development of the property as a funeral home and cemetery in the year ending July 31, 1998. The estimated cost to complete the project is approximately $6,000,000. In connection with the project, the Company has obtained a $4,000,000 loan commitment from a bank to provide up to $4,000,000 for the temporary and permanent financing of the construction and development of the project. Interest on the construction loan will be charged at 1% above the prime rate on funds drawn on the loan. Upon completion of the project, the financial institution has committed to provide a seven year permanent loan with interest at 3% above an interest rate index, which is based on United States Treasury Securities rates. Additional funds required to construct and develop the project will be provided from cash on hand, operations, additional financing or a combination of all three sources. Funds required for the property's operations, after completion of construction, initially will be provided by the Company's working capital, which is generated by other sources. Ultimately, management anticipates that the property will generate sufficient cash flow to maintain its operations independently.

The Company and its joint venture partner, the Table Mountain Tribe, are obligated under a contract with the United Auburn Indian Community ("Auburn Tribe") to fund the acquisition of land for a casino, predevelopment costs and tribal needs. The amount of the obligation will depend on the site selected for the project. At July 31, 1997, the Auburn Tribe held options to acquire land at a purchase price of approximately $3,000,000. The joint venture is obligated to fund this acquisition if it occurs. The acquisition of the land is subject to the consent of the Secretary of the Interior, and the placing of the land into trust for the Auburn Tribe by the Bureau of Indian Affairs. In the event, these options are exercised, the Company will utilize its working capital to contribute to the joint venture, which will in turn contribute to the Auburn Tribe funds to enable the tribe to acquire the land.

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

At July 31, 1997, the Company had revolving lines of credit totaling $2,000,000 with two banks. One line for $1,000,000 expires in December 1997 and bears interest at 2.5% above a reference prime rate (8.5% at July 31, 1997). Certificates of deposit totaling $500,000 collateralize the line. The other $1,000,000 line of credit is unsecured, expires in November 1997 and bears interest at 1% above an indexed prime (8.5% at July 31, 1997). At July 31, 1997, no funds were outstanding on the lines of credit.

In February 1997, the U.S. Attorneys' offices in California issued letters to the Indian Tribes in California ("Tribes") which operate casinos using electronic gaming devices. The letters, in essence, gave the Tribes until May 1, 1997 to reach a settlement with the State of California over the types of games to be included in a compact or unplug the machines in their casinos.

The Table Mountain Tribe entered into an agreement with the U.S. Attorney for the Eastern District of California in which the Tribe agreed to abide by the deadline and the U.S. Attorney agreed to consider extensions of the deadline if the Tribes showed "good faith". On April 29, 1997, and again on July 3, 1997, the deadline was extended until September 30, 1997. On September 30, 1997, The U.S. Attorney for the Eastern District announced that the office will defer enforcement action against tribes currently engaged in uncompacted gaming pending (i) the completion of the ongoing compact negotiations between the Pala Band of Mission Indians and the State of California and (ii) the establishment of a framework for future negotiations between the state of California and other California Tribes, including those that presently are engaged in gaming.

Negotiations for a model tribal-state compact between the State of California and the California Tribes are continuing and the parties are optimistic an agreement will be reached in the year ending July 31, 1998.

Should the U.S. Attorneys' offices enforce compliance with their letters or should the State of California be successful in its legal actions, it could have an adverse effect on the Company's business, because decreases in the Table Mountain Casino's net income before consulting fees would decrease the

Company's consulting fee revenues. The Company plans to diversify its business operations and is seeking other opportunities to provide a means of obtaining other sources of revenue.

Recently issued accounting standards may affect the Company's Financial Statements in the future. See the Notes to Consolidated Financial Statements in
Item 7 of this report.

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

Name                  Age               Position
----                  ---               --------

Ronald J. Tassinari   54      President and Director

Audrey K. Tassinari   59      Executive Vice President and Director

Roy K. Keefer         53      Chief Financial Officer,
                              Secretary/Treasurer and Director

Jeanne Hood           70      Director


      Directors are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors subject to any contracts of employment. The Board of Directors has an Audit Committee and a Compensation Committee. Both committees were comprised of Jeanne Hood and Douglas Sanderson until Mr. Sanderson's resignation from the Board of Directors, effective April 30, 1997. The Board of Directors does not have a nominating committee. See "Item
10. Executive Compensation."

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

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the period from August 1, 1996 through July 31, 1997, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

Item 10.  Executive Compensation

Summary Compensation Table

      The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the last three fiscal years by the Company's Chief Executive Officer and all other executive officers whose total compensation exceeded $100,000 in those years.

                                                    Annual Compensation                      Long-Term Compensation
                                         --------------------------------------------       -------------------------
                                                                                                     Awards
                                                                                           -------------------------------
Name and                                                               Other Annual     Restricted            Securities
Principal Position         Year          Salary($)         Bonus($)    Compensation($) Stock Award(s)($)  Underlying Options(#)
------------------         ----          ---------         --------    --------------- -----------------  --------------------

Ronald J.                  1997          $417,988         $230,000       $70,281(1)          -0-             400,000(2)(6)
 Tassinari,                1996          $375,695         $270,000       $58,905(1)          -0-             400,000(3)(6)
Chief Executive            1995          $245,425(4)      $135,000       $40,517(1)          -0-             764,000(5)(6)
Officer and
President

Audrey K.                  1997          $153,621         $110,000       $55,840(1)          -0-             250,000(3)(6)
 Tassinari,                1996          $132,887         $130,000       $42,392(1)          -0-             250,000(2)(6)
Executive                  1995          $100,440(4)      $ 82,500       $40,869(1)          -0-             382,000(7)(6)
Vice President

Roy K. Keefer              1997          $127,768         $ 25,500       $46,599(1)          -0-             150,000(8)(6)
Chief Financial            1996          $124,393         $ 60,000       $47,029(1)          -0-             150,000(8)(6)
Officer                    1995          $112,751         $ 40,000       $32,290(1)          -0-             407,000(9)(6)

------------------------------------


(1) This amount includes, but is not limited to: directors fees; disability, life and medical insurance premiums; automobile payments and pension plan payments.

(2) Represents options which were granted in October 1995 at an exercise price of $1.75 per share, canceled and re-granted in October 1996 at $1.375 per share.

(3) Represents options which were granted in October 1995 at an exercise price of $1.75 per share, canceled and re-granted in October 1996 at $1.375 per share.

(4) This amount does not include $12,500 in Casino Board of Directors fees paid to this person in Fiscal 1995.

(5) Includes options to purchase 500,000 shares which were granted in December 1993 at $1.54 per share, canceled and re-granted in November 1994 at $.76 per share.

(6) The Board re-granted such options at a price closer to the fair market value of the Company's Common Stock in order to provide a better incentive to these officers.

(7) Includes options to purchase 250,000 shares which were granted in December 1993 at $1.54 per share, canceled and re-granted in November 1994 at $.76 per share.

(8) Represents options which were granted in October 1995 at an exercise price of $1.75 per share, cancelled and regranted in October 1996 at $1.25 per share.

(9) Includes options to purchase 275,000 shares which were granted in December 1993 at $1.40 per share, canceled and re-granted in November 1994 at $.69 per share.


Option Grants in Last Fiscal Year Table

                                      % of Total
                       Shares         Options         Exercise
                       Underlying     Granted to      or Base
                       Options        Employees in    Price       Expiration
Name                   Granted (#)    Fiscal Year     ($/Sh)          Date
----                   -----------    -----------     ------          ----

Ronald J. Tassinari    400,000            50%          $1.38       10/09/01

Audrey K. Tassinari    250,000            31%          $1.38       10/09/01

Roy K. Keefer          150,000            19%          $1.25       10/09/01


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table

                                                                               Value of
                                                     Number of                 Unexercised
                                                     Unexercised               In-The-Money
                     Shares                          Options at                Options at
                     Acquired                        FY-End (#)                FY-End ($)
                     on Exer-       Value            Exercisable/              Exercisable/
Name                 cise (#)       Realized         Unexercisable             Unexercisable(1)
----                 --------       --------         -------------             ----------------

Ronald J. Tassinari   350,000        $87,500         1,226,000/88,000          $225,241/$21,120

Audrey K. Tassinari   150,000        $37,500         688,000/44,000            $253,624/$10,560

Roy K. Keefer               0        $0              563,000/44,000            $136,030/$13,640

------------------------------------


(1) The closing price for the Company's Common Shares on July 31, 1997 was $1.00 per share.

Compensation of Directors



       Directors receive $1,000 for each meeting of the Board of Directors they attend. They are also compensated for expenses incurred in attending the meetings. Certain of the Company's directors have received stock options from the Company. See "Item 11. - Certain Relationships and Related Transactions."

       Employment Agreements

       On July 20, 1995, the Company entered into substantially similar employment agreements with Ronald J. Tassinari, to serve as the Company's Chief Executive Officer and President, Audrey K. Tassinari, to serve as the Company's Vice President, and Roy K. Keefer to serve as the Company's Chief Financial Officer (collectively, the "Employees"). The employment agreements provide for a term which concludes on March 31, 2002. The agreements provide for annual salaries of $400,000, $150,000, and $125,000, respectively, for Mr. Tassinari, Mrs. Tassinari and Mr. Keefer. The agreements further provide that the Employees are entitled to receive minimum annual increases in their salaries every December equal to the greater of (i) the annual increases provided to the Company's other salaried executives or (ii) the increase in the Annual Average All Items Index of the U.S. City Average Consumer Price Index. Under the agreements, the Employees are entitled to receive incentive stock options under the Company's stock option plans, and the Company is required to reimburse Employees for their personal legal and financial consulting expenses, subject to a maximum of three percent of their prior calendar year's base salary. Mr. Tassinari is entitled to a term life insurance policy with a minimum death benefit of $2,000,000, payable to a beneficiary of Mr. Tassinari's designation. Mrs. Tassinari and Mr. Keefer are entitled to policies with $1,500,000 and $1,000,000 minimum death benefits, respectively, payable to beneficiaries of their designation. The Company has agreed to provide the Employees with an automobile allowance or, in lieu thereof, will pay them an equal monthly cash stipend. In the event that the Company requires the Employee to relocate from Las Vegas, Nevada, the Company has agreed to pay their relocation expenses and to provide second mortgages on their new permanent residences of up to $100,000. The employment agreements also provide for indemnification of the Employees in connection with their service to the Company.

       If the employment of any of the Employees is terminated by reason of death, the Company shall pay the balance of the monies due under the agreement to the estate of the deceased Employee. If the employment of any of the Employees is terminated by reason of disability, the Employee shall be entitled to one year of severance pay at full salary and then severance pay at half salary for the remainder of the term. If any of the Employees are terminated without cause, or the Employees terminate their own employment following: (a) a change in control (as defined below); (b) a significant change in the Employee's duties under the agreements; (c) a removal of the Employee from the positions or offices set forth in the agreements; (d) a substantial reduction in compensation, unless all senior executives receive comparable reductions; (e) a breach by the Company of the relocation provisions set forth in the agreements;
(f) the refusal of a successor to the Company to assume the Company's obligations under the agreements; (g) a relocation of the Company's executive offices without the Employee's consent; (h) a failure by the Company to increase the Employee's salary; or (i) the Employee remains employed following a change in control, but then resigns within two years, then the Company shall pay as liquidated damages, or severance pay, or both to the Employee on the fifth day following the termination date, a lump sum equal to the product of (i) an amount equal to the sum of the annual base salary in effect as of the termination date plus any incentive compensation most recently paid or payable to the Employees, multiplied by (ii) two and ninety-nine one hundredths (2.99), (iii) plus any and all accrued salary, accrued vacation pay and accrued bonus in addition to any other consideration due under the agreements. In addition, the agreements provide that in the event that an Employee terminates his or her employment following a change in control, the Company shall make a cash payment on the 91st day after such termination to the Employee in an amount equal to the excess, if any, of (1) the number of options then held by the Employee which have not terminated other than as a result of termination of employment multiplied by the market price of the Company's common stock as of the date of termination, over
(2) the aggregate exercise price for all options then held by the Employee.

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

 Name and Address of                 Amount  and Nature of        Percentage
 Beneficial Owner                    Beneficial Ownership(1)     of Class(2)
 ----------------                    -----------------------     -----------

Ronald J. Tassinari                        2,165,213 (3)            14.6%
6787 West Tropicana, Suite 200
Las Vegas, NV 89103

Audrey K. Tassinari                        1,292,317 (4)             8.7%
6787 West Tropicana, Suite 200
Las Vegas, NV 89103

Roy K. Keefer                                619,000 (5)             4.2%
6787 West Tropicana, Suite 200
Las Vegas, NV 89103

Jeanne Hood                                  150,000 (6)             1.0%
2316 Timberline Way
Las Vegas, NV  89117

Jay H. Brown                               1,183,023 (7)             8.0%
520 South Fourth Street
Las Vegas, NV  89101

All officers and directors                 4,050,564 (8)            27.2%
as a group (4 persons)

------------

(1) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons indicated.

(2)   Based on 14,867,958 shares outstanding as of the date of October 17.

(3) Includes 11,094 shares owned of record by Mr. Tassinari as custodian for his son, 174,966 shares owned by the Tassinari Family Trust, 1,000 shares owned jointly with Audrey K. Tassinari, his wife, and 1,314,000 shares issuable upon exercise of stock options. Such shares exclude the following shares as to which Mr. Tassinari disclaims beneficial ownership: 1,116,361 shares of Common Stock benefically owned by Audrey

      K. Tassinari, Mr. Tassinari's wife. If such excluded shares were included, Mr. Tassinari would be deemed to hold 22% of the Common Stock.

(4) Includes 174,966 shares owned by the Tassinari Family Trust, 1,000 shares owned with Ronald J. Tassinari, her husband, and an aggregate of 732,000 shares issuable upon exercise of stock options. In addition, such shares exclude the following shares as to which Mrs. Tassinari disclaims beneficial ownership: 1,989,247 shares of Common Stock benefically owned by Ronald J. Tassinari, Mrs. Tassinari's husband. If such excluded shares were included, Mrs. Tassinari would be deemed to hold 22% of the Common Stock.

(5)   Includes 607,000 shares underlying incentive stock options.

(6)   Represents options to acquire 150,000 shares.

(7) Includes an aggregate of 66,666 shares of Common Stock and 330,741 Warrants beneficially owned by Mr. Brown's son and 100,616 shares of Common Stock beneficially owned in joint tenancy by Mr. Brown and Mr. Brown's wife.

(8) Includes options to purchase an aggregate of 2,803,000 shares of Common Stock referred to in notes 3, 4, 5 and 6 above.

Item 12.  Certain Relationships and Related Transactions

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

      On August 8, 1996, the Company loaned $130,000 to Ronald J. Tassinari, the Company's President and a Director. Such amount was repaid on October 29, 1996, together with interest of $2,993, which had been accrued at the rate of ten and one-quarters percent (10.25%) per annum.

      See "Item 10. Executive Compensation" for the terms of certain stock options and Employment Agreements between the Company and Ronald J. Tassinari, Audrey K. Tassinari and Roy K. Keefer, each a Director and officer of the Company.

Item 13.  Exhibits, List and Reports on Form 8-K

(a)   Exhibits

     3.1   Articles of Incorporation and By Laws of the Company. (1)

     3.2 Certificate of Amendment to Articles of Incorporation of the Company.(5)

     3.3 Certificate of Amendment to Articles of Incorporation of the Company.(6)

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

     10.14 Amendment to Consultant Agreement, dated June 26, 1997, between the Company and the Tribe (9)


     10.15 Joint Venture Agreement between the Company and the Table Mountain Tribe, dated as of February 1, 1996.(10)

     10.16 Funding and Loan Agreement between the Auburn Tribe and the Table Mountain/ACES Joint Venture, dated February 1, 1996.(10)

     10.17 Lease for the Company's offices dated March 14, 1996, between the Company and Tropicana Trail Limited Partnership.(10)

     11.1 Statement of Computation of Earnings Per Share and Common Share Equivalents Statements.

     21.1  Subsidiaries of the Registrant

     23.1  Consent of Bradshaw, Smith & Co.

     27.1  Financial Data Schedules

     99.1 Order of the United States Department of the Interior, dated February 1, 1996. (7)

--------------------

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

(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1994.

(6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1995.

(7) Incorporated by reference from the Company's Current Report on Form 8-K dated February 1, 1996.

(8) Incorporated by reference from the Company's Current Report on Form 8-K dated October 9, 1996.

(9) Incorporated by reference from the Company's Current Report on Form 8-K dated June 26, 1997.

(10) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended July 31, 1996.


(b)   Reports on Form 8-K.

      None.

                                  SIGNATURES

           Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

Dated: October 27, 1997  AMERICAN VANTAGE COMPANIES



                                 By:  /s/ Ronald J. Tassinari
                                      ---------------------------
                                 Ronald J. Tassinari, President


           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature                Title                         Date
          ---------                -----                         ----



/s/ Ronald J. Tassinari          President and Director         October 27, 1997
---------------------           (Principal Executive Officer)
Ronald J. Tassinari



/s/ Audrey K. Tassinari          Executive Vice                 October 27, 1997
---------------------            President and Director
Audrey K. Tassinari



/s/ Roy K. Keefer                Chief Financial                October 27, 1997
---------------------            Officer, Secretary/
Roy K. Keefer                    Treasurer and Director
                                (Principal Financial and
                                 Accounting Officer)




/s/ Jeanne Hood                  Director                       October 27, 1997
---------------------
Jeanne Hood

                   AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

                       YEARS ENDED JULY 31, 1997 AND 1996

                   AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

                       YEARS ENDED JULY 31, 1997 AND 1996





                                    CONTENTS

                                                                              PAGE
Independent auditors' report                                                    1

Financial statements:
   Consolidated balance sheets                                                  2
   Consolidated statements of income                                            3
   Consolidated statements of changes in shareholders' equity                   4
   Consolidated statements of cash flows                                      5-6
   Notes to consolidated financial statements                                7-23

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
American Vantage Companies


                  We have audited the accompanying consolidated balance sheets of American Vantage Companies and Subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vantage Companies and Subsidiaries as of July 31, 1997 and 1996, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.





Las Vegas, Nevada
October 2, 1997

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JULY 31, 1997 AND 1996




ASSETS                                                                                  1997                 1996
                                                                                  ----------------     ----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                       $    12,588,000      $    12,578,000
  Consulting fee and other receivables                                                    191,000              202,000
  Refundable income taxes                                                                 555,000              187,000
  Deferred tax asset                                                                        2,000                2,000
  Prepaid expenses                                                                         68,000               45,000
                                                                                  ----------------     ----------------
         Total current assets                                                          13,404,000           13,014,000
                                                                                  ----------------     ----------------
PROPERTY AND EQUIPMENT, NET                                                               212,000              214,000
                                                                                  ----------------     ----------------
LAND HELD FOR DEVELOPMENT                                                               3,603,000                   --
                                                                                  ----------------     ----------------
OTHER ASSETS:
  Restricted cash                                                                       2,684,000                   --
  Consulting agreement acquisition costs, net                                             396,000              275,000
  Deposits and other                                                                      273,000              133,000
                                                                                  ----------------     ----------------
                                                                                        3,353,000              408,000
                                                                                  ----------------     ----------------
                                                                                  $    20,572,000      $    13,636,000
                                                                                  ================     ================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                $        56,000      $        51,000
  Accrued expenses                                                                        101,000              296,000
                                                                                  ----------------     ----------------
         Total current liabilities                                                        157,000              347,000
                                                                                  ----------------     ----------------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                              974,000                   --
                                                                                  ----------------     ----------------
COMMITMENTS AND CONTINGENCIES                                                                  --                   --
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par; 30,000,000 shares
     authorized; 14,867,958 and 14,367,958 shares
     issued and outstanding                                                               149,000              144,000
  Preferred stock; $.01 par; 10,000,000 shares
     authorized; shares issued and outstanding - none                                          --                   --
  Capital in excess of par                                                              4,892,000            3,213,000
  Retained earnings                                                                    14,400,000            9,932,000
                                                                                  ----------------     ----------------
                                                                                       19,441,000           13,289,000
                                                                                  ----------------     ----------------
                                                                                  $    20,572,000      $    13,636,000
                                                                                  ================     ================

                 See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED JULY 31, 1997 AND 1996



                                                                                        1997                 1996
                                                                                  ----------------     ----------------
REVENUES:
  Casino consulting fees                                                          $     9,050,000      $     9,641,000
                                                                                  ----------------     ----------------
COSTS AND EXPENSES:
  Casino consulting                                                                     1,597,000            2,183,000
  General and administrative                                                            1,133,000              856,000
  Amortization and depreciation                                                           144,000              111,000
  Minority interest in net income of consolidated subsidiary                               20,000                   --
                                                                                  ----------------     ----------------
                                                                                        2,894,000            3,150,000
                                                                                  ----------------     ----------------
INCOME FROM OPERATIONS                                                                  6,156,000            6,491,000
OTHER INCOME (EXPENSE):
  Other income - interest                                                                 769,000              602,000
  Loss on disposition of fixed assets                                                      (4,000)                  --
  Gain on sale of land held for investment or development                                 182,000                   --
                                                                                  ----------------     ----------------
                                                                                          947,000              602,000
                                                                                  ----------------     ----------------
INCOME BEFORE NIGC CIVIL FINE AND INCOME TAXES                                          7,103,000            7,093,000
NIGC CIVIL FINE                                                                                --              500,000
                                                                                  ----------------     ----------------
INCOME BEFORE INCOME TAXES                                                              7,103,000            6,593,000
                                                                                  ----------------     ----------------
INCOME TAX EXPENSES:
  Current:
     State                                                                                417,000              463,000
     Federal                                                                            2,218,000            1,960,000
  Deferred:
     State                                                                                     --                   --
     Federal                                                                                   --              374,000
                                                                                  ----------------     ----------------
                                                                                        2,635,000            2,797,000
                                                                                  ----------------     ----------------
NET INCOME                                                                        $     4,468,000      $     3,796,000
                                                                                  ================     ================
EARNINGS PER COMMON SHARE AND COMMON
  SHARE EQUIVALENT                                                                $          0.28      $          0.23
                                                                                  ================     ================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                               16,055,000           16,203,000
  AND COMMON SHARE EQUIVALENTS                                                    ================     ================


                 See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

YEARS ENDED JULY 31, 1997 AND 1996




                                                                                            CAPITAL
                                                                                           IN EXCESS             RETAINED
                                                            COMMON STOCK                     OF PAR              EARNINGS
                                                 ------------------------------------     ----------------     ----------------
                                                      SHARES              AMOUNT
                                                 ----------------    ----------------
BALANCE, JULY 31, 1995                                14,367,958     $       144,000      $     3,213,000      $     6,136,000
Net income                                                    --                  --                   --            3,796,000
                                                 ----------------    ----------------     ----------------     ----------------
BALANCE, JULY 31, 1996                                14,367,958             144,000            3,213,000            9,932,000
Issuance of shares                                       500,000               5,000              120,000                   --
Excess of equity in consolidated
  subsidiary over cost                                        --                  --            1,559,000                   --
Net income                                                    --                  --                   --            4,468,000
                                                 ----------------    ----------------     ----------------     ----------------
BALANCE, JULY 31, 1997                                14,867,958     $       149,000      $     4,892,000      $    14,400,000
                                                 ================    ================     ================     ================

                 See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 31, 1997 AND 1996



                                                                                        1997                 1996
                                                                                  ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $     4,468,000      $     3,796,000
                                                                                  ----------------     ----------------
  Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization and depreciation                                                      144,000              111,000
       Deferred income tax benefit                                                             --              374,000
       Minority interest in net income of consolidated
         subsidiary                                                                        20,000                   --
       Changes in other assets and liabilities, net                                      (927,000)            (388,000)
                                                                                  ----------------     ----------------
                                                                                         (763,000)              97,000
                                                                                  ----------------     ----------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                             3,705,000            3,893,000
                                                                                  ----------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of land held for development                                                (3,603,000)                  --
  Purchase of property and equipment                                                      (46,000)            (156,000)
                                                                                  ----------------     ----------------
  NET CASH USED IN INVESTING ACTIVITIES                                                (3,649,000)            (156,000)
                                                                                  ----------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock
     of consolidated subsidiary                                                         2,625,000                   --
  Cash in consolidated subsidiary restricted as to use                                 (2,684,000)                  --
  Investment in consolidated subsidiary                                                  (112,000)                  --
  Proceeds from long-term debt and other borrowings                                     2,073,000                   --
  Repayment of long-term debt and other borrowings                                     (2,073,000)                  --
  Proceeds from issuance of common stock                                                  125,000                   --
                                                                                  ----------------     ----------------
  NET CASH USED IN FINANCING ACTIVITIES                                                   (46,000)                  --
                                                                                  ----------------     ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  10,000            3,737,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           12,578,000            8,841,000
                                                                                  ----------------     ----------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                            $    12,588,000      $    12,578,000
                                                                                  ================     ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for state and federal income taxes                                    $     3,004,000      $     2,646,000
                                                                                  ================     ================

                 See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

YEARS ENDED JULY 31, 1997 AND 1996



                                                                                        1997                 1996
                                                                                  ----------------     ----------------
DETAIL OF CHANGES IN OTHER ASSETS AND LIABILITIES:
  Decrease in consulting fee and other receivables                                $        11,000      $       142,000
  Increase in refundable income taxes                                                    (368,000)            (114,000)
  Increase in consulting agreement acquisition costs                                     (217,000)            (108,000)
  Increase in prepaid expenses                                                            (23,000)              (6,000)
  Increase in deposits and other assets                                                  (140,000)            (118,000)
  Increase (decrease) in accounts payable                                                   5,000              (13,000)
  Increase (decrease) in accrued expenses                                                (195,000)             174,000
  Decrease in income taxes payable                                                             --             (112,000)
  Decrease in payable to Table Mountain Tribe                                                  --             (233,000)
                                                                                  ----------------     ----------------
                                                                                  $      (927,000)     $      (388,000)
                                                                                  ================     ================

                 See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 1997 AND 1996



1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       NATURE OF BUSINESS:

       The Company is currently engaged in providing consulting services to a gaming facility in central California. The Company has acquired 40 acres of land in North Las Vegas, Nevada on which it plans to begin development and construction of a funeral home and cemetery during the year ending July 31, 1998.

       PRINCIPLES OF CONSOLIDATION:

       The consolidated financial statements include the accounts of American
         Vantage Companies (previously American Casino Enterprises, Inc.) and its wholly and majority-owned Subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated.

       CASH AND CASH EQUIVALENTS:

       The Company maintains cash and cash equivalents, investments with original maturities of three months or less, with certain financial institutions. Due to the quality of the financial institutions involved, they present a low level of risk to the Company. The carrying amount of cash and cash equivalents approximates their fair value.

       ALLOWANCES FOR DOUBTFUL ACCOUNTS:

       Consulting fee and other receivables are reported at their fair value and are, in the opinion of management, collectible and no allowances for doubtful accounts were established at July 31, 1997 and 1996.

       PROPERTY, EQUIPMENT AND DEPRECIATION:

       Property and equipment is stated at cost. Depreciation is calculated using accelerated methods over the estimated useful lives of the assets.

       CONSULTING AGREEMENT ACQUISITION COSTS:

       All internal salary and related indirect costs of the Company's consulting agreement acquisition efforts are expensed as incurred. Direct costs are capitalized when the Company has a consulting contract with a federally recognized Indian tribe which is proposing to conduct authorized gaming activities.

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

YEARS ENDED JULY 31, 1997 AND 1996



1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (CONTINUED):

       CONSULTING AGREEMENT ACQUISITION COSTS (CONTINUED):

         Table Mountain Casino & Bingo:

         Consulting agreement acquisition costs are comprised of costs associated with the acquisition of a subsidiary which previously held the consulting agreement with the Table Mountain Casino & Bingo (the "Table Mountain Casino"). They are amortized over the life of the consulting contract with the Table Mountain Band of Indians (the "Table Mountain Tribe"). The amortization period was 84 months for the first 6 months of the year ended July 31, 1996. The amortization period was adjusted to 27 months, the length of the February, 1996 consulting agreement, for periods after February 1, 1996.

         United Auburn Indian Community:

         Certain payments to the United Auburn Indian Community (the "Auburn
           Tribe") are being capitalized and will begin to be amortized, after the casino is operational, over the period of the consulting contract. See Note 3.

       EARNINGS PER SHARE:

       The computation of earnings per share is based on the weighted average number of common shares and common share equivalents outstanding. Stock warrants and options outstanding are considered common stock equivalents. Fully diluted earnings per share are not presented because the effect would be anti-dilutive or the dilutive effect is less than 3%.

       In February, 1997, the Financial Accounting Standards Board issued
         Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, which is effective for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, which will be referred to as basic earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact is expected to result in an increase in primary earnings per share for the years ended July 31, 1997 and 1996 of $.02 and $.03, respectively. The impact of SFAS 128 on the calculation of fully diluted earnings per share for these years is not expected to be material.

       USE OF ESTIMATES:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

YEARS ENDED JULY 31, 1997 AND 1996



1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (CONTINUED):

       FAIR VALUE OF FINANCIAL INSTRUMENTS:

       Cash and cash equivalents, receivables and accounts payable are carried at amounts that approximate their fair values.

2.     PROPERTY AND EQUIPMENT:

       Property and equipment is comprised of:


                                                                         1997         1996
                                                                      ---------     ---------
        Furniture, fixtures and office equipment                       $181,000      $146,000
        Leasehold improvements                                          137,000       130,000
                                                                       --------      --------
                                                                        318,000       276,000
        Less accumulated depreciation                                   106,000        62,000
                                                                       --------      --------
                                                                       $212,000      $214,000
                                                                       ========      ========

3.     INDIAN GAMING OPERATIONS:

       TABLE MOUNTAIN CASINO & BINGO:

       The Company has a consulting agreement with the Table Mountain Tribe for the Table Mountain Casino.

       On February 1, 1996, the Company signed a new consulting agreement with the Table Mountain Tribe for the Table Mountain Casino in Friant, California. The agreement has a duration of 27 months, and provides that the Company would receive a base monthly consulting fee of $90,000, plus an additional $90,000 for each increment of $500,000 or portion thereof, of casino net income in excess of the first $1.5 million of net income from casino operations. Additionally, effective February 1, 1996, the Company and the Tribe signed a termination agreement of the previous agreement. The termination agreement provides that a monthly payment of $350,000 will be paid to the Company for a term of 48 months. If net income from casino operations is below $1,000,000 in any month, the termination agreement provides for deferral of the monthly payment up to 12 months at which time the payment is forgiven.

       The consulting agreement in effect prior to February 1, 1996 provided for consulting fees equal to 35% of the casino's net income before consulting fees. For the period from June 19, 1995 to February 1, 1996, the Company paid a concession to the Tribe equal to 7% of the casino's net income before consulting fees. The concession for the year ended July 31, 1996 totaled $1,276,000. Consulting fee revenue is reported net of the concession to the Tribe.

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

YEARS ENDED JULY 31, 1997 AND 1996



3.     INDIAN GAMING OPERATIONS (CONTINUED):

       TABLE MOUNTAIN CASINO & BINGO (CONTINUED):

       In June 1997, the consulting agreement was amended, retroactive to May 1, 1997, to provide a revised consulting fee schedule. The revised schedule provides for a base monthly consulting fee of $60,000, plus additional fees of $50,000 to $100,000 for increments of $225,000 to $500,000 or portion thereof, of monthly casino net income in excess of the first $1.5 million of net income from casino operations.
         The agreement ends May 1998.

       The Company will also continue to receive a monthly payment of $350,000 in accordance with the terms of the termination agreement signed February 1, 1996. These payments will continue through January, 2000.

       The Company is obligated to make advances to the casino in certain circumstances, mainly for the acquisition of capital assets which cannot be acquired using the casino's operating cash surplus.

       Included in consulting fee and other receivables at July 31, 1997 and 1996 is $-0- and $110,000, respectively, due from the casino.

       Accumulated amortization of consulting agreement acquisition costs totaled $476,000 and $380,000 at July 31, 1997 and 1996, respectively.

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

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

YEARS ENDED JULY 31, 1997 AND 1996



3.     INDIAN GAMING OPERATIONS (CONTINUED):

       UNITED AUBURN INDIAN COMMUNITY (CONTINUED):

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

       The joint venture is committed to provide the Auburn Tribe capital for land acquisition, pre-development costs, and tribal needs. The Auburn Tribe is in the process of acquiring land for the casino. After its acquisition, subject to the consent of the Secretary of the Interior, the land will be placed into trust by the Bureau of Indian Affairs, a process which will take an undetermined amount of time. At the time the land is placed into trust, a one-time fee of $125,000 will be paid by the joint venture to the Auburn Tribe. The Auburn Tribe will also receive options to acquire 150,000 shares of American Vantage Companies' common stock at the then-current market price. In the interim, a monthly payment of $22,500 will be made by the joint venture to the Auburn Tribe until the gaming facility is operational. The payments are reported in the accompanying consolidated balance sheets as consulting agreement acquisition costs. At July 31, 1997 and 1996, approximately $324,000 and $108,000, respectively, had been capitalized.

       Amounts advanced to the Auburn Tribe for pre-development costs, land acquisition and related costs, including land option costs, and casino construction costs will begin to be repaid with interest after the casino begins operation. Advances to the Auburn Tribe by the Company at July 31, 1997 and 1996 totaled approximately $263,800 and $113,000, respectively, and are reported as deposits and other in the accompanying consolidated balance sheets.

4.     SHAREHOLDERS' EQUITY:

       PREFERRED STOCK:

       The Board of Directors has the authority to issue the preferred stock, the terms of which (including, without limitation, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences) may be fixed by the Board at its sole discretion. The holders of the Company's common stock will not be entitled to vote upon such matters. No shares of preferred stock of any series are outstanding and the Board of Directors has no present intention to issue any such shares. Shares of preferred stock issued in the future could have conversion rights, which may result in the issuance of additional shares of common stock, which could dilute the interest of the holders of common stock. Such shares could also have voting rights and liquidation preferences which are senior to the rights and preferences of the common stock. Additionally, such shares could have dividend, redemption or other restrictive provisions.

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

YEARS ENDED JULY 31, 1997 AND 1996



4.     SHAREHOLDERS' EQUITY (CONTINUED):

       WARRANTS:

       In July, 1991, the Company sold shares of common stock together with warrants to purchase additional common stock shares. On June 27, 1997, the Board of Directors granted an extension of the exercise period of the remaining 972,222 warrants to July, 1999 and increased the exercise price per share to $.90.

       STOCK OPTION PLANS:

       Prior to 1997, the Company's shareholders approved the creation of an Officers' Stock Option Plan and an Employees' Stock Option Plan. Under the Officers' Stock Option Plan 1,500,000 shares of the Company's common stock are reserved for issuance to Company officers. The Employees' Stock Option Plan provides for 2,500,000 shares of common stock which may be issued to key employees, including officers. In 1997, the Company's shareholders approved the creation of the 1996 Stock Option Plan which reserves an additional 2,500,000 shares of the Company's common stock for issuance to employees, officers and directors of the Company and others who are involved in the continuing development and success of the Company or its subsidiaries. The options, under all plans, are granted at not less than 100% of the market value of the Company's common stock on the date of grant.

       The following is a summary of activity of outstanding stock options under the Officers' Stock Option Plan:


                                                                                OPTIONS OUTSTANDING
                                                                       -------------------------------------
                                                                                                WEIGHTED
                                                                                                AVERAGE
                                                                                                EXERCISE
                                                                            SHARES               PRICE
                                                                       ----------------     ----------------
              Balance, July 31, 1995                                         1,031,266      $          0.47
                                                                       ----------------     ----------------
              Balance, July 31, 1996                                         1,031,266      $          0.47
              Exercised                                                       (500,000)                0.25
                                                                       ----------------     ----------------
              Balance, July 31, 1997                                           531,266      $          0.68
                                                                       ================     ================
              Exercisable, July 31, 1997                                       531,266      $          0.68
                                                                       ================     ================

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

YEARS ENDED JULY 31, 1997 AND 1996



4.     SHAREHOLDERS' EQUITY (CONTINUED):

       STOCK OPTION PLANS (CONTINUED):

       The following is a summary of information about the Officers' Stock
         Option Plan options outstanding at July 31, 1997:


                         OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE
----------------------------------------------------------------------------    ------------------------------------
                                            WEIGHTED
                                            AVERAGE             WEIGHTED                                WEIGHTED
    RANGE OF                               REMAINING            AVERAGE                                 AVERAGE
    EXERCISE             NUMBER           CONTRACTUAL           EXERCISE             NUMBER             EXERCISE
     PRICES           OUTSTANDING         LIFE (YEARS)           PRICE            EXERCISABLE            PRICE
----------------    ----------------    ----------------    ----------------    ----------------    ----------------
$     0.58-0.76     531,266                         2.7     $          0.68             531,266     $          0.68
================    ================    ================    ================    ================    ================

       Activity of the Employees' Stock Option Plan is summarized as follows:


                                                                                OPTIONS OUTSTANDING
                                                                       -------------------------------------
                                                                                                WEIGHTED
                                                                                                AVERAGE
                                                                                                EXERCISE
                                                                            SHARES               PRICE
                                                                       ----------------     ----------------
                Balance, July 31, 1995                                       1,508,734      $          0.72
                Granted                                                        800,000                 1.75
                Canceled                                                      (100,000)                0.69
                                                                       ----------------     ----------------
                Balance, July 31, 1996                                       2,208,734                 1.10
                Granted                                                        800,000                 1.36
                Canceled                                                      (820,000)                1.72
                                                                       ----------------     ----------------
                Balance, July 31, 1997                                       2,188,734      $          0.96
                                                                       ================     ================
                Exercisable, July 31, 1997                                   2,012,734      $          0.98
                                                                       ================     ================

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

YEARS ENDED JULY 31, 1997 AND 1996



4.     SHAREHOLDERS' EQUITY (CONTINUED):

       STOCK OPTION PLANS (CONTINUED):

       The following is a summary of information about the Employees' Stock
         Option Plan options outstanding at July 31, 1997:


                         OPTIONS OUTSTANDING                                               OPTIONS EXERCISABLE
----------------------------------------------------------------------------    ------------------------------------
                                            WEIGHTED
                                            AVERAGE             WEIGHTED                                WEIGHTED
    RANGE OF                               REMAINING            AVERAGE                                 AVERAGE
    EXERCISE             NUMBER           CONTRACTUAL           EXERCISE             NUMBER             EXERCISE
     PRICES           OUTSTANDING         LIFE (YEARS)           PRICE            EXERCISABLE            PRICE
----------------    ----------------    ----------------    ----------------    ----------------    ----------------
$     0.53-0.76           1,388,734                 3.3     $          0.73           1,212,734     $          0.73
      1.25-1.38             800,000                 4.0                1.36             800,000                1.36
----------------    ----------------    ----------------    ----------------    ----------------    ----------------
$     0.53-1.38           2,188,734                 3.6     $          0.96           2,012,734     $          0.98
================    ================    ================    ================    ================    ================

       No options were granted under the 1996 Stock Option Plan.

       OTHER OPTIONS GRANTED:

       Other options were granted to outside members of the Board of Directors and to the Table Mountain Tribe. The options were granted at the market value of the Company's common stock at the date of grant. Activity of other options granted is as follows:


                                                                                OPTIONS OUTSTANDING
                                                                       -------------------------------------
                                                                                                WEIGHTED
                                                                                                AVERAGE
                                                                                                EXERCISE
                                                                            SHARES               PRICE
                                                                       ----------------     ----------------
                Balance, July 31, 1995                                         250,000      $          0.60
                Granted                                                        165,000                 1.75
                                                                       ----------------     ----------------
                Balance, July 31, 1996                                         415,000                 1.06
                Granted                                                        115,000                 1.25
                Canceled                                                      (127,500)                1.63
                                                                       ----------------     ----------------
                Balance, July 31, 1997                                         402,500      $          0.93
                                                                       ================     ================
                Exercisable, July 31, 1997                                     392,500      $          0.94
                                                                       ================     ================

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

YEARS ENDED JULY 31, 1997 AND 1996



4.     SHAREHOLDERS' EQUITY (CONTINUED):

       OTHER OPTIONS GRANTED (CONTINUED):

       The following is a summary of information about other options outstanding at July 31, 1997:


                         OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE
----------------------------------------------------------------------------    ------------------------------------
                                            WEIGHTED
                                            AVERAGE             WEIGHTED                                WEIGHTED
    RANGE OF                               REMAINING            AVERAGE                                 AVERAGE
    EXERCISE             NUMBER           CONTRACTUAL           EXERCISE             NUMBER             EXERCISE
     PRICES           OUTSTANDING         LIFE (YEARS)           PRICE            EXERCISABLE            PRICE
----------------    ----------------    ----------------    ----------------    ----------------    ----------------
$     0.53-0.69             237,500                 1.6     $          0.61             227,500     $          0.61
           1.25             115,000                 4.0                1.25             115,000                1.25
           1.75              50,000                 3.0                1.75              50,000                1.75
----------------    ----------------    ----------------    ----------------    ----------------    ----------------
$     0.53-1.75             402,500                 2.5     $          0.93             392,500     $          0.94
================    ================    ================    ================    ================    ================

       The Financial Accounting Standards Board issued Statement of Financial
         Accounting Standards No. 123 - Accounting for Stock-Based Compensation ("SFAS 123"), which provides that companies may elect to account for employee stock options using a fair value-based method or continue to apply the intrinsic value-based method prescribed by Accounting Principals Board Opinion No. 25 ("APB 25").

       Under the fair value-based method prescribed by SFAS 123, all employee stock option grants are considered compensatory. Compensation cost is measured at the date of grant based on the estimated fair value of the options determined using an option pricing model. The model takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the stock, expected dividends on the stock and the risk-free interest rate over the expected life of the option. Under APB 25, generally only stock options that have intrinsic value at the date of grant are considered compensatory. Intrinsic value represents the excess, if any, of the market price of the stock at the grant date over the exercise price of the options.

       As permitted by SFAS 123, the Company accounts for these plans under APB
         25, under which no compensation cost has been recognized.

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

YEARS ENDED JULY 31, 1997 AND 1996



4.     SHAREHOLDERS' EQUITY (CONTINUED):

       OTHER OPTIONS GRANTED (CONTINUED):

       The following table discloses the Company's proforma net income and net income per share assuming compensation cost for employee stock options and warrants had been determined using the fair value-based method prescribed by SFAS 123.


                                                                             1997                 1996
                                                                       ----------------     ----------------
            Net income:
              As reported                                              $     4,468,000      $     3,796,000
              Proforma                                                       4,454,000            3,085,000
            Earnings per share:
              As reported                                                         0.28                 0.23
              Proforma                                                            0.28                 0.19

       The fair value of each award under the stock option plans is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of the options and warrants with extension of exercise periods:


                                                                           1997                   1996
                                                                    -------------------     ----------------
                                                                      EMPLOYEE STOCK            EMPLOYEE
                                                                       OPTION PLAN,           STOCK OPTION
                                                                       OTHER OPTIONS            PLAN AND
                                                                       AND WARRANTS          OTHER OPTIONS
                                                                    -------------------     ----------------
           Expected stock price volatility                              83.4% and 97.8%                98.9%
           Expected option/warrant lives                                       2 and 5                    5
           Expected dividend yield                                                  --                    --
           Risk-free interest rates                                       6.2% and 6.3%                 5.9%
           Weighted-average fair value of
           warrants/options granted during year                     $    0.56 and 0.94      $           1.34


       Because SFAS 123 is not applicable to options granted prior to January 1, 1995, the compensation cost reflected in the proforma amounts shown above may not be representative of that to be expected in future years.

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

YEARS ENDED JULY 31, 1997 AND 1996



5.     INCOME TAXES:

       The income tax expense for 1997 and 1996 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:


                                                                     1997             %              1996             %
                                                               ----------------     ------     ----------------     -----
       Statutory federal tax rate                              $     2,415,000         34      $     2,242,000        34
       Utilization of net operating losses                                  --         --             (299,000)       (5)
       Change in net deferred tax assets                                    --         --              374,000         6
       State income tax, net of federal benefit                        275,000          4              306,000         5
       Non-deductible NIGC civil fine                                       --         --              170,000         2
       Utilization of capital loss carryforward                        (60,000)        (1)                  --        --
       Other                                                             5,000         --                4,000        --
                                                               ----------------     ------     ----------------     -----
       Effective tax expense                                   $     2,635,000         37      $     2,797,000        42
                                                               ================     ======     ================     =====

6.     SEGMENT INFORMATION:

       Revenues, operating income (loss) (excluding other income and expense and minority interests), identifiable assets, capital expenditures, and depreciation and amortization are as follows:


                                                                                        1997                 1996
                                                                                  ----------------     ----------------
           Revenues:
              Casino consulting                                                   $     9,050,000      $     9,641,000
                                                                                  ================     ================
           Operating income (loss):
              Casino consulting                                                   $     7,358,000      $     7,382,000
              Corporate                                                                (1,182,000)            (891,000)
                                                                                  ----------------     ----------------
                                                                                  $     6,176,000      $     6,491,000
                                                                                  ================     ================
           Identifiable assets:
              Casino consulting                                                   $    15,768,000      $    13,136,000
              Death care                                                                3,603,000                   --
              Corporate                                                                 1,201,000              500,000
                                                                                  ----------------     ----------------
                                                                                  $    20,572,000      $    13,636,000
                                                                                  ================     ================
           Capital expenditures:
              Death care                                                          $     3,603,000      $            --
              Corporate                                                                    46,000              156,000
                                                                                  ----------------     ----------------
                                                                                  $     3,649,000      $       156,000
                                                                                  ================     ================
           Depreciation and amortization:
              Casino consulting                                                   $        95,000      $        76,000
              Corporate                                                                    49,000               35,000
                                                                                  ----------------     ----------------
                                                                                  $       144,000      $       111,000
                                                                                  ================     ================

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

YEARS ENDED JULY 31, 1997 AND 1996



6.     SEGMENT INFORMATION (CONTINUED):

       There were no intersegment sales during 1997 and 1996.

7.     FORMATION OF NEW SUBSIDIARY:

       In September, 1996, the Company formed a new subsidiary, G & L
         Acquisition Corp. ("G & L"). G & L will pursue business opportunities involving the establishment or acquisition of a California card room, a gaming business located on a ship which sails to international waters from home ports in the United States or elsewhere and/or a leisure business ("Target Business"). The Company owns approximately 64% of the outstanding shares of G & L.

       G & L sold additional shares of its common stock through a private placement to "accredited investors" as such term is defined in Regulation D under the Securities Act of 1933. The private placement resulted in the sale of 1,992,000 shares at a price of $1.55 per share. The net proceeds from the sale, after the costs of the offering, totaled approximately $2,625,000. In the event G & L does not affect the acquisition or establishment of a Target Business within 18 months from the closing of the offering, January 21, 1997, the remaining net proceeds from the offering will be returned to the investors in the private placement.

       The Company recorded the excess of its equity in net assets of G & L over the cost as capital in excess of par in the accompanying consolidated financial statements.

       At July 31, 1997, G & L had $2,684,000 of cash and cash equivalents, which is reported as restricted cash in the accompanying consolidated balance sheet and can only be used for the purposes specified previously.

8.     LAND TRANSACTIONS:

       In October, 1996, the Company purchased approximately 162 acres of land in Las Vegas, Nevada. In connection with the purchase, the Company granted an option to the seller of the land to repurchase the land. The option holder exercised the option in February, 1997 and the Company recognized a gain of approximately $182,000.

       In May, 1997, the Company purchased approximately 40 acres of land in North Las Vegas, Nevada for approximately $3,500,000. The Company intends to begin development of the property as a funeral home and cemetery during the year ending July 31, 1998. The estimated additional cost to complete the project is approximately $6,000,000. In connection with the project, the Company obtained a $4,000,000 loan commitment from a bank to provide temporary and permanent financing for the construction and development of the project. Additional funds required to construct and develop the project will be provided from cash on hand, operations, additional financing or a combination of all three sources. See Note 9.

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

YEARS ENDED JULY 31, 1997 AND 1996



9.     COMMITMENTS AND CONTINGENCIES:

       a)  COMMITMENTS:

           1)   Operating leases:

                The Company leases automobiles and office space under operating leases expiring in various years through 2001.

                Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of July 31, 1997 for each of the next five years are:


                           YEAR                                      AMOUNT
                    ------------------                          ----------------
                           1998                                 $       146,000
                           1999                                         153,000
                           2000                                         120,000
                           2001                                          86,000
                           2002                                              --
                                                                ----------------
                                                                $       505,000
                                                                ================

                Lease expense was $163,000 and $79,000 for the years ended July
                  31, 1997 and 1996, respectively.

           2)   Line of credit:

                At July 31, 1997, the Company had revolving lines of credit totaling $2,000,000 with two banks. One line for $1,000,000 expires in December, 1997 and bears interest at 2.5% above a reference prime rate. Certificates of deposit totaling $500,000 collateralize the line. The other $1,000,000 line of credit is unsecured, expires in November, 1997 and bears interest at 1% above an indexed prime rate. At July 31, 1997, no funds were outstanding on the lines of credit.

           3)   Construction loan commitment:

                The Company has a construction loan commitment from a financial institution to provide temporary and permanent financing for up to $4,000,000 of the costs to develop and construct the planned funeral home and cemetery. Interest on the construction loan will be charged at 1% above the prime rate on funds drawn on the loan. Upon completion of the project, the financial institution has committed to provide a seven year permanent loan with interest at 3% above an interest rate index, which is based on United States Treasury Securities rates.

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

YEARS ENDED JULY 31, 1997 AND 1996



9.     COMMITMENTS AND CONTINGENCIES (CONTINUED):

       b)  CONCENTRATIONS OF CREDIT RISK:

           The Company's cash, cash equivalents and restricted cash are on deposit with two financial institutions which are FDIC insured on amounts up to $100,000.

           Virtually all the Company's revenues and related receivables are derived from the consulting agreement with the Table Mountain Casino & Bingo. Generally, these receivables are unsecured.

       c)  LITIGATION:

           AMERICAN VANTAGE COMPANIES:

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

           In the settlement, the NIGC agreed to fully withdraw any and all allegations, charges and claims against the Company. In turn, the Company, without admitting or denying the NIGC allegations, agreed to pay a civil fine of $500,000, and to terminate its 1993 amended agreement with the Table Mountain Tribe. On February 1, 1996, the Company signed a new consulting agreement and also signed a termination agreement of the previous agreement with the Table Mountain Tribe. See Note 3.

           TABLE MOUNTAIN CASINO:

           In 1992, the National Indian Gaming Commission promulgated regulations stating that Indian casinos could not offer certain games, including electronic gaming machines such as the Table Mountain Tribe's video pull tab gaming devices, without state approval under tribal-state compacts. Several tribes sought a compact to engage in full casino gaming, however, the State of California refused to allow certain games.

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

YEARS ENDED JULY 31, 1997 AND 1996



9.     COMMITMENTS AND CONTINGENCIES (CONTINUED):

       c)  LITIGATION (CONTINUED):

           TABLE MOUNTAIN CASINO (CONTINUED):

           In May, 1992, the Tribe and other California Indian tribes filed a lawsuit in Federal Court against the State of California and its Governor over the scope of gaming permissible on Indian land, captioned as Rumsey v. Wilson. In November, 1994 , the U.S. Court of Appeals for the Ninth Circuit held that the games are a proper subject of negotiation only if they are allowed to the California State Lottery in a Tribal State compact, and remanded the case to the District Court for additional fact finding. The remanded issue is whether California law permits the use of video gaming devices. If the California State Lottery is permitted to use video gaming devices, the tribes are entitled to seek arrangements for the use of such devices. If California is not found to permit their use, the tribes would not be so entitled under the Court of Appeals' analysis. The U.S. Court remanded this issue to the District Court.

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

           On October 29, 1996, the Ninth Circuit issued an order finding that the Western Telcon decision had no impact on its earlier opinion in Rumsey. As a result, the Court reissued its opinion of August 11, 1996, which will have the effect of sending the Rumsey case back to the District Court to determine whether the California State Lottery uses electronic devices that constitute "slot machines".

           On December 30, 1996, several Tribal plaintiffs in the Rumsey case filed a petition asking the U. S. Supreme court to review the Ninth Circuit Court decision, which the Supreme Court rejected. In June, 1997, the Supreme Court denied the petition, making final the Ninth Circuit ruling sending the case back to the District Court, where it is now pending.

           In February, 1997, the U. S. Attorneys' offices in California issued letters to the Indian Tribes in California ("Tribes") which operate casinos using electronic gaming devices. The letters, in essence, gave the Tribes until May 1, 1997 to reach a settlement with the State of California over the types of games to be included in a compact or unplug the machines in their casinos.

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

YEARS ENDED JULY 31, 1997 AND 1996



9.     COMMITMENTS AND CONTINGENCIES (CONTINUED):

       c)  LITIGATION (CONTINUED):

           TABLE MOUNTAIN CASINO (CONTINUED):

           The Table Mountain Tribe entered into an agreement with the U. S.
              Attorney for the Eastern District of California in which the Tribe agreed to abide by the deadline and the U. S. Attorney agreed to consider extensions of the deadline if the Tribes showed "good faith". On April 29, 1997, and again on July 3, 1997, the deadline was extended until September 30, 1997. On September 30, 1997, the
              U. S. Attorney for the Eastern District announced that the office will defer enforcement action against tribes currently engaged in uncompacted gaming pending (i) the completion of the ongoing compact negotiations between the Pala Band of Mission Indians and the State of California and (ii) the establishment of a framework for future negotiations between the State of California and other California Tribes, including those that presently are engaged in gaming.

           Negotiations for a model tribal-state compact between the State of California and the California Tribes are continuing and the parties are optimistic an agreement will be reached during the year ending July 31, 1998.

           Should the U. S. Attorneys' offices enforce compliance with their letters or should the State of California be successful in its legal actions, it could have an adverse effect on the Company's business, because decreases in the Table Mountain Casino's net income before consulting fees would decrease the Company's consulting fee revenues.

       d)  EMPLOYMENT AGREEMENTS:

           In July, 1995, the Company entered into employment agreements with certain key executives which expire in 2002. The employment agreements provide for, among other things, annual base compensation, participation in bonus plans and life insurance. The agreements also contain severance provisions which provide for payments to the executives in the event of their termination after a change in control, as defined. The severance provisions provide for a compensation payment equal to 2.99 times the annual salary paid to the executive at the time of the change of control, as well as accelerated payment of accrued bonuses payable to the executives under the Company's compensation policies and an additional payment based on the number of stock options which the key executives have not exercised within three months of their termination of employment. Aggregate annual salaries guaranteed by the agreements are $675,000. At July 31, 1997, the estimated amount that would have been payable as severance compensation under the agreements to these executives based on compensation and stock options was $2,503,000.

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES

YEARS ENDED JULY 31, 1997 AND 1996


10.    RETIREMENT PLAN:

       All of the Company's employees participate in a simplified employee pension plan. Employer contributions to the Plan are made on a discretionary basis and were $93,000 and $115,000 for the years ended July 31, 1997 and 1996, respectively.

                                 EXHIBIT INDEX




                 Exhibit       Description
                 -------       -----------------------------------------

                    11.1 Schedule of Computation of Earnings Per Common Share And Common Share Equivalent

                    21.1       Subsidiaries of the Registrant

                    23.1       Independent Auditors' Consent

                    27.1       Financial Data Schedule