Form 10QSB
period 1997-10-31
AMERICAN VANTAGE COMPANIES
filed 1997-12-15
CIK 315428

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997
                           Commission File No. 0-10061

                           AMERICAN VANTAGE COMPANIES
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

       Yes [X]                                         No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value, 14,867,958 shares at December 10, 1997.

Transitional Small Business Disclosure Format  Yes [ ]  No [X]

                              PART 1
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




      AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
      CONSOLIDATED BALANCE SHEETS
      OCTOBER 31, 1997 AND JULY 31, 1997

                                                                           OCTOBER 31,                      JULY 31,
                                                                               1997                           1997
                                                                 ---------------------------------   -----------------------
                                                                           (UNAUDITED)
                                                                 ---------------------------------

                                        ASSETS
CURRENT ASSETS:
      CASH AND CASH EQUIVALENTS                                                       $13,917,000               $12,588,000
      CONSULTING FEE AND OTHER RECEIVABLES                                                665,000                   191,000
      REFUNDABLE INCOME TAXES                                                                  --                   555,000
      DEFERRED TAX ASSET                                                                    2,000                     2,000
      PREPAID EXPENSES                                                                    111,000                    68,000
                                                                 ---------------------------------   -----------------------

          TOTAL CURRENT ASSETS                                                         14,695,000                13,404,000
                                                                 ---------------------------------   -----------------------


PROPERTY AND EQUIPMENT, NET                                                               202,000                   212,000
                                                                 ---------------------------------   -----------------------

LAND HELD FOR DEVELOPMENT                                                               3,660,000                 3,603,000
                                                                 ---------------------------------   -----------------------

OTHER ASSETS:
      RESTRICTED CASH                                                                   2,698,000                 2,684,000
      CONSULTING AGREEMENT ACQUISITION COSTS, NET                                         435,000                   396,000
      DEPOSITS AND OTHER                                                                  321,000                   273,000
                                                                 ---------------------------------   -----------------------
                                                                                        3,454,000                 3,353,000
                                                                 ---------------------------------   -----------------------

                                                                                      $22,011,000               $20,572,000
                                                                 =================================   =======================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      ACCOUNTS PAYABLE                                                                     $30,000                   $56,000
      INCOME TAXES PAYABLE                                                                 152,000                        --
      ACCRUED EXPENSES                                                                     240,000                   101,000
                                                                  ---------------------------------   -----------------------

          TOTAL CURRENT LIABILITIES                                                        422,000                   157,000
                                                                  ---------------------------------   -----------------------


MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                               981,000                   974,000
                                                                  ---------------------------------   -----------------------


COMMITMENTS                                                                                     --                        --

STOCKHOLDERS' EQUITY:
      COMMON STOCK, $.01 PAR; 30,000,000 SHARES
        AUTHORIZED; 14,867,958
        SHARES ISSUED AND OUTSTANDING                                                      149,000                   149,000
      PREFERRED STOCK, $.01 PAR; 10,000,000 SHARES
        AUTHORIZED; SHARES ISSUED AND OUTSTANDING - NONE                                        --                        --
      CAPITAL IN EXCESS OF PAR                                                           4,892,000                 4,892,000
      RETAINED EARNINGS                                                                 15,567,000                14,400,000
                                                                  ---------------------------------   -----------------------

                                                                                        20,608,000                19,441,000
                                                                  ---------------------------------   -----------------------

                                                                                       $22,011,000               $20,572,000
                                                                  =================================   =======================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                     THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                                            1997                   1996
                                                                                     --------------------   --------------------
                 REVENUES:
                     CASINO CONSULTING FEES                                                   $2,310,000             $2,220,000
                                                                                     --------------------   --------------------

                 COSTS AND EXPENSES:
                     CASINO CONSULTING                                                           356,000                278,000
                     GENERAL AND ADMINISTRATIVE                                                  254,000                299,000
                     AMORTIZATION AND DEPRECIATION                                                35,000                 35,000
                     MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY                    8,000                     --
                                                                                     --------------------   --------------------

                                                                                                 653,000                612,000
                                                                                     --------------------   --------------------

                     INCOME FROM OPERATIONS                                                    1,657,000              1,608,000
                                                                                     --------------------   --------------------

                 OTHER INCOME:
                     OTHER INCOME - INTEREST                                                     224,000                168,000
                     MISCELLANEOUS                                                                 7,000                     --
                                                                                     --------------------   --------------------

                                                                                                 231,000                168,000
                                                                                     --------------------   --------------------

                     INCOME BEFORE INCOME TAXES                                                1,888,000              1,776,000
                                                                                     --------------------   --------------------

                 INCOME TAX BENEFIT (EXPENSE):
                     CURRENT:
                       STATE                                                                    (114,000)              (127,000)
                       FEDERAL                                                                  (607,000)              (601,000)
                     DEFERRED:
                       STATE                                                                          --                  7,000
                       FEDERAL                                                                        --                 37,000
                                                                                     --------------------   --------------------

                                                                                                (721,000)              (684,000)
                                                                                     --------------------   --------------------

                     NET INCOME                                                               $1,167,000             $1,092,000
                                                                                     ====================   ====================

                 EARNINGS PER COMMON SHARE AND
                     COMMON SHARE EQUIVALENT                                                        $0.07                $0.07
                                                                                     ====================   ====================

                 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
                     AND COMMON SHARE EQUIVALENTS                                             15,935,000             16,009,000
                                                                                     ====================   ====================

               AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               YEAR ENDED JULY 31, 1997 AND THREE MONTHS
               ENDED OCTOBER 31, 1997  (UNAUDITED)


                                                      COMMON STOCK
                                      ---------------------------------------------          CAPITAL
                                                                                            IN EXCESS                RETAINED
                                            SHARES                   DOLLARS                 OF PAR                  EARNINGS
                                      --------------------     --------------------    --------------------     --------------------

BALANCE, JULY 31, 1996                         14,367,958                 $144,000              $3,213,000               $9,932,000

ISSUANCE OF SHARES                                500,000                    5,000                 120,000

EXCESS OF EQUITY IN CONSOLIDATED
  SUBSIDIARY OVER COST                                                                           1,559,000

NET INCOME FOR THE YEAR                                                                                                   4,468,000
                                      --------------------     --------------------    --------------------     --------------------

BALANCE, JULY 31, 1997                         14,867,958                  149,000               4,892,000               14,400,000
                                      --------------------     --------------------    --------------------     --------------------

NET INCOME FOR THE PERIOD                                                                                                 1,167,000
                                      --------------------     --------------------    --------------------     --------------------

BALANCE, OCTOBER 31, 1997                      14,867,958                 $149,000              $4,892,000              $15,567,000
                                      ====================     ====================    ====================     ====================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

       AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS
        THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                      (UNAUDITED)



                                                                                 1997                   1996
                                                                         ---------------------   --------------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
        NET INCOME                                                                 $1,167,000             $1,092,000
                                                                         ---------------------   --------------------

        ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
          (USED) BY OPERATING ACTIVITIES:
          AMORTIZATION AND DEPRECIATION                                                35,000                 35,000
          DEFERRED INCOME TAX BENEFIT                                                      --                (44,000)
          WARRANTS ISSUED FOR SERVICES                                                     --                110,000
          MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY                    7,000                 25,000
          CHANGES IN OTHER ASSETS AND LIABILITIES, NET                                193,000                171,000
                                                                         ---------------------   --------------------

                                                                                      235,000                297,000
                                                                         ---------------------   --------------------

          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                          1,402,000              1,389,000
                                                                         ---------------------   --------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
        PURCHASE OF LAND HELD FOR DEVELOPMENT AND RELATED COSTS                       (57,000)            (3,529,000)
        PURCHASE OF PROPERTY AND EQUIPMENT, NET                                        (2,000)               (12,000)
                                                                         ---------------------   --------------------

          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                            (59,000)            (3,541,000)
                                                                         ---------------------   --------------------


    CASH FLOWS FROM FINANCING ACTIVITIES:
        INCREASE IN CASH RESTRICTED AS TO USE                                         (14,000)                    --
        PROCEEDS FROM ISSUANCE OF COMMON STOCK                                             --                125,000
                                                                         ---------------------   --------------------

          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            (14,000)               125,000
                                                                         ---------------------   --------------------

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            1,329,000             (2,027,000)

    CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                              12,588,000             12,578,000
                                                                         ---------------------   --------------------

    CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                   $13,917,000            $10,551,000
                                                                         =====================   ====================

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        CASH PAID FOR STATE AND FEDERAL INCOME TAXES                                  $14,000               $450,000
                                                                         =====================   ====================


    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED OCTOBER 31, 1997
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

As permitted by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of American Vantage Companies and its wholly and majority-owned subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated. For additional disclosures, refer to the Annual Report on Form 10-KSB of the Company for the year ended July 31, 1997.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

Certain amounts in the interim period financial statements for Fiscal 1997 have been reclassified for comparability with the current period presentation.

The computations of earnings per common share and common share equivalents are based on the weighted average number of common shares and common share equivalents outstanding. Stock purchase warrants and options outstanding and exercisable at or below the market price are considered common share equivalents. Fully diluted earnings per share is not presented because the effect would be antidilutive or the dilutive effect is less than three percent.

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, Earnings Per Share, which is effective for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, which will be referred to as basic earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact is expected to result in an increase in primary earnings per share for the three month period ended October 31, 1997 of $0.01 and would have no effect on primary earnings per share for the three month period ended October 31, 1996.

Results of the interim periods are not necessarily indicative of those to be expected for the full year.

NOTE 2 - CONSULTING AGREEMENTS

TABLE MOUNTAIN CASINO & BINGO

The Company has a consulting agreement with the Table Mountain Tribe for the Table Mountain Casino & Bingo.On February 1, 1996, the Company signed a new consulting agreement with the Table Mountain Band of Indians (the "Table Mountain Tribe") for the Table Mountain Casino & Bingo (the "Casino") in Friant, California. The new consulting agreement provided that the Company will receive a base monthly consulting fee of $90,000, plus an additional $90,000 for each increment of $500,000 or portion thereof, of Casino monthly net income in excess of the first $1.5 million of net income from casino operations.

                   AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED OCTOBER 31, 1997
                                   (UNAUDITED)


Additionally, effective February 1, 1996, the Company and the Table Mountain Tribe signed a termination agreement of the March 1993 agreement under which a monthly payment of $350,000 will be paid to the Company through January 2000, subject to meeting certain thresholds.

In June 1997, the consulting agreement was amended, retroactive to May 1, 1997, to provide a revised consulting fee schedule. The revised schedule provided for a base monthly consulting fee of $60,000, plus additional fees of $50,000 to $100,000 for increments of $225,000 to $500,000 or portion thereof, of monthly casino net income in excess of the first $1.5 million of net income from casino operations. A second amendment to the consulting agreement was signed in November 1997. The consulting fee schedule was adjusted, effective February 1, 1998, to provide for a base fee of $50,000 and additional fees of $45,000 to $60,000 for increments of $250,000 to $500,000 or portion thereof, of monthly casino net income in excess of $1.5 million of net income from casino operations. The term of the agreement was extended to June 30, 2000.

The Company will continue to receive a monthly payment of $350,000 in accordance with terms of the termination agreement signed in February 1996. These payments will continue to January 2000.

The Company is obligated, under certain circumstances, to loan the Table Mountain Tribe up to $4,000,000. The loan will be repaid, with interest, over the remaining period of the consulting agreement.


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

The joint venture is committed to advance capital to the Auburn Tribe for land acquisition, pre-development costs, and Tribal needs. Advances will begin to be repaid with interest after the casino begins operations. Advances to the Auburn Tribe by the Company at October 31, 1997 totaled approximately $312,000 and are reported as deposits and other in the accompanying balance sheet.

The Auburn Tribe is in the process of acquiring land for the casino. If and when the Auburn Tribe acquires the land, it will be submitted to the Bureau of Indian Affairs for placement into trust. At the time the land is placed into trust, a one-time fee of $125,000 will be paid by the joint venture to the Auburn Tribe. The Auburn Tribe will also receive options to acquire 150,000 shares of the Company's common stock at the then-current market price. A monthly payment of $22,500 for Tribal needs will be made to the Auburn

                   AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED OCTOBER 31, 1997
                                   (UNAUDITED)


Tribe until the gaming facility is operational. The Company's share of these payments are reported in the accompanying balance sheet as consulting agreement acquisition costs. At October 31, 1997, $387,000 had been capitalized.

NOTE 3 -  CONSULTING AGREEMENT ACQUISITION COSTS

TABLE MOUNTAIN CASINO & BINGO
Consulting agreement acquisition costs are amortized over a 27 month period that will end in May 1998.

UNITED AUBURN INDIAN COMMUNITY
Interim payments to the Auburn Tribe for Tribal needs are being capitalized and will begin to be amortized, after the casino is operational, over the period of the contract.

NOTE 4 - G & L ACQUISTION CORP.

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

The Company recorded the excess of its equity in the assets of G & L over the cost as capital in excess of par in the accompanying financial statements. At October 31, 1997, G & L had $2,698,000 of cash and cash equivalents, which are reported as restricted cash in the accompanying consolidated balance sheet.

NOTE 5 - LITIGATION - TABLE MOUNTAIN CASINO

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

In May 1992, the Tribe and other California Indian tribes filed a lawsuit in Federal Court against the State of California and its Governor over the scope of gaming permissible on Indian land, captioned Rumsey v. Wilson. In November 1994, the U.S. Court of Appeals for the Ninth Circuit held that the games are a proper subject of negotiation in a Tribal State compact only if they are allowed to the California State Lottery and remanded the case to the District Court for additional fact finding. The remanded issue is whether California law permits the use of video gaming devices. If the California State Lottery is permitted

                   AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED OCTOBER 31, 1997
                                   (UNAUDITED)


to use video gaming devices, the tribes are entitled to seek agreements for the use of such devices. If California is not found to permit their use, the tribes would not be so entitled under the Court of Appeals' analysis. The U.S. Court remanded this issue to the District Court.

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

Negotiations for a model tribal-state compact between the State of California and the California Tribes are continuing and the parties are optimistic an agreement will be reached in the year ended July 31, 1998.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED OCTOBER 31, 1997 VERSUS THREE MONTH PERIOD ENDED OCTOBER 31, 1996

REVENUES
Casino consulting fees in the three month period ended October 31, 1997 ("the Fiscal 1998 Period") increased 4.1% to $2,310,000 from $2,220,000 for the three month period ended October 31, 1996 ("the Fiscal 1997 Period"), and were derived from the consulting agreement the Company has with the Table Mountain Band of Indians (the "Tribe") for the operation of the Table Mountain Casino & Bingo (the "Table Mountain Casino"), which is located near Fresno, California.

On February 1, 1996, the Company signed a new consulting agreement with the Table Mountain Band of Indians (the "Table Mountain Tribe") for the Table Mountain Casino & Bingo (the "Casino") in Friant, California. The new agreement provided that the Company will receive a base monthly consulting fee of $90,000, plus an additional $90,000 for each increment of $500,000 or portion thereof, of Casino monthly net income in excess of the first $1.5 million of net income from casino operations. Additionally, effective February 1, 1996, the Company and the Table Mountain Tribe signed a termination agreement of the March 1993 consulting agreement under which a monthly payment of $350,000 will be paid to the Company through January 2000, subject to meeting certain thresholds.

In June 1997, the consulting agreement was amended, retroactive to May 1, 1997, to provide a revised consulting fee schedule. The revised schedule provided for a base monthly consulting fee of $60,000, plus additional fees of $50,000 to $100,000 for increments of $225,000 to $500,000 or portion thereof, of monthly casino net income in excess of the first $1.5 million of net income from casino operations. A second amendment to the consulting agreement was signed in November 1997. The consulting fee schedule was adjusted, effective February 1, 1998, to provide for a base fee of $50,000 and additional fees of $45,000 to $60,000 for increments of $250,000 to $500,000 or portion thereof, of monthly casino net income in excess of $1.5 million of net income from casino operations. The term of the agreement was extended to June 30, 2000.

As a result of the November 1997 amendment of the consulting agreement, consulting fee revenues will be approximately $800,000 lower in Fiscal 1998, if operations of the Casino for the period from February 1, 1998 through July 31, 1998 are at the same level as in the comparable period in Fiscal 1997.

The Company will continue to receive a monthly payment of $350,000 in accordance with terms of the termination agreement signed in February 1996. These payments will continue to January 2000.

COSTS AND EXPENSES
Casino consulting expenses in the three month period ended October 31, 1997, increased to $356,000, up by 28.1%, from $278,000 in the comparable quarter in Fiscal 1997. This is attributed to increased employee compensation costs, consulting and other expenses.

General and administrative expenses in the first quarter of Fiscal 1998 decreased by $45,000 or 15.1% over the comparable quarter of Fiscal 1997. The decrease is attributable mainly to expenses related to the value of stock purchase warrants issued to the Company's investment banker for services rendered

($110,000) in Fiscal 1997, which were not recurring in Fiscal 1998. The warrants were subsequently cancelled in the quarter ended April 30, 1997. The decrease was offset by increases in the first quarter of Fiscal 1998 expenses related to employee compensation, consulting and legal expenses.

Amortization and depreciation was $35,000 in the three month periods ended October 31, 1997 and 1996. Amortization is comprised of consulting agreement acquisition costs related to the Table Mountain Casino consulting agreement.

OTHER OPERATIONAL ITEMS
Interest income, represented principally by interest on time deposits with financial institutions, totaled $224,000 and $168,000 in the three month periods ended October 31, 1997 and 1996, respectively.

The Company recorded provisions of $114,000 and $127,000 for State of California income taxes for the three month periods ended October 31, 1997 and 1996, respectively. Additionally, a deferred state income tax benefit of $7,000 was recorded for the three month period ended October 31, 1996.

Provisions of $607,000 and $601,000 were recorded for Federal income taxes currently payable for the three month periods ended October 31, 1997 and 1996, respectively. A deferred Federal tax benefit of $37,000 was recorded for the three month period ended October 31, 1996.

Net income for the three month period ended October 31, 1997 was $1,167,000 or $0.07 per common share and common share equivalent compared to $1,092,000 or $0.07 per common share and common share equivalent for the three month period ended October 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES AT OCTOBER 31, 1997 AND
THE THREE MONTH PERIOD THEN ENDED
At October 31, 1997, the Company had consolidated working capital of $14,274,000, as compared with working capital of $13,247,000 at July 31, 1997. The change resulted principally from a combination of increases of cash ($1,329,000), consulting fee and other receivables ($474,000), prepaid expenses ($43,000), income taxes payable ($152,000), accrued expenses ($139,000), and decreases of refundable income taxes ($555,000) and accounts payable ($26,000).

During the first three months of Fiscal 1998, the Company used $59,000 in investing activities as compared to $3,541,000 used by investing activities in the first three month period of Fiscal 1997. Cash was used in investing activities in Fiscal 1998 for development costs ($57,000) related to a 40-acre parcel of land acquired for the development of a cemetery and funeral home in North Las Vegas, Nevada. Additionally, $2,000 was spent to acquire additional office furniture and equipment. An unrelated parcel of land was acquired in the first quarter of Fiscal 1997 ($3,529,000). The parcel was subsequently sold during the year ended July 31, 1997 for a profit of $182,000.

Financing activities for the three month period ended October 31, 1997 consisted of an increase in the cash restricted as to use related to proceeds from the issuance of stock in G & L Acquisition Corp. The increase resulted from interest earned on the funds held in escrow.

At October 31, 1997, restricted cash of $2,698,000 was available for the use of G & L Acquisition Corp. The proceeds derived from the sale of common stock of G & L Acquisition Corp. ("G & L") can only be used for the establishment or acquisition of specified gaming or leisure business opportunities. In the event G & L does not affect the establishment or acquisition of one of these opportunities, the remaining net proceeds from the offering will be returned to the investors in the private placement.

Historically, the Company has provided funds for its operations from operating activities, financing from financial institutions and shareholders, and issuance of common stock and it will likely continue to use these sources of liquidity in the future. The Company has always sought and will continue to seek other suitable consulting contracts and/or ownership of casinos and other gaming opportunities on and off Indian land as well as recreational, leisure time and entertainment ventures. Additionally, the Company will continue to pursue any business venture, including those not previously described, which management believes affords an opportunity to increase shareholder value. In the event any of these opportunities come to fruition, management will consider satisfying necessary financing from working capital, borrowing or capital infusion through public or private placement of common stock of the Company or its subsidiaries.

At October 31, 1997, the Company had revolving lines of credit totaling $2,000,000 with two banks. One line for $1,000,000 expires in December 1997 and bears interest at 2.5% above a referenced prime rate (8.5% at October 31, 1997). Certificates of deposit totaling $500,000 collateralize the line. The Company expects to renew this line under similar terms in December 1997. The other $1,000,000 line of credit is unsecured, expired November 30, 1997 and bore interest at 1% above an indexed prime (8.5% at October 31, 1997). The line was renewed in December 1997 with similar features. At October 31, 1997, no funds were outstanding on the lines of credit.

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

Recently issued accounting standards may affect the Company's Financial Statements in the future. See the Notes to Consolidated Financial Statements in this report.

                                     PART II
                                OTHER INFORMATION

Item 1.  See Part I, Note 5 of Notes to Consolidated Financial
                  Statements.

Item 5.  Other Information
                  See Part I, Notes 4 and 5 of Notes to Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits
                                    10.1 Second Amendment to Consultant
                                      Agreement dated November 7, 1997*
                                    11.1 Computation of Earnings Per Share
                                    27.1 Financial Data Schedule

                  (b) No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1997.

--------------------------

* Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 12, 1997.

                 EXHIBIT INDEX



   EXHIBIT                             DESCRIPTION
 ---------------    ----------------------------------------------------
            10.1    SECOND AMENDMENT TO CONSULTANT AGREEMENT DATED
                      NOVEMBER 7, 1997.*

            11.1    SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE
                    AND COMMON SHARE EQUIVALENT

            27.1    FINANCIAL DATA SCHEDULE



 -----------------------------

     *     INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 8-K
           FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON
           NOVEMBER 12, 1997.

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               AMERICAN VANTAGE COMPANIES

Dated:     December 12, 1997      By: /s/ Ronald J. Tassinari
           Las Vegas, Nevada          -----------------------
                                          Ronald J. Tassinari
                                          President
                                          (Principal Executive Officer)

                                  By: /s/ Roy K. Keefer
                                      ------------------------
                                          Roy K. Keefer
                                          (Chief Financial Officer and
                                          Accounting Officer)