Form 10QSB
period 1998-01-31
AMERICAN VANTAGE COMPANIES
filed 1998-03-17
CIK 315428

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           ----------------------------------------------------------

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998
                           Commission File No. 0-10061

                           AMERICAN VANTAGE COMPANIES
         ----------------------------------------------------------------
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

                                       N/A
--------------------------------------------------------------------------------
(Former Name, Former Address & Former Fiscal Year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  X                              No_______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value, 15,145,863 shares at March 12, 1998.

Transitional Small Business Disclosure Format  Yes _______    No  X

                              PART 1
                              FINANCIAL INFORMATION

 Item 1. Financial Statements




   American Vantage Companies and Subsidiaries
   Consolidated Balance Sheets
   January 31, 1998 and July 31, 1997

                                                            January 31,         July 31,
                                                               1998              1997
                                                            -----------       -----------
                                                            (Unaudited)
                                                            -----------
                         ASSETS
Current assets:
   Cash and cash equivalents                                $15,315,000       $12,588,000
   Consulting fee and other receivables                         300,000           191,000
   Refundable income taxes                                      265,000           555,000
   Deferred tax asset                                             2,000             2,000
   Prepaid expenses                                              80,000            68,000
                                                            -----------       -----------
       Total current assets                                  15,962,000        13,404,000
                                                            -----------       -----------

Property and equipment, net                                     193,000           212,000
                                                            -----------       -----------
Land held for development                                     3,705,000         3,603,000
                                                            -----------       -----------
Other assets:
   Restricted cash                                            2,720,000         2,684,000
   Consulting agreement acquisition costs, net                   24,000           396,000
   Deposits and other                                             9,000           273,000
                                                            -----------       -----------
                                                              2,753,000         3,353,000
                                                            -----------       -----------
                                                            $22,613,000       $20,572,000
                                                            ===========       ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $    25,000       $    56,000
   Income taxes payable                                          55,000                --
   Accrued expenses                                             305,000           101,000
                                                            -----------       -----------
       Total current liabilities                                385,000           157,000
                                                            -----------       -----------

Minority interest in consolidated subsidiary                    988,000           974,000
                                                            -----------       -----------


Commitments                                                          --                --

Stockholders' equity:
   Common stock, $.01 par; 30,000,000 shares
     authorized; 15,145,863 and 14,867,958
     shares issued and outstanding                              152,000           149,000
   Preferred stock, $.01 par; 10,000,000 shares
     authorized; shares issued and outstanding - none                --                --
   Capital in excess of par                                   4,970,000         4,892,000
   Retained earnings                                         16,118,000        14,400,000
                                                            -----------       -----------

                                                             21,240,000        19,441,000
                                                            -----------       -----------

                                                            $22,613,000       $20,572,000
                                                            ===========       ===========

See Notes to Consolidated Financial Statements.

   American Vantage Companies and Subsidiaries
   Consolidated Statements of Income
   Three Months Ended January 31, 1998 and 1997
                     (Unaudited)

                                                                       1998               1997
                                                                    -----------       ------------
Revenues:
   Casino consulting fees                                           $ 2,220,000       $  2,220,000
                                                                    -----------       ------------

Costs and expenses:
   Casino consulting                                                    376,000            405,000
   General and administrative                                           294,000            363,000
   Amortization and depreciation                                         36,000             37,000
   Minority interest in net income of consolidated subsidiary             7,000                 --
                                                                    -----------       ------------

                                                                        713,000            805,000
                                                                    -----------       ------------

   Income from operations                                             1,507,000          1,415,000
                                                                    -----------       ------------

Other income (expense):
   Other income - interest                                              234,000            148,000
   Miscellaneous                                                          3,000                 --
                                                                    -----------       ------------

                                                                        237,000            148,000
                                                                    -----------       ------------

   Income before write-off of project costs and
     advances and income taxes                                        1,744,000          1,563,000
                                                                    -----------       ------------

Write-off of project costs and advances                                 861,000                 --
                                                                    -----------       ------------

   Income before income taxes                                           883,000          1,563,000
                                                                    -----------       ------------

Income tax expense (benefit):
   Current:
     State                                                               51,000             14,000
     Federal                                                            281,000            569,000
   Deferred:
     State                                                                   --                 --
     Federal                                                                 --             (3,000)
                                                                    -----------       ------------

                                                                        332,000            580,000
                                                                    -----------       ------------

   Net income                                                       $   551,000       $    983,000
                                                                    ===========       ============

Earnings per common share:
   Basic                                                            $      0.04       $       0.07
                                                                    ===========       ============
   Diluted                                                          $      0.03       $       0.06
                                                                    ===========       ============

Weighted average number of common shares and common share
   equivalents:
   Basic                                                             15,063,000         14,868,000
                                                                    ===========       ============
   Diluted                                                           16,039,000         16,186,000
                                                                    ===========       ============


See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JANUARY 31, 1998 AND 1997
               (UNAUDITED)


                                                  1998           1997
                                               ----------     ----------
REVENUES:
  Casino consulting fees                       $4,630,000     $4,440,000
                                               ----------     ----------
COSTS AND EXPENSES:
  Casino consulting                               733,000        699,000
  General and administrative                      548,000        646,000
  Amortization and depreciation                    71,000         72,000
  Minority interest in net income of
     consolidated subsidiary                       14,000              -
                                               ----------     ----------
                                                1,366,000      1,417,000
                                               ----------     ----------
  Income from operations                        3,164,000      3,023,000
                                               ----------     ----------
OTHER INCOME (EXPENSE):
  Other income - interest                         458,000        318,000
  Miscellaneous                                    10,000         (2,000)
                                               ----------     ----------
                                                  468,000        316,000
                                               ----------     ----------
  Income before write-off of project costs
     and advances and income taxes              3,632,000      3,339,000
                                               ----------     ----------
Write-off of project costs and advances           861,000              -
                                               ----------     ----------
  Income before income taxes                    2,771,000      3,339,000
                                               ----------     ----------
INCOME TAX EXPENSE (BENEFIT):
  Current:
     State                                        165,000        141,000
     Federal                                      888,000      1,170,000
  Deferred:
     State                                              -         (7,000)
     Federal                                            -        (40,000)
                                               ----------     ----------
                                                1,053,000      1,264,000
                                               ----------     ----------
  Net income                                   $1,718,000     $2,075,000
                                               ----------     ----------
Earnings per common share:
  Basic                                             $0.12          $0.14
                                               ==========     ==========
  Diluted                                           $0.11          $0.13
                                               ==========     ==========
Weighted average number of common shares
  and common share equivalents:
  Basic                                        14,966,000     14,868,000
                                               ==========     ==========
  Diluted                                      15,996,000     16,111,000
                                               ==========     ==========


See Notes to Consolidated Financial Statements.
                                  4

   American Vantage Companies and Subsidiaries
   Consolidated Statements of Cash Flows
   Six Months Ended January 31, 1998 and 1997
                    (Unaudited)


                                                                             1998                1997
                                                                         ------------        ------------
Cash flows from operating activities:
   Net income                                                            $  1,718,000        $  2,075,000
                                                                         ------------        ------------

   Adjustments to reconcile net income to net cash provided (used)
     by operating activities:
     Amortization and depreciation                                             47,000              72,000
     Deferred income tax benefit                                                   --             (47,000)
     Warrants issued for services                                                  --             110,000
     Minority interest in net income of consolidated subsidiary                14,000                  --
     Changes in other assets and liabilities, net                           1,009,000            (204,000)
                                                                         ------------        ------------

                                                                            1,070,000             (69,000)
                                                                         ------------        ------------

     Net cash provided (used) by operating activities                       2,788,000           2,006,000
                                                                         ------------        ------------

Cash flows from investing activities:
   Purchase of land held for development and related costs                   (102,000)         (5,202,000)
   Purchase of property and equipment, net                                     (4,000)            (38,000)
                                                                         ------------        ------------

     Net cash provided (used) by investing activities                        (106,000)         (5,240,000)
                                                                         ------------        ------------


Cash flows from financing activities:
   Net proceeds from issuance of common stock
     of consolidated subsidiary                                                    --           2,638,000
   Increase in cash restricted as to use                                      (36,000)                 --
   Investment in consolidated subsidiary                                           --            (112,000)
   Proceeds from long-term debt                                                    --           1,673,000
   Repayment of long-term debt                                                     --              (7,000)
   Proceeds from issuance of common stock                                      81,000             125,000
                                                                         ------------        ------------

     Net cash provided (used) by financing activities                          45,000           4,317,000
                                                                         ------------        ------------

Net increase in cash and cash equivalents                                   2,727,000           1,083,000

Cash and cash equivalents, at beginning of period                          12,588,000          12,578,000
                                                                         ------------        ------------

Cash and cash equivalents, at end of period                              $ 15,315,000        $ 13,661,000
                                                                         ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for state and federal income taxes                          $    706,000        $  1,350,000
                                                                         ============        ============


See Notes to Consolidated Financial Statements.

                           American Vantage Companies and Subsidiaries
                           Consolidated Statements of Stockholders' Equity Year Ended July 31, 1997 and Six Months
                           Ended January 31, 1998  (Unaudited)


                                                       Common stock              Capital
                                                 -------------------------      in excess        Retained
                                                   Shares         Dollars        of par          earnings
                                                 -----------     ---------     -----------     ------------
Balance, July 31, 1996                           14,367,958      $144,000      $3,213,000      $ 9,932,000

Issuance of shares                                  500,000         5,000         120,000

Excess of equity in consolidated
  subsidiary over cost                                                          1,559,000

Net income for the year                                                                          4,468,000
                                                 -----------     ---------     -----------     ------------

Balance, July 31, 1997                           14,867,958       149,000       4,892,000       14,400,000
                                                 -----------     ---------     -----------     ------------

Issuance of shares                                  277,905         3,000          78,000

Net income for the period                                                                        1,718,000
                                                 -----------     ---------     -----------     ------------

Balance, January 31, 1998                        15,145,863      $152,000      $4,970,000      $16,118,000
                                                 ===========     =========     ===========     ============


See Notes to Consolidated Financial Statements.

                   AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JANUARY 31, 1998

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

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, Earnings Per Share, which is effective for periods ending after December 15, 1997. Accordingly, the computations of basic and diluted earnings per share have been computed in accordance with this statement. Prior periods have been adjusted to conform with the provisions of this statement. The computations of basic earnings per common share are based on the weighted average number of common shares outstanding. The computations of diluted earnings per share are based on the weighted average number of common shares and common share equivalents outstanding. Stock purchase warrants and options outstanding and exercisable at or below the market price are considered common share equivalents.

Results of the interim periods are not necessarily indicative of those to be expected for the full year.

NOTE 2 - CONSULTING AGREEMENTS

TABLE MOUNTAIN CASINO & BINGO

The Company has a consulting agreement with the Table Mountain Tribe for the Table Mountain Casino & Bingo. On February 1, 1996, the Company signed a new consulting agreement with the Table Mountain Band of Indians (the "Table Mountain Tribe") for the Table Mountain Casino & Bingo (the "Casino") in Friant, California. The new consulting agreement provided that the Company will receive a base monthly consulting fee of $90,000, plus an additional $90,000 for each increment of $500,000 or portion thereof, of Casino monthly net income in excess of the first $1.5 million of net income from casino operations. Additionally, effective February 1, 1996, the Company and the Table Mountain Tribe signed a termination agreement of the March 1993 agreement under which a monthly payment of $350,000 will be paid to the Company through January 2000, subject to meeting certain thresholds.

                   AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JANUARY 31, 1998

                                   (UNAUDITED)

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

The Company is obligated during the period of the consulting agreement, under certain circumstances, to loan the Table Mountain Tribe up to $4,000,000. If the loan is made, it will be repaid, with interest, over the remaining period of the consulting agreement.


UNITED AUBURN INDIAN COMMUNITY

In February 1996, the Company formed a joint venture with the Table Mountain Tribe to provide consulting services to the United Auburn Indian Community ("the Auburn Tribe"). The purpose of the joint venture was to assist in the development of a casino to be built and owned by the Auburn Tribe near Sacramento, California. The Company has an 80% interest in the joint venture.

During the period from February 1996 through January 1998, the joint venture provided monthly payments of $22,500 to the Auburn Tribe for tribal needs. Also, the joint venture paid for predevelopment costs incurred in the process of acquiring land, which would be placed into trust for the tribe. The land was to be utilized for the casino site and other tribal uses. In March 1998, Company management, believing the project could not be completed in a time frame that was in the best interests of its shareholders, withdrew with its joint venture partner, the Table Mountain Tribe, from the arrangement.

In March 1998, the Joint Venture and the Auburn Tribe signed an agreement providing that under certain circumstances advances of $413,000 would be repaid from the operations of the planned Auburn casino. The Company wrote off its investment in the project and the advances made to the Auburn Tribe in the second quarter of Fiscal 1998. The transaction is reported in the statements of income as write-off of project costs and advances.


NOTE 3 - CONSULTING AGREEMENT ACQUISITION COSTS

Consulting agreement acquisition costs related to the Table Mountain Casino & Bingo contract are amortized over a 27-month period that will end in May 1998.

                   AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JANUARY 31, 1998

                                   (UNAUDITED)


NOTE 4 - G & L ACQUISITION CORP.

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

The Company recorded the excess of its equity in the assets of G & L over the cost as capital in excess of par in the accompanying financial statements. At January 31, 1998, G & L had $2,720,000 of cash and cash equivalents, which are reported as restricted cash in the accompanying consolidated balance sheet.

NOTE 5 - LITIGATION - TABLE MOUNTAIN CASINO

In 1992, the National Indian Gaming Commission promulgated regulations stating that Indian casinos could not offer certain games, including electronic gaming machines, such as the Table Mountain Tribe"s video pull tab gaming devices, without state approval under tribal-state compacts. Several tribes sought a compact to engage in full casino gaming, however, the State of California refused to allow certain games.

In May 1992, the Tribe and other California Indian tribes filed a lawsuit in Federal Court against the State of California and its Governor over the scope of gaming permissible on Indian land, captioned Rumsey v. Wilson. In November 1994, the U.S. Court of Appeals for the Ninth Circuit held that the games are a proper subject of negotiation in a Tribal State compact only if they are allowed to the California State Lottery and remanded the case to the District Court for additional fact finding. The remanded issue is whether California law permits the use of video gaming devices. If the California State Lottery is permitted to use video gaming devices, the tribes are entitled to seek agreements for the use of such devices. If California is not found to permit their use, the tribes would not be so entitled under the Court of Appeals" analysis. The U.S. Court remanded this issue to the District Court.

On August 21, 1995, the Ninth Circuit issued an order requesting further briefing by the parties on the relevance of a state court decision entitled Western Telcon v. California State Lottery. In Western Telcon, the issue was whether the State Lottery could operate banked games and utilize slot machines. On June 24, 1996, the California Supreme Court decided Western Telcon. The court held that the California State Lottery could not "bank" games, but it left open the possibility that certain types of electronic devices could be used to play non-banked games, and cited with approval the Lottery"s use of on-line computers and video terminals as consistent with the State Lottery Act.

                   AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JANUARY 31, 1998

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

The Table Mountain Tribe entered into an agreement with the U.S. Attorney for the Eastern District of California in which the Tribe agreed to abide by the deadline and the U.S. Attorney agreed to consider extensions of the deadline if the Tribes showed "good faith". On April 29, 1997, and again on July 3, 1997, the deadline was extended until September 30, 1997. On September 30, 1997, the U.S. Attorney for the Eastern District announced that the office would defer enforcement action against tribes currently engaged in uncompacted gaming pending (i) the completion of the ongoing compact negotiations between the Pala Band of Mission Indians and the State of California and (ii) the establishment of a framework for future negotiations between the State of California and other California Tribes, including those that presently are engaged in gaming.

Negotiations for a model tribal-state compact between the State of California and the California Tribes are continuing and the parties are optimistic an agreement will be reached in the year ending July 31, 1998. See Note 6 - Subsequent Events - Status of Compacts in California.

Should the U.S. Attorneys' offices enforce compliance with their letters or should the State of California be successful in its legal actions, it could have an adverse effect on the Company's business, because decreases in the Table Mountain Casino's net income before consulting fees would decrease the Company's consulting fee revenues.


NOTE 6 - SUBSEQUENT EVENTS

STATUS OF COMPACTS IN CALIFORNIA

On March 6, 1998, the Governor of California announced the signing of a compact with the Pala Band of Mission Indians to allow legal gaming on tribal lands. The compact will permit card games, bingo and electronic lottery devices in tribal casinos. The Table Mountain Tribe has indicated to the Governor's Office that it is willing to sign a similar compact covering its gaming operations.

                   AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JANUARY 31, 1998

                                   (UNAUDITED)


ACQUISITION OF LAND

In February 1998, the Company acquired 20 acres of undeveloped land in N. Las Vegas, Nevada for $1,375,000. The land is located near the site of the funeral home and cemetery the Company is developing and will be held for future development or sale.

                                     PART 1

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION

MATERIAL CHANGES IN RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 1998 VERSUS SIX MONTHS ENDED JANUARY 31, 1997

REVENUES

Casino consulting fees in the six months ended January 31, 1998 ("Fiscal 1997") increased 2.0% to $4,530,000 from the $4,440,000 recorded in the same period in Fiscal 1997, and were derived from the consulting agreement the Company has with the Table Mountain Band of Indians (the "Tribe") for providing consulting services to the Table Mountain Casino & Bingo (the "Table Mountain Casino"), which is located near Fresno, California.

On February 1, 1996, the Company signed a new consulting agreement with the Table Mountain Tribe for the Table Mountain Casino. The new agreement provided that the Company will receive a base monthly consulting fee of $90,000, plus an additional $90,000 for each increment of $500,000 or portion thereof, of Casino monthly net income in excess of the first $1.5 million of net income from casino operations. Additionally, effective February 1, 1996, the Company and the Table Mountain Tribe signed a termination agreement of the March 1993 consulting agreement under which a monthly payment of $350,000 will be paid to the Company through January 2000, subject to meeting certain thresholds.

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

COSTS AND EXPENSES

Casino consulting expenses in the six months ended January 31, 1998 increased to $733,000, or 4.9%, from $699,000 in the comparable period in Fiscal 1997. This increase is comprised principally of an increase in payroll costs and consulting fees and a reduction in legal expenses.

General and administrative expenses in the six months ended January 31, 1998 decreased by $98,000 or 15.2% from the comparable period of Fiscal 1997. The decrease resulted mainly from reductions in investment banking costs offset by increases in payroll costs and consulting fees.

Amortization and depreciation was $71,000 and $72,000 in the six months ended January 31, 1998 and

1997, respectively. Amortization is comprised of consulting agreement acquisition costs, which are being amortized over the term of the Table Mountain Casino agreement.

OTHER OPERATIONAL ITEMS

Interest income, represented principally by interest on time deposits with financial institutions, totaled $458,000 and $318,000 in the six months ended January 31, 1998 and 1997, respectively.

During the second quarter of Fiscal 1998, the Company charged operations $861,000 for the write-off of its investment in the Auburn project costs and advances related to the Auburn Tribe.

The Company recorded provisions of $165,000 and $141,000 for State of California income taxes for the six months ended January 31, 1998 and 1997, respectively. Additionally, a deferred state income tax benefit of $7,000 was recorded for the six months ended January 31, 1997.

Provisions of $888,000 and $1,170,000 were recorded for Federal income taxes currently payable for the six months ended January 31, 1998 and 1997, respectively. Deferred income tax benefits of $40,000 (federal) and $7,000 (state) were recorded for the six months ended January 31, 1997.

Net income was $1,718,000 and $2,075,000 for the six months ended January 31, 1998 and 1997, respectively.

THREE MONTHS ENDED JANUARY 31, 1998 VERSUS THREE MONTHS ENDED JANUARY 31, 1997

REVENUES

Casino consulting fees from the Table Mountain Casino in the second quarter of Fiscal 1998 were the same as those recorded in the second quarter of Fiscal 1997.

COSTS AND EXPENSES

Casino consulting expenses decreased to $376,000 in the second quarter of Fiscal 1998 from $405,000 in the second quarter of Fiscal 1997. This decrease is comprised principally of a reduction in legal expenses and a minimal reduction in most other expense categories offset by an increase in payroll costs.

General and administrative expenses were $294,000 for the second quarter of Fiscal 1998 and $363,000 for the second quarter of Fiscal 1997. The decrease resulted mainly from lower legal costs and small reductions in most expenses in this classification, except that payroll costs showed an increase for the period.

OTHER OPERATIONAL ITEMS

Interest income increased to $234,000 in the second quarter of Fiscal 1998 from $148,000 in the second quarter of Fiscal 1997. The income is represented by interest earned on the Company"s bank deposits.

During the second quarter of Fiscal 1998, the Company charged operations $861,000 for the write-off of its investment in the Auburn project costs and advances related to the Auburn Tribe.

The Company recorded state income taxes of $51,000 and Federal income taxes of $281,000 for the three months ended January 31, 1998 as compared to state income taxes of $14,000 and Federal income taxes of $569,000 for the same period in Fiscal 1997. A federal income tax benefit of $3,000 was recorded in the second quarter of Fiscal 1997.

Net income for the three months ended January 31, 1998 and 1997 was $551,000 and $983,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES AT JANUARY 31, 1997 AND THE SIX MONTHS THEN
ENDED

At January 31, 1998, the Company had consolidated working capital of $15,577,000, as compared with working capital of $13,247,000 at July 31, 1997. The change resulted principally from a combination of increases of cash ($2,727,000), income taxes payable ($55,000); prepaid expenses ($12,000), accrued expenses ($204,000) and consulting fee and other receivables ($109,000) and reductions in accounts payable ($31,000) and refundable income taxes ($290,000).

During the six months ended January 31, 1998, investing activities used $106,000 as compared to $5,240,000 used by investing activities in the same period in Fiscal 1997. The cash used in investing activities in Fiscal 1998 was to acquire additional office furniture and equipment and for capitalized costs related to the funeral home and cemetery being developed by the Company.

Financing activities in the six months ended January 31, 1998 were comprised of the proceeds from the issuance of common stock ($81,000) and an increase in cash restricted as to use ($36,000). The cash restricted as to use represents a portion of the proceeds from the issuance of stock in G & L Acquisition Corp. The net increase resulted from interest earned on the funds held in escrow.

At January 31, 1998, restricted cash of $2,720,000 was available for the use of G & L Acquisition Corp. The proceeds derived from the sale of common stock of G & L Acquisition Corp. ("G & L") can only be used for the establishment or acquisition of specified gaming or leisure business opportunities. In the event G & L does not affect the establishment or acquisition of one of these opportunities, the remaining net proceeds from the offering will be returned to the investors in the private placement.

The Company signed an amendment to the Table Mountain Casino consulting agreement in November 1997. The amendment extends the consulting period to June 30, 2000. The agreement requires the Company to lend up to $4,000,000 to the Table Mountain Tribe, if certain conditions are met. If the loan is made, it will be repaid over the remaining period of the consulting agreement.

In May 1997, the Company purchased approximately 40 acres of land in N. Las Vegas, Nevada for approximately $3,500,000. The Company is developing the property as a funeral home and cemetery. The estimated cost to complete the project is approximately $6,000,000. In connection with the project, the Company has obtained a $4,000,000 loan commitment from a bank to provide up to $4,000,000 for the temporary and permanent financing of the construction and development of the project. Interest on the construction loan will be charged at 1% above the prime rate on funds drawn on the loan. Upon completion of the project, the bank has committed to provide a seven year permanent loan with interest at 3% above an interest rate index, which is based on United States Treasury Securities rates. Additional funds required to construct and develop the project will be provided from cash on hand, operations, additional financing or a combination of all three sources. Funds required for the property's operations, after completion of construction, initially will be provided by the Company's working capital, which is generated by other sources. Ultimately, management anticipates that the property will generate sufficient cash flow to maintain its operations independently.

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

At January 31, 1998, the Company had revolving lines of credit totaling $2,000,000 with two banks. One line for $1,000,000 expires in December 1998 and bears interest at 2.5% above a reference prime rate. The line is collateralized by certificates of deposit totaling $500,000. The other $1,000,000 line of credit is unsecured, expires in November 1998 and bears interest at 1% above an indexed prime (8.5% at January 31, 1998). At January 31, 1998, no funds were outstanding on the lines of credit.

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

Should the U.S. Attorney's office enforce compliance with their letters or should the State of California be successful in its legal actions, it could have an adverse effect on the Company"s business, because decreases in the Table Mountain Casino's net income before consulting fees would decrease the Company's consulting fees. The Company plans to diversify its business operations and is seeking other opportunities to provide a means of obtaining other sources of revenue.

On March 6, 1998, the Governor of California announced the signing of a compact with the Pala Band of Mission Indians to allow legal gaming on tribal lands. The compact will permit card games, bingo and electronic lottery devices in tribal casinos. The Table Mountain Tribe has indicated to the Governor's Office that it is willing to sign a similar compact covering its gaming operations.

In February 1998, the Company acquired 20 acres of undeveloped land in N. Las Vegas, Nevada for $1,375,000. The land is located near the site of the funeral home and cemetery the Company is developing and will be held for future development or sale.

                                     PART II
                                OTHER INFORMATION

Item 1.     See Part I, Note 5 of Notes to Consolidated Financial
            Statements.

Item 5.     Other Information
            See Part I, Notes 4 and 5 of Notes to Consolidated Financial Statements.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)    Exhibits

                        10.1 Agreement to Terminate Funding and Loan Agreement

                        11.1 Computation of Earnings Per Share

                        27.1 Financial Data Schedule

            (b) A Form 8-K was filed by the Company with the Securities and Exchange Commission on November 12, 1997 reporting the Second Amendment to Consultant Agreement dated November 7,
                  1997.

--------------------------

                                   SIGNATURES



      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    AMERICAN VANTAGE COMPANIES

Dated:  March 16, 1998                          By: /s/ Ronald J. Tassinari
         Las Vegas, Nevada                          ------------------------
                                                Ronald J. Tassinari
                                                President
                                                (Principal Executive Officer)

                                                By: /s/ Roy K. Keefer
                                                    ------------------------
                                                Roy K. Keefer
                                                (Chief Financial Officer and
                                                Accounting Officer)

                                  EXHIBIT INDEX


              EXHIBIT                     DESCRIPTION
            -----------   ------------------------------------------
               10.1       AGREEMENT TO TERMINATE FUNDING AND LOAN AGREEMENT

               11.1       SCHEDULE OF COMPUTATION OF EARNINGS SHARE

               27.1       FINANCIAL DATA SCHEDULE

            ------------------------------