Form 10QSB/A
period 1998-01-31
AMERICAN VANTAGE COMPANIES
filed 1998-03-19
CIK 315428

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A


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
                                                                    ===========       ============


See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JANUARY 31, 1998 AND 1997
               (UNAUDITED)



                                                  1998           1997
                                               ----------     ----------
REVENUES:
  Casino consulting fees                       $4,530,000     $4,440,000
                                               ----------     ----------
COSTS AND EXPENSES:
  Casino consulting                               733,000        699,000
  General and administrative                      548,000        646,000
  Amortization and depreciation                    71,000         72,000
  Minority interest in net income of
     consolidated subsidiary                       14,000              -
                                               ----------     ----------
                                                1,366,000      1,417,000
                                               ----------     ----------
  Income from operations                        3,164,000      3,023,000
                                               ----------     ----------
OTHER INCOME (EXPENSE):
  Other income - interest                         458,000        318,000
  Miscellaneous                                    10,000         (2,000)
                                               ----------     ----------
                                                  468,000        316,000
                                               ----------     ----------
  Income before write-off of project costs
     and advances and income taxes              3,632,000      3,339,000
                                               ----------     ----------
Write-off of project costs and advances           861,000              -
                                               ----------     ----------
  Income before income taxes                    2,771,000      3,339,000
                                               ----------     ----------
INCOME TAX EXPENSE (BENEFIT):
  Current:
     State                                        165,000        141,000
     Federal                                      888,000      1,170,000
  Deferred:
     State                                              -         (7,000)
     Federal                                            -        (40,000)
                                               ----------     ----------
                                                1,053,000      1,264,000
                                               ----------     ----------
  Net income                                   $1,718,000     $2,075,000
                                               ----------     ----------
Earnings per common share:
  Basic                                             $0.12          $0.14
                                               ==========     ==========
  Diluted                                           $0.11          $0.13
                                               ==========     ==========
Weighted average number of common shares
  and common share equivalents:
  Basic                                        14,966,000     14,868,000
                                               ==========     ==========
  Diluted                                      15,996,000     16,111,000
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

Dated:  March 19, 1998                          By: /s/ Ronald J. Tassinari
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