Form 10QSB
period 1998-04-30
AMERICAN VANTAGE COMPANIES
filed 1998-06-12
CIK 315428

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998
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

                  Yes  X                             No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value, 15,109,363 shares at June 10, 1998.

Transitional Small Business Disclosure Format  Yes       No  X

                                     PART 1
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 1998 AND JULY 31, 1997

                                                               APRIL 30,       JULY 31,
                                                                 1998           1997
                                                              -----------    -----------
                                                              (UNAUDITED)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                $14,781,000    $12,588,000
     Consulting fee and other receivables                         162,000        191,000
     Refundable income taxes                                      253,000        555,000
     Deferred tax asset                                             2,000          2,000
     Prepaid expenses                                              63,000         68,000
                                                              -----------    -----------

         Total current assets                                  15,261,000     13,404,000
                                                              -----------    -----------


Property and equipment, net                                       192,000        212,000
                                                              -----------    -----------

Land held for development                                       3,706,000      3,603,000
                                                              -----------    -----------

Land held for investment or development                         1,351,000             --
                                                              -----------    -----------

Other assets:
     Restricted cash                                            2,737,000      2,684,000
     Consulting agreement acquisition costs, net                       --        396,000
     Deposits and other                                             9,000        273,000
                                                              -----------    -----------
                                                                2,746,000      3,353,000
                                                              -----------    -----------

                                                              $23,256,000    $20,572,000
                                                              ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $   226,000    $    56,000
     Income taxes payable                                          32,000             --
     Accrued expenses                                             115,000        101,000
                                                              -----------    -----------

         Total current liabilities                                373,000        157,000
                                                              -----------    -----------


Minority interest in consolidated subsidiary                      996,000        974,000
                                                              -----------    -----------


Commitments                                                            --             --

Stockholders' equity:
     Common stock, $.01 par; 30,000,000 shares
       authorized; 15,114,363 and 14,867,958
       shares issued and outstanding                              152,000        149,000
     Preferred stock, $.01 par; 10,000,000 shares
       authorized; shares issued and outstanding - none                --             --
     Capital in excess of par                                   4,919,000      4,892,000
     Retained earnings                                         16,816,000     14,400,000
                                                              -----------    -----------

                                                               21,887,000     19,441,000
                                                              -----------    -----------

                                                              $23,256,000    $20,572,000
                                                              ===========    ===========

See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED APRIL 30, 1998 AND 1997
           (UNAUDITED)

                                                                      1998            1997
                                                                   -----------    -----------
Revenues:
     Casino consulting fees                                        $ 1,995,000    $ 2,490,000
                                                                   -----------    -----------

Costs and expenses:
     Casino consulting                                                 692,000        588,000
     Death care operations                                               8,000             --
     General and administrative                                        359,000        249,000
     Amortization and depreciation                                      36,000         37,000
     Minority interest in net income of consolidated subsidiary          9,000          9,000
                                                                   -----------    -----------

                                                                     1,104,000        883,000
                                                                   -----------    -----------

     Income from operations                                            891,000      1,607,000
                                                                   -----------    -----------

Other income (expense):
     Interest                                                          247,000        236,000
     Gain on sale of land held for investment or development                --        178,000
     Miscellaneous                                                          --             --
                                                                   -----------    -----------

                                                                       247,000        414,000
                                                                   -----------    -----------

     Income before write-off of project costs and
       advances and income taxes                                     1,138,000      2,021,000
                                                                   -----------    -----------

Write-off of project costs and advances                                     --             --
                                                                   -----------    -----------

     Income before income taxes                                      1,138,000      2,021,000
                                                                   -----------    -----------

Income tax expense:
     Current:
       State                                                            68,000        117,000
       Federal                                                         372,000        695,000
     Deferred:
       State                                                                --          7,000
       Federal                                                              --         40,000
                                                                   -----------    -----------

                                                                       440,000        859,000
                                                                   -----------    -----------

     Net income                                                    $   698,000    $ 1,162,000
                                                                   ===========    ===========

Earnings per common share:
     Basic                                                         $      0.05    $      0.08
                                                                   ===========    ===========
     Diluted                                                       $      0.04    $      0.07
                                                                   ===========    ===========

Weighted average number of common shares
     and common share equivalents:
     Basic                                                          15,133,000     14,868,000
     Stock options and warrants                                        949,000      1,190,000
                                                                   -----------    -----------
     Diluted                                                        16,082,000     16,058,000
                                                                   ===========    ===========

See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED APRIL 30, 1998 AND 1997
           (UNAUDITED)

                                                                       1998           1997
                                                                    -----------    -----------
Revenues:
      Casino consulting fees                                        $ 6,525,000    $ 6,930,000
                                                                    -----------    -----------

Costs and expenses:
      Casino consulting                                               1,425,000      1,287,000
      Death care operations                                               8,000             --
      General and administrative                                        907,000        895,000
      Amortization and depreciation                                     107,000        109,000
      Minority interest in net income of consolidated subsidiary         23,000          9,000
                                                                    -----------    -----------

                                                                      2,470,000      2,300,000
                                                                    -----------    -----------

      Income from operations                                          4,055,000      4,630,000
                                                                    -----------    -----------

Other income (expense):
      Interest                                                          705,000        552,000
      Gain on sale of land held for investment or development                --        178,000
      Miscellaneous                                                      10,000             --
                                                                    -----------    -----------

                                                                        715,000        730,000
                                                                    -----------    -----------

      Income before write-off of project costs and
        advances and income taxes                                     4,770,000      5,360,000
                                                                    -----------    -----------

Write-off of project costs and advances                                 861,000             --
                                                                    -----------    -----------

      Income before income taxes                                      3,909,000      5,360,000
                                                                    -----------    -----------

Income tax expense:
      Current:
        State                                                           233,000        258,000
        Federal                                                       1,260,000      1,865,000
      Deferred:
        State                                                                --             --
        Federal                                                              --             --
                                                                    -----------    -----------

                                                                      1,493,000      2,123,000
                                                                    -----------    -----------

      Net income                                                    $ 2,416,000    $ 3,237,000
                                                                    ===========    ===========

Earnings per common share:
      Basic                                                         $      0.16    $      0.22
                                                                    ===========    ===========
      Diluted                                                       $      0.15    $      0.20
                                                                    ===========    ===========

Weighted average number of common shares
      and common share equivalents:
      Basic                                                          15,021,000     14,868,000
      Stock options and warrants                                      1,055,000      1,132,000
                                                                    -----------    -----------
      Diluted                                                        16,076,000     16,000,000
                                                                    ===========    ===========

See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED APRIL 30, 1998 AND 1997
             (UNAUDITED)



                                                                         1998             1997
                                                                     ------------     ------------
Cash flows from operating activities:
     Net income                                                      $  2,416,000     $  3,237,000
                                                                     ------------     ------------

     Adjustments to reconcile net income to
       Net cash provided (used) by operating activities:
       Amortization and depreciation                                      107,000          109,000
       Minority interest in net income of consolidated subsidiary          23,000            9,000
       Changes in other assets and liabilities, net                     1,140,000         (426,000)
                                                                     ------------     ------------

                                                                        1,270,000         (308,000)
                                                                     ------------     ------------

       Net cash provided (used) by operating activities                 3,686,000        2,929,000
                                                                     ------------     ------------

Cash flows from investing activities:
     Purchase of land held for investment or development               (1,351,000)              --
     Land held for development, related costs                            (103,000)              --
     Purchase of property and equipment, net                              (16,000)         (45,000)
                                                                     ------------     ------------

       Net cash provided (used) by investing activities                (1,470,000)         (45,000)
                                                                     ------------     ------------


Cash flows from financing activities:
     Net proceeds from issuance of common stock
       of consolidated subsidiary                                              --        2,627,000
     Increase in cash restricted as to use                                (53,000)      (2,657,000)
     Investment in consolidated subsidiary                                     --         (112,000)
     Proceeds from long-term debt                                              --        1,673,000
     Repayment of long-term debt                                               --       (1,673,000)
     Repurchase of common stock                                           (51,000)              --
     Proceeds from issuance of common stock                                81,000          125,000
                                                                     ------------     ------------

       Net cash provided (used) by financing activities                   (23,000)         (17,000)
                                                                     ------------     ------------

Net increase in cash and cash equivalents                               2,193,000        2,867,000

Cash and cash equivalents, at beginning of period                      12,588,000       12,578,000
                                                                     ------------     ------------

Cash and cash equivalents, at end of period                          $ 14,781,000     $ 15,445,000
                                                                     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for state and federal income taxes                    $  1,158,000     $  2,050,000
                                                                     ============     ============

See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED JULY 31, 1997 AND NINE MONTHS
ENDED APRIL 30, 1998  (UNAUDITED)




                                           COMMON STOCK               CAPITAL
                                                                     IN EXCESS       RETAINED
                                      SHARES          DOLLARS         OF PAR         EARNINGS
                                    -----------     -----------     -----------    -----------
Balance, July 31, 1996               14,367,958     $   144,000     $ 3,213,000    $ 9,932,000

Issuance of shares                      500,000           5,000         120,000

Excess of equity in consolidated
  subsidiary over cost                                                1,559,000

Net income for the year                                                              4,468,000
                                    -----------     -----------     -----------    -----------
Balance, July 31, 1997               14,867,958         149,000       4,892,000     14,400,000
                                    -----------     -----------     -----------    -----------

Issuance of shares                      277,905           3,000          78,000

Shares repurchased and retired          (31,500)                        (51,000)

Net income for the period                                                            2,416,000
                                    -----------     -----------     -----------    -----------
Balance, April 30, 1998              15,114,363     $   152,000     $ 4,919,000    $16,816,000
                                    ===========     ===========     ===========    ===========

See Notes to Consolidated Financial Statements.

                  AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1998

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

As permitted by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of American Vantage Companies and its wholly and majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. For additional disclosures, refer to the Annual Report on Form 10-KSB of the Company for the year ended July 31, 1997.

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

                  AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1998

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


UNITED AUBURN INDIAN COMMUNITY

In February 1996, the Company formed a joint venture with the Table Mountain Tribe to provide consulting services to the United Auburn Indian Community (the "Auburn Tribe"). The purpose of the joint venture was to assist in the development of a casino to be built and owned by the Auburn Tribe near Sacramento, California. The Company had an 80% interest in the joint venture.

During the period from February 1996 through January 1998, the joint venture provided monthly payments of $22,500 to the Auburn Tribe for tribal needs. Also, the joint venture paid for predevelopment costs incurred in the process of acquiring land, which would be placed into trust for the tribe. The land was to be utilized for the casino site and other tribal uses.

In March 1998, Company management, believing the project could not be completed in a time frame that was in the best interests of its shareholders, withdrew with its joint venture partner, the Table Mountain Tribe, from the arrangement. The joint venture and the Auburn Tribe in March 1998 signed an agreement providing that under certain circumstances advances of $413,000 would be repaid from the operations of the planned Auburn casino. The Company wrote off its investment in the project and the advances made to the Auburn Tribe ($861,000) in the second quarter of Fiscal 1998. The transaction is reported in the consolidated statements of income as write-off of project costs and advances.


NOTE 3 - CONSULTING AGREEMENT ACQUISITION COSTS

Consulting agreement acquisition costs related to the Table Mountain Casino & Bingo contract are amortized over a 27-month period that ended April 1998.

                  AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1998

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

G & L sold additional shares of its common stock through a private placement to "accredited investors" as such term is defined in Regulation D under the Securities Act of 1933. The private placement resulted in the sale of 1,992,000 shares at a price of $1.55 per share. The net proceeds from the sale, after the costs of the offering, totaled approximately $2,625,000. In the event G & L does not effect the acquisition or establishment of a Target Business within 18 months from the closing of the offering, January 21, 1997, the remaining net proceeds from the offering will be returned to the investors in the private placement.

The Company recorded the excess of its equity in the assets of G & L over the cost as capital in excess of par in the accompanying consolidated financial statements. At April 30, 1998 and July 31, 1997, G & L had $2,737,000 and $2,684,000, respectively, of cash and cash equivalents, which are reported as restricted cash in the accompanying consolidated balance sheet.

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

In May 1992, the Tribe and other California Indian tribes filed a lawsuit in Federal Court against the State of California and its Governor over the scope of gaming permissible on Indian land, captioned Rumsey v. Wilson. In November 1994, the U.S. Court of Appeals for the Ninth Circuit held that the games are a proper subject of negotiation in a Tribal State compact only if they are allowed to the California State Lottery and remanded the case to the District Court for additional fact finding. The remanded issue is whether California law permits the State Lottery to operate slot machines. If the California State Lottery is permitted to use slot machines, the tribes are entitled to seek agreements for the use of such devices. If California is not found to permit their use, the tribes would not be so entitled under the Court of Appeals' analysis. The U.S. Court remanded this issue to the District Court.

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

                  AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1998

                                   (UNAUDITED)


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

On March 6, 1998, the Governor of California announced the signing of a compact with the Pala Band of Mission Indians to allow legal gaming on tribal lands. The compact will permit electronic lottery devices in tribal casinos. On March 13, 1998, the Pala Compact was filed with the U.S. Secretary of the Interior (the "Secretary") and, with certain amendments, such compact was approved by the Secretary in April 1998.

Among other things, the Pala Compact limits the total number of electronic lottery based machines to 19,900, which will be divided equally among the approximately 100 federally recognized tribes in California. Although each tribe is allocated only 199 electronic devices, those tribes choosing not to utilize their allocation may license the machines to tribes wishing to accumulate more than the initial per tribe allocation; however, the maximum number of electronic devices that one tribe may operate is 975. Currently, the Table Mountain Casino operates approximately 850 electronic devices.

The Table Mountain Tribe believes the table games operated at the Table Mountain Casino are consistent with those permitted in California's card clubs. The electronic lottery devices provided in the Pala Compact have not yet been commercially produced or tested in an actual casino environment, but the prototypes, that have been developed, appear to be competitive with the devices now being used. Presently, there is no way to confirm whether the electronic lottery devices provided for in the Pala

Compact will produce an income stream consistent with those devices now being played at the Table Mountain Casino. In the event the electronic lottery devices do not produce an income stream consistent with that being experienced at the Table Mountain Casino, the resulting decline in revenue and profits of the Casino may have a materially adverse effect on the consulting fees earned by the Company under its consulting agreement with the Tribe.

For those Tribes which elect to be bound by a form of the Pala Compact, a sixty
(60) day period from such election has been provided, during which non-substantive changes to the compact may be negotiated. Class III games may continue during such negotiations. However, after the compact is signed, such operations must cease unless they are in conformity with those games permitted under the compact. If the electronic lottery based devices described in the Pala Compact are not available commercially, the Tribe may continue to operate existing machines until lottery based devices become available, but in no event longer than six (6) months after the compact becomes effective. Tribes exercising this option may seek a ruling from the State as to whether the electronic machines they operate are Class II or III. While such a ruling is pending, a Tribe may continue to operate its existing games. The compact contains provisions permitting amendment by mutual consent of the State and the Tribe during its effective term. However, traditional slot machines would be prohibited by California law unless future court decisions allow such games.

The Pala Compact also provides that employees of tribal casinos will be offered California workers' compensation, unemployment insurance, disability insurance and guaranteed the right to engage in collective bargaining activities. Patrons of tribal casinos will have the right to require binding arbitration of player disputes. A tribe entering into a compact must carry public liability insurance. The Table Mountain Casino presently offers its employees workers' compensation, unemployment and disability insurance coverage. It also provides public liability insurance coverage.

Local communities, under the Pala Compact, will be given the right to have an advisory vote on whether a Native American facility should be located within a certain area. Although a negative vote will not result in preventing the location of a gaming entity on a reservation, it may prompt negotiations for different conditions in the compact for that area. Additionally, a tribe must make arrangements for mitigation of environmental, police, fire, emergency or other local services.

The Table Mountain Tribe has indicated to the Governor's Office that it is willing to sign a similar compact covering its gaming operations. The Tribe's Indian gaming legal counsel believes the U.S. Attorney will not take any action against the Tribe as long as progress is being made in developing a compact between the Table Mountain Tribe and the State of California.


NOTE 6 - STOCK REPURCHASE PROGRAM

In March 1998 the Board of Directors authorized the expenditure of up to $2,000,000 to repurchase the Company's common stock. No deadline was established for completion of the program. As of April 30, 1998, 31,500 shares of the Company's common stock had been purchased under the program.

                  AMERICAN VANTAGE COMPANIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1998

                                   (UNAUDITED)


NOTE 7 - YEAR 2000 COMPLIANCE

Currently many of the computer systems in use record years in a two-digit format. These computer systems are unable to properly interpret dates beyond the year 1999, which could lead to worldwide business disruptions in the processing of information. The potential costs and uncertainties associated with this problem will depend on many things, including the software, hardware and the industry in which the company operates. This requires companies to coordinate with other entities, with which they electronically interact, including customers and suppliers.

The Company has evaluated its internal operating system and is working with companies with which it transacts business to assess their efforts to comply with the Year 2000 problem and the Company's resulting exposure. At this time, it appears the aggregate cost to the Company relating to the problem will not be material.

The Table Mountain Casino is presently undergoing the same process of evaluating the impact of the Year 2000 problem. Although the financial impact to the Casino, if any, is not known, it is not believed to be material.

                                     PART 1


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MATERIAL CHANGES IN RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 1998 VERSUS NINE MONTHS ENDED APRIL 30, 1997

REVENUES

Casino consulting fees in the nine months ended April 30, 1998 ("Fiscal 1998") decreased 5.8% to $6,525,000 from the $6,930,000 recorded in the same period in Fiscal 1997, and were derived from the consulting agreement the Company has with the Table Mountain Band of Indians (the "Tribe") for providing consulting services to the Table Mountain Casino & Bingo (the "Table Mountain Casino"), which is located near Fresno, California.

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

As a result of the November 1997 amendment of the consulting agreement, consulting fee revenues will be approximately $845,000 lower in Fiscal 1998, if operations of the Casino for the period from February 1, 1998 through July 31, 1998 are at the same level as in the comparable period in Fiscal 1997.

The Company will continue to receive a monthly payment of $350,000 in accordance with terms of the termination agreement signed in February 1996. These payments will continue to January 2000.

COSTS AND EXPENSES

Casino consulting expenses in the nine months ended April 30, 1998 increased to $1,425,000, up 10.7%, from $1,287,000 in the comparable period in Fiscal 1997. This increase is comprised principally of an increase in payroll costs and legal expenses.

General and administrative expenses in the nine months ended April 30, 1998 increased by $12,000 or 1.3% from the comparable period of Fiscal 1997. The increase resulted from increases in payroll costs, consulting fees and loan commitment fees and decreases in insurance and corporate legal costs.

Amortization and depreciation was $107,000 and $109,000 in the nine months ended April 30, 1998 and

1997, respectively. Amortization is comprised of consulting agreement acquisition costs, which were being amortized over a 27-month period, which ended in April 1998.

OTHER OPERATIONAL ITEMS

Interest income from time deposits with financial institutions, totaled $705,000 and $552,000 in the nine months ended April 30, 1998 and 1997, respectively.

During the second quarter of Fiscal 1998, the Company charged operations $861,000 for the write-off of its investment in the Auburn project costs and advances related to the Auburn Tribe.

The Company recorded provisions of $233,000 and $258,000 for State of California income taxes for the nine months ended April 30, 1998 and 1997, respectively.

Provisions of $1,260,000 and $1,865,000 were recorded for Federal income taxes currently payable for the nine months ended April 30, 1998 and 1997, respectively.

Net income was $2,416,000 and $3,237,000 for the nine months ended April 30, 1998 and 1997, respectively.

THREE MONTHS ENDED APRIL 30, 1998 VERSUS THREE MONTHS ENDED APRIL 30, 1997

REVENUES

Casino consulting fees from the Table Mountain Casino in the third quarter of Fiscal 1998 were $495,000 less than in the third quarter of Fiscal 1997. The decrease was a result of the lower consulting fee structure in the amended consulting agreement, which became effective in February 1998.

COSTS AND EXPENSES

Casino consulting expenses increased to $692,000 in the third quarter of Fiscal 1998 from $588,000 in the third quarter of Fiscal 1997. This increase is comprised principally of an increase in legal and consulting expenses partially offset by a reduction in payroll costs.

General and administrative expenses were $359,000 for the third quarter of Fiscal 1998 and $249,000 for the third quarter of Fiscal 1997. Expenses in the third quarter of Fiscal 1997 were lower than normal due to the cancellation of stock options previously granted to an investment banking company and the resulting credit to third quarter expenses. Consulting and loan commitment fee expenses increased in the third quarter of Fiscal 1998.

OTHER OPERATIONAL ITEMS

Interest income increased to $247,000 in the third quarter of Fiscal 1998 from $236,000 in the third quarter of Fiscal 1997. The income is represented by interest earned on the Company's bank deposits.

The Company recorded current state income taxes of $68,000 and current Federal income taxes of $372,000 for the three months ended April 30, 1998 as compared to current state income taxes of $117,000 and current Federal income taxes of $695,000 for the same period in Fiscal 1997. Deferred taxes of $7,000 (state) and $40,000 (Federal) were recorded in the third quarter of 1997.

Net income for the three months ended April 30, 1998 and 1997 was $698,000 and $1,162,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES AT APRIL 30, 1998 AND THE NINE MONTHS THEN ENDED

At April 30, 1998, the Company had consolidated working capital of $14,888,000, as compared with working capital of $13,247,000 at July 31, 1997. The change resulted principally from a combination of increases of cash ($2,193,000), income taxes payable ($32,000); accounts payable ($170,000) and accrued expenses ($14,000) and reductions in consulting fee and other receivables ($29,000), refundable income taxes ($302,000), consulting agreement acquisition costs ($396,000), and deposits and other ($264,000).

During the nine months ended April 30, 1998, investing activities used $1,470,000 as compared to $45,000 used by investing activities in the same period in Fiscal 1997. The cash used in investing activities in Fiscal 1998 was to acquire land held for investment or development, additional office furniture and equipment and for capitalized costs related to the funeral home and cemetery being developed by the Company.

Financing activities in the nine months ended April 30, 1998 were comprised of the proceeds from the issuance of common stock ($81,000) and an increase in cash restricted as to use ($53,000). The cash restricted as to use represents a portion of the proceeds from the issuance of stock in G & L Acquisition Corp. The increase resulted from interest earned on the funds held in escrow. In February 1998, the Company acquired 20 acres of undeveloped land in N. Las Vegas, Nevada for $1,375,000. The land is located near the site of the funeral home and cemetery the Company is developing and will be held for future development or sale.

At April 30, 1998, restricted cash of $2,737,000 was available for the use of G & L Acquisition Corp. The proceeds derived from the sale of common stock of G & L Acquisition Corp. ("G & L") can only be used for the establishment or acquisition of specified gaming or leisure business opportunities. In the event G & L does not effect the establishment or acquisition of one of these opportunities, the remaining net proceeds from the offering will be returned to the investors in the private placement.

The Company signed an amendment to the Table Mountain Casino consulting agreement in November 1997. The amendment extends the consulting period to June 30, 2000. The agreement requires the Company to lend up to $4,000,000 to the Table Mountain Tribe, if certain conditions are met. If the loan is made, it will be repaid over the remaining period of the consulting agreement.

In Fiscal 1997, the Company purchased approximately 40 acres of land in N. Las Vegas, Nevada for approximately $3,500,000. The Company is developing the property as a funeral home and cemetery. The estimated cost to build the project, including the acquisition of the land, ranges from $8,000,000 to $12,000,000. In connection with the project, the Company has obtained a loan commitment from a bank to provide up to $4,000,000 for the temporary and permanent financing of the construction and development of the project. Interest on the construction loan will be charged at 1% above the prime rate on funds drawn on the loan. Upon completion of the project, the bank has committed to provide a seven year permanent loan with interest at 3% above an interest rate index, which is based on United States Treasury Securities rates. Additional funds required to construct and develop the project will be provided from cash on hand, operations, additional financing or a combination of all three sources. Funds required for the property's operations, after completion of construction, initially will be provided by the Company's working capital, which is generated by other sources. Ultimately, management anticipates that the property will generate sufficient cash flow to maintain its operations independently.

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

At April 30, 1998, the Company had revolving lines of credit totaling $2,000,000 with two banks. One line for $1,000,000 expires in December 1998 and bears interest at 2.5% above a reference prime rate. The line is collateralized by certificates of deposit totaling $500,000. The other $1,000,000 line of credit is unsecured, expires in November 1998 and bears interest at 1% above an indexed prime (8.5% at April 30, 1998). At April 30, 1998, no funds were outstanding on the lines of credit.

On March 6, 1998, the Governor of California announced the signing of a compact with the Pala Band of Mission Indians to allow legal gaming on tribal lands. The compact will permit electronic lottery devices in tribal casinos. On March 13, 1998, the Pala Compact was filed with the U.S. Secretary of the Interior (the "Secretary") and, with certain amendments, such compact was approved by the Secretary in April 1998.

Among other things, the Pala Compact limits the total number of electronic lottery based machines to 19,900, which will be divided equally among the approximately 100 federally recognized tribes in California. Although each tribe is allocated only 199 electronic devices, those tribes choosing not to utilize their allocation may license the machines to tribes wishing to accumulate more than the initial per tribe allocation; however, the maximum number of electronic devices that one tribe may operate is 975. Currently, the Table Mountain Casino operates approximately 850 electronic devices.

The Table Mountain Tribe believes the table games operated at the Table Mountain Casino are consistent with those permitted in California's card clubs. The electronic lottery devices provided in the Pala Compact have not yet been commercially produced or tested in an actual casino environment, but the prototypes that have been developed, appear to be competitive with the devices now being used. Presently, there is no way to confirm whether the electronic lottery devices provided for in the Pala Compact will produce an income stream consistent with those devices now being played at the Table Mountain Casino. In the event, the electronic lottery devices do not produce an income stream consistent with that being experienced at the Table Mountain Casino, the resulting decline in revenue and profits of the Casino may have a materially adverse effect on the consulting fees earned by the Company under its consulting agreement with the Tribe.

The Table Mountain Tribe has indicated to the Governor's Office that it is willing to sign a similar compact covering its gaming operations. The Tribe's Indian gaming legal counsel believes the U.S. Attorney will not take action against the Tribe as long as progress is being made in developing a compact between the Table Mountain Tribe and the State of California. See Note 5 - Litigation of Notes to Consolidated Financial Statements.

The Company has evaluated its internal operating system and is working with companies with which it transacts business to assess their efforts to comply with the Year 2000 problem and the Company's resulting exposure. At this time, it appears the aggregate cost to the Company relating to the problem will not be material. The Table Mountain Casino is presently undergoing the same process of evaluating the impact of the Year 2000 problem. Although the financial impact to the Casino, if any, is not known, it is not believed to be material.

The Company historically and currently has derived substantially all of its revenues and income from services provided to the Table Mountain Tribe. The Company is taking steps to diversify its business activities and is seeking other opportunities to provide a means of obtaining other sources of revenues.

Included in this Item 2, and in the Notes to the Consolidated Financial Statements are certain forward-looking statements reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this report is filed, and that may have an effect on the Company's overall performance.

         PART II
         OTHER INFORMATION


Item 1.  See Part I, Note 5 of Notes to Consolidated Financial Statements.

Item 5.  Other Information
            See Part I, Notes 4 and 5 of Notes to Consolidated
            Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 27, 1998, the Company held an annual meeting of shareholders to consider and vote upon (i) a proposal to elect Ronald J. Tassinari and Audrey K. Tassinari as Class A Directors of the Company, and (ii) to ratify the appointment of Bradshaw Smith & Co. as the Company's independent auditors for the year ended July 31, 1998.

         The number of votes cast for, against and to withhold authority to vote for each of the foregoing proposals are set forth below:

         (i)  Proposal to elect Directors:

                                                                                              Withhold
                                                                       For        Against     Authority
                                                                   ------------------------------------
              Ronald J. Tassinari                                  12,887,959          --      521,483
              Audrey K. Tassinari                                  12,887,773          --      521,669

         (ii) To ratify Bradshaw Smith & Co. as the Company's
              independent auditors:                                13,180,093     117,365      112,851

Item 6.  Exhibit

         27.1 Financial Data Schedule

         27.2 Restated Financial Data Schedule - 1997

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AMERICAN VANTAGE COMPANIES

Dated: June 12, 1998                   By: /s/ Ronald J. Tassinari
       Las Vegas, Nevada               Ronald J. Tassinari
                                       President
                                       (Principal Executive Officer)

                                       By:/s/ Roy K. Keefer
                                       Roy K. Keefer
                                       (Chief Financial Officer and Accounting
                                       Officer)