Form 10QSB/A
period 1997-01-31
AMERICAN VANTAGE COMPANIES
filed 1998-07-22
CIK 315428

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

                           AMERICAN VANTAGE COMPANIES.
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

                        AMERICAN CASINO ENTERPRISES, INC.
    (Former name, former address & former fiscal year, if changed since last report)

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




                                          AMERICAN VANTAGE COMPANIES

Dated:            July 20, 1998           By: /s/ Ronald J. Tassinari
                  Las Vegas, Nevada       ---------------------------------
                                                  Ronald J. Tassinari
                                                  President
                                                  (Principal Executive Officer)

                                          By: /s/ Roy K. Keefer
                                              ---------------------------------
                                                  Roy K. Keefer
                                                  (Chief Financial Officer and
                                                  Accounting Officer)