Form 10KSB
period 1998-07-31
AMERICAN VANTAGE COMPANIES
filed 1998-10-28
CIK 315428

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 of 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended July 31, 1998

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ____________ to _____________

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

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X   NO ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $8,565,000.

         The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price of $1.00 for the Company's Common Stock, as reported by NASDAQ for October 8, 1998, was $12,391,213 (assuming for purposes of such calculation that all officers and directors of the Issuer are affiliates).

         The number of shares outstanding of the Registrant's Common Stock at October 8, 1998 was 15,086,463.

         Transitional Small Business Disclosure Format (check one):

                                 YES ___   NO X

                                     PART I

Item 1. Description of Business

Development of Business

         American Vantage Companies (the "Company"), a gaming consulting company, is currently engaged in providing consulting services to Table Mountain Casino & Bingo, a tribal gaming enterprise on a Federal Indian Rancheria in Friant, California (the "Table Mountain Casino"). In May 1997, the Company acquired approximately 40 acres of undeveloped land in North Las Vegas, Nevada which the Company intends to develop as a funeral home and cemetery. However, development has been delayed while the Clark County, Nevada government finalizes its plan for construction of a flood control project for the area. In the event the flood control project is built as intended, the Company would not have to build major water control culverts on the cemetery project. The Company is awaiting additional progress on the construction of the flood control project before it begins development of the property. In February 1998, the Company acquired 20 acres of undeveloped land in North Las Vegas, Nevada near the location of the proposed funeral home and cemetery site which will be held for future development or sale.

         In July 1998, the tribal government leaders of the Table Mountain Tribe signed a Government to Government Agreement (the "Compact") with the State of California. On August 27, 1998, the California Legislature approved a bill to ratify gaming compacts between the tribes and the State of California. On October 7, 1998, the Department of Interior disapproved the Compact because of internal election dispute matters. However, they subsequently indicated that if the entire membership (General Council) voted to approve the Compact, they will approve it expeditiously. On October 22, 1998, the membership met and voted overwhelmingly to support the Compact.

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

         The Company signed a new contract with the Table Mountain Band of Indians (the "Table Mountain Tribe") on February 1, 1996, for a 27 month term, to serve as a consultant to the Table Mountain Casino. In June 1997, the consulting agreement was amended retroactive to May 1, 1997, providing for a revised consulting fee schedule. The consulting agreement was again amended in November 1997 to extend the consulting period to June 30, 2000 and to modify the consulting fee schedule for consulting fees earned from May 1, 1998 to June 30, 2000.

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

Table Mountain Casino & Bingo

         On January 16, 1991, the Company completed the purchase from Maritime Resorts International, Inc. ("Maritime"), a publicly held Utah corporation, of 100% of the outstanding stock of Millerton Games, Inc. ("Millerton"), a California corporation which held the management consulting contract to operate the Table Mountain Casino. The Company issued 2,257,630 shares of its Common Stock to Maritime in January 1991. An additional

1,500,000 shares of Common Stock and a note payable ($75,763) were issued to Maritime in January 1992 to satisfy all provisions of the agreement.

         The Table Mountain Casino, opened in 1987, is a high-stakes bingo and gaming casino which is located on The Table Mountain Tribe's Rancheria in Friant, California, approximately 17 miles north of Fresno. The Table Mountain Casino contains approximately 700 bingo seats, seven conventional card tables, five Asian card tables (where Pai Gow, Asian poker and Super Pan 9 are played), 23 stand-up card tables for Table Mountain Jackpot-21, a non-banking form of blackjack, and approximately 830 electronic video gaming devices.

         The casino is open 24 hours a day, seven days a week. Bingo is offered Wednesday through Saturday evenings and Sunday afternoons. Cards and electronic video machines are offered 24 hours a day, seven days a week.

         The Table Mountain Casino is currently authorized by Tribal Ordinance under the National Indian Gaming Act as a Class II enterprise. On February 1, 1996, the Company was granted a new 27-month consulting contract by the Table Mountain Tribe, which gives the Company the exclusive right to provide consulting services for the gaming casino. In July, 1998, the tribal government leaders of the Table Mountain Tribe signed the Compact with the State of California. The Compact contains various stipulations and regulations regarding gaming which will be permitted at the Table Mountain Casino.

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

         In response to the success of the Table Mountain Casino and customer demand, the Table Mountain Casino was renovated between 1993 and 1994 and expanded to its current size. Other improvements include a new facade and signage, improved air conditioning and ventilation to aid in making the facility as smoke free as possible, improved septic and restroom facilities, installation of fire safety features and expanded parking areas. In addition, the Table Mountain Tribe is now constructing an extensive expansion of the Table Mountain Casino. Under the terms of the October 1997 amendment to the consulting agreement with the Table Mountain Tribe, the Company is required to lend up to $4,000,000 to the Table Mountain Tribe for expansion and other uses. The Table Mountain Tribe is renovating and expanding the casino facility by approximately 47,000 square feet. The addition will provide more casino gaming space, allow for relocation of the bingo operation, increase the restaurant size, add an additional snack bar, add an entertainment area and provide more administrative office space. The expansion cost is estimated at $6,000,000 to $8,000,000. The Company agreed to lend the Tribe up to $2,900,000 of the cost. The loan bears interest at 9.5%, requires interest only payments until April 15, 1999 and principal and interest payments thereafter until December 31, 1999, the maturity date of the loan. The loan is secured by revenues from the Table Mountain Casino. At October 1, 1998, the Company had advanced $55,000 to the Tribe on the loan. The Company has no other present commitments for construction or renovation expenditures.

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

         The 1996 Agreement requires the Company to consult and provide technical assistance, training and advice to the Table Mountain Tribe concerning all matters relating to the operation and business activities of the casino, including but not limited to organization and administration, planning and development, gaming activities, internal controls and accounting procedures, cage operations, engineering and maintenance, housekeeping, human resources, management information services, marketing and advertising, purchasing, surveillance, security, and food and beverage. The 1996 Agreement was amended in both June 1997 and October 1997. The term of the 1996 Agreement, as amended, was extended to June 30, 2000. For its services under the 1996 Agreement, as amended, the Company will receive minimum monthly payments of $50,000. The Table Mountain Tribe is also required to pay the Company additional monies for certain increments of monthly casino net revenue in excess of the first $1.5 million of net revenue from casino operations.

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

Acquisition of North Las Vegas, Nevada Property

         In May 1997, the Company bought a 40 acre parcel of land in North Las Vegas, Nevada for approximately $3,500,000 in cash. The Company intends to develop the property as a funeral home and cemetery. However, development has been delayed while the Clark County, Nevada government finalizes its plan for construction of a flood control project for the area. If the flood control project is built as intended, the Company would not have to build major water control culverts on the cemetery project. The Company is awaiting additional progress on the construction of the flood control project before it begins development of the property. In February 1998, the Company bought a 20 acre parcel of land in North Las Vegas, Nevada for $1,375,000 in cash which will be held for future development or sale.

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

         The Table Mountain Casino competes with one other Indian gaming operation within a fifty mile radius of Fresno, California, which was opened by the Big Sandy Rancheria Indian Tribe during Fiscal 1996. This casino contains approximately 100 electronic video games. It is located in Auberry, California, approximately 25 miles from the Table Mountain Casino and approximately 40 miles from Fresno. Another Indian gaming operation is located approximately 70 miles from the Table Mountain Casino in Lemoore, California. Management believes the variety of gaming offered by the Table Mountain Casino gives it a competitive advantage over the Auberry and Lemoore operations. The Company believes that the renovation and expansion of the Table Mountain Casino has strengthened the Table Mountain Casino's competitive position.

         The Company expects the casino to encounter competition in the form of state authorized card rooms, one of which was built in Fowler, California (approximately 35 miles from the Table Mountain Casino), and two of which are in operation in Fresno and one in Clovis, California, a Fresno suburb. The Fowler facility, which ceased operations in January 1997, is permitted to have up to 40 tables, and the two Fresno facilities are permitted to have 50 tables in total. Although these card rooms are smaller than the Table Mountain Casino, the presence of such facilities has diverted some of the Table Mountain Casino's card room business.

Government Regulation

         The operation of the Table Mountain Casino is subject to regulation under the Indian Gaming Regulatory Act (the "IGRA"). The United States Supreme Court has declared that, once a state has legalized any form of gambling, the Indians in that state have the right to offer the same games, but without governmental restrictions. California v. Cabazon Band of Mission Indians, 480 U.S. 202 (1987). The basic test under IGRA has been interpreted to be that if anyone in the state can offer a form of gambling, even though strictly limiting the game to charities and small wagers, then tribes in that state can offer the same game with virtually no limits. In California there is authorized off track pari-mutual horse race wagering, bingo, lottery games (which the tribes believe includes video gaming) and card rooms. The National Indian Gaming Commission (the "NIGC") was established in 1988 to enforce IGRA.

         The forms of gambling that are considered to be social games and traditional Indian games are called Class I and are left entirely under Indian control. Class II games, which are subject to some regulation by the NIGC, include bingo, non-banking card games, pull tabs, and other similar games including any electronic or computerized aides used in connection with such games. A sovereign Indian tribe can operate Class III games, which include all forms of gaming not identified as Class I or II, including a race track, off track pari-mutual horse racing or a lottery, only if it enters into a compact with the state. In July, 1998, the government leaders of the Table Mountain Tribe signed the Compact with the State of California. The Compact contains various stipulations and regulations regarding gaming which will be permitted at the Table Mountain Casino.

         The Compact expires January 1, 2009. It contains a renewal option for two additional five (5) year periods upon written notice of renewal to the Governor of California prior to the expiration date. The Compact may be terminated earlier by the Governor of California and the options for renewal may be denied if the Tribe has been found to have engaged in unauthorized Class III gaming on two or more occasions or has committed violations of the terms of the Compact on five or more occasions.

         The Compact permits two types of lottery-based machines, the Indian Video Lottery Match Game and the Indian Video Lottery Scratcher Game. The Table Mountain Casino will be permitted to operate 975 of these machines in total. Each California tribe has been allotted 199 of these devices. Additional machines may be licensed from other Federally recognized California tribes, which do not have gaming operations, for an annual fee of up to $5,000 per machine.

         The Table Mountain Casino will be permitted to operate existing video gaming devices for an open-ended transition period so long as new electronic lottery devices are unavailable or competing tribes continue to operate video gaming devices without a tribal-state compact. Prototypes of the lottery-based machines proposed in the Compact are presently undergoing testing at some Indian casinos, including Table Mountain Casino. Presently, there is no way to confirm whether the lottery-based machines provided for in the Compact will produce a revenue stream consistent with that form of device now being played at the Table Mountain Casino. In the event the new machines do not provide a revenue stream consistent with that being experienced at the Table Mountain Casino, the resulting decline in revenue and profit of the Table Mountain Casino may have a materially adverse effect on the consulting fees earned by the Company under its consulting agreement with the Table Mountain Tribe.

         The Compact provides that employees of the Table Mountain Casino will be offered California workers' compensation, unemployment insurance, disability insurance and guaranteed the right to engage in collective bargaining activities. Patrons of the casino will have the right to binding arbitration relating to unresolved player disputes. The casino must also carry public liability insurance. The Table Mountain Casino offers its employees workers' compensation, unemployment and disability insurance coverage. It also provides public liability insurance coverage. The Compact also requires the Table Mountain Tribe to make arrangements for mitigation of environmental, police, fire, emergency or other local services.

         The Compact contains an option to terminate the Compact and enter into an alternative compact set out in an initiative on the November, 1998 California state ballot if that initiative passes and is not held to be unconstitutional. The Table Mountain Compact has been sent to the Secretary of the Interior for review and approval.

         In November 1998 the residents of California will vote on a referendum to determine whether the Indian Tribes in California will have more control over gaming operations on Indian land. In the event the referendum is passed, it is anticipated that the legality of the referendum will be challenged in the court system.

Employees

         As of October 8, 1998, the Company and its subsidiaries employed seven persons including its three executive officers, one person in gaming operations, two full-time administrative employees and one of the Company's Directors as a gaming consultant on a full-time basis. These persons do not include 830 persons employed at the Table Mountain Casino, none of whom is on the Company's payroll.

Item 2. Description of Property

         The Company's executive offices are located in approximately 5,116 square feet of leased office space at 6787 West Tropicana, Suite 200, Las Vegas, Nevada 89103. The monthly rental is $8,724. The lease agreement commenced on June 1, 1996 and expires on June 1, 2001.

         See "Item 1. Description of Business - Acquisition of North Las Vegas, Nevada Property" for a description of undeveloped real estate which the Company acquired in May 1997 and February 1998.

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

         The following table sets forth the range of high and low closing bid prices of the Company's Common Stock for each quarterly period indicated, as reported by Nasdaq. The prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

Period                                                            High Bid    Low Bid
------                                                            --------    -------
Fiscal 1998

         First Quarter (August 1, 1997- October 31, 1997)           $1.63      $1.00
         Second Quarter (November 1, 1997 - January 31, 1998)       $1.47      $1.03
         Third Quarter (February 1, 1998 - April 30, 1998)          $1.69      $1.16
         Fourth Quarter (May 1, 1998 - July 31, 1998)               $1.53      $1.13

Fiscal 1997

         First Quarter (August 1, 1996 - October 31, 1996)          $1.84      $1.06
         Second Quarter (November 1, 1996 - January 31, 1997)       $1.78      $1.06
         Third Quarter (February 1, 1997 - April 30, 1997)          $1.41      $1.13
         Fourth Quarter (May 1, 1997 - July 31, 1997)               $1.28      $ .94

         On October 8, 1998, the closing sale price per share for the Company's Common Stock was $1.00.

         On October 8, 1998, there were 917 holders of record of the 15,086,463 shares of the Company's Common Stock outstanding.

Dividend Policy

         The Company has not paid any cash dividends on its Common Stock since its incorporation. The Company anticipates that in the foreseeable future, earnings, if any, will be retained for use in its business or for other corporate purposes.


Item 6. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

Statement on Forward-Looking Statements

         Included in this Item 6, and in the Notes to the Consolidated Financial Statements are certain forward-looking statements reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to construction activities, dependence on existing management, gaming regulation of casinos on Indian land by Federal, state and Tribal governments, issues related to the Year 2000, domestic and global economic conditions and changes in Federal and state tax laws or the administration of such laws. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this report is filed, and that may have an effect on the Company's overall performance.

Overview - Factors That May Affect Future Results

         The Company provides consulting services to the Table Mountain Band of Indians (the "Table Mountain Tribe") for the Table Mountain Casino and Bingo (the "Table Mountain Casino") - see Item 1. "Description of Business". In Fiscal 1998, the Table Mountain Tribe signed the Compact, which detailed stipulations and regulations regarding gaming which will be permitted at the Table Mountain Casino. See Note 3 - "Indian gaming operations - Tribal-State Compact" of Notes to Consolidated Financial Statements. In November 1998 the residents of California will vote on a referendum to determine whether the Indian Tribes in California will have more control over gaming operations on Indian land. In the event the referendum is passed, it is anticipated that the legality of the referendum will be challenged in the court system.

         The tribal council of the Table Mountain Tribe believes that, because the Tribe has signed the Compact and reaffirmed the signing of the Compact in a vote of tribal members, the operations of the Table Mountain Casino will not be negatively impacted by the outcome of the referendum. As a result of the tribal vote on acceptance of the Compact, the Tribe anticipates the Department of Interior will approve the Compact in an expeditious manner.

         Due to the uncertainties regarding legislation and regulation of Indian gaming, reported financial information might not be indicative of future operating results or financial condition.

         The year 2000 presents a potential problem for businesses utilizing computers in their operations since many computer programs are date sensitive and will only recognize the last two digits of the year, thereby recognizing the year 2000 as the year 1900 or not at all (the "Year 2000 Issue"). The Company has evaluated its internal operating system and is working with companies with which it transacts business to assess their efforts to comply with the Year 2000 Issue and the Company's resulting exposure. Maintenance or modification costs of computer programs associated with the Year 2000 Issue will be expensed as incurred, while the costs of any new software will be capitalized and amortized over the software's useful life. At this time, it appears the aggregate cost to the Company relating to the Year 2000 Issue will not be material. The Company believes that its software programs will be year 2000 compliant, however, there can be no assurances that the Year 2000 Issue will not adversely affect the Company.

         The Table Mountain Casino is presently undergoing the same process of evaluating the impact of the Year 2000 Issue. Although the financial impact to the Casino, if any, is not known, it is not believed to be material.

Results of Operations

Year Ended July 31, 1998 Compared With The Year Ended July 31, 1997

Revenues

         Casino consulting fees for the year ended July 31, 1998 ("Fiscal 1998") decreased 5.4% to $8,565,000 from the $9,050,000 recorded for the year ended July 31, 1997 ("Fiscal 1997"), and were derived from the consulting agreement the Company has with the Table Mountain Band of Indians (the "Tribe") for providing consulting services to the Table Mountain Casino & Bingo (the "Table Mountain Casino").

         On February 1, 1996, the Company signed a new consulting agreement with the Table Mountain Tribe for the Table Mountain Casino. The new agreement provided that the Company will receive a base monthly consulting fee of $90,000, plus an additional $90,000 for each increment of $500,000 or portion thereof, of Table Mountain Casino's monthly net income in excess of the first $1.5 million of net income from casino operations. Additionally, effective February 1, 1996, the Company and the Table Mountain Tribe signed a termination agreement of the March 1993 consulting agreement under which a monthly payment of $350,000 will be paid to the Company through January 2000, subject to the Table Mountain Casino meeting a certain level of profitability.

         In June 1997, the consulting agreement was amended, retroactive to May 1, 1997, to provide a revised consulting fee schedule. The revised schedule provided for a base monthly consulting fee of $60,000, plus additional fees of $50,000 to $100,000 for increments of $225,000 to $500,000 or portion thereof, of monthly Table Mountain Casino net income in excess of the first $1.5 million of net income from casino operations. A second amendment to the consulting agreement was signed in November 1997. The consulting fee schedule was adjusted, effective February 1, 1998, to provide for a base fee of $50,000 and additional fees of $45,000 to $60,000 for increments of $250,000 to $500,000 or portion thereof, of monthly casino net income in excess of $1.5 million of net income from casino operations. The term of the agreement was extended to June 30, 2000.

         As a result of the amendments to the consulting agreement, consulting fee revenues were $485,000 lower in Fiscal 1998 than in Fiscal 1997.

         The Company will continue to receive a monthly payment of $350,000 in accordance with terms of the termination agreement signed in February 1996. These payments will continue through January 2000.

Costs and Expenses

         Casino consulting expenses in Fiscal 1998 increased to $1,709,000, up 7.01%, from $1,597,000 in Fiscal 1997. This increase is due to an increase in payroll costs and legal expenses.

         General and administrative expenses in Fiscal 1998 increased by $72,000 or 6.4% from Fiscal 1997. The increase resulted from increases in payroll costs, consulting fees, corporate legal costs and loan commitment fees and a reduction in insurance costs.

         The Company incurred $61,000 in death care operating expenses, principally payroll costs, in Fiscal 1998.

         Amortization and depreciation was $122,000 and $144,000 in Fiscal 1998 and 1997, respectively. Amortization is comprised of consulting agreement acquisition costs, which were being amortized over a 27- month period that ended in April 1998.

Other Operational Items

         Interest income from time deposits with financial institutions, totaled $907,000 and $769,000 in Fiscal 1998 and 1997, respectively.

         During the second quarter of Fiscal 1998, the Company charged operations $861,000 for the write-off of its investment in the proposed Auburn, California Indian gaming project and advances related to the Auburn Tribe.

         The Company refunded minority investors in G & L Acquisition Corp., a subsidiary, their original investment. In connection with the refund, the company incurred investor reparation expenses of $550,000.

         The Company recorded provisions of $303,000 and $417,000 for State of California income taxes for Fiscal 1998 and 1997, respectively.

         Provisions of $1,604,000 and $2,218,000 were recorded for Federal income taxes currently payable for Fiscal 1998 and 1997, respectively.

         Net income was $3,069,000 ($0.19 diluted earnings per share) and $4,468,000 ($0.28 diluted earnings per share) for Fiscal 1998 and 1997, respectively.

Liquidity and Capital Resources

         At July 31, 1998, the Company had consolidated working capital of $15,618,000, as compared with working capital of $13,247,000 at July 31, 1997.

         During the year ended July 31, 1998, investing activities used $1,517,000 as compared to $3,649,000 used by investing activities in Fiscal 1997. The cash used in investing activities in Fiscal 1998 was to purchase additional office furniture and equipment, capitalized costs related to the funeral home and cemetery which the Company plans to develop and to acquire 20 acres of undeveloped land in North Las Vegas, Nevada. The land is located near the site of the planned funeral home and cemetery and will be held for future development or sale.

         Financing activities in the year ended July 31, 1998 were comprised of the proceeds from the issuance of common stock ($81,000) and cash used to repurchase Company common stock ($88,000). Additionally, the Company refunded to minority investors their original investment in G & L Acquisition Corp. This resulted in a decrease in cash restricted as to use ($2,684,000), which resulted from the original private placement of stock in G & L Acquisition, and the elimination of the minority interest in the subsidiary ($2,569,000).

         The November 1997 amendment to the Table Mountain Casino consulting agreement extended the consulting period to June 30, 2000. The Company is obligated during the period of the consulting agreement, under certain circumstances, to loan the Table Mountain Tribe up to $4,000,000. If the loan is made, it will be repaid over the remaining period of the consulting agreement. In August 1998, the Company committed to lend to the Tribe up to $2,900,000 for renovation and expansion of the Table Mountain Casino. Interest (at 9.5%) only payments are required until April 15, 1999 and principal and interest payments are due thereafter until December 31, 1999, the maturity date of the loan. Revenues from the Table Mountain Casino secure the loan. At October 1, 1998, approximately $55,000 had been loaned to the Tribe.

         The Company obtained a $2,900,000 line of credit from a bank. The line is totally secured by certificates of deposit as monies are drawn on the line. The line bears interest at 6.8%, interest only payments are due monthly and the line expires and is payable on December 31, 1999. At October 1, 1998, approximately $55,000 had been drawn on the line of credit.

         In Fiscal 1997, the Company purchased approximately 40 acres of land in North Las Vegas, Nevada for approximately $3,500,000. The Company plans to develop the property as a funeral home and cemetery. The estimated cost to build the project, including the acquisition of the land, ranges from $8,000,000 to $12,000,000. In connection with the project, the Company has obtained a loan commitment from a bank to provide up to $4,000,000 for the temporary and permanent financing of the construction and development of the project. The commitment expires in December 1998. Interest on the construction loan will be charged at 1% above the prime rate on funds drawn on the loan. Upon completion of the project, the bank has committed to provide a seven year permanent loan with interest at 3% above an interest rate index, which is based on United States Treasury Securities rates. Additional funds required to construct and develop the project will be provided from cash on hand, operations, additional financing or a combination of all three sources. Funds required for the property's operations, after completion of construction, initially will be provided by the Company's working capital, which is generated by other sources. Ultimately, management anticipates that the property will generate sufficient cash flow to maintain its operations independently. The development of this property has been delayed while the Clark County, Nevada government finalizes its plan for construction of a flood control project for the area. In the event the flood control project is built as intended, the Company would not have to build major water control culverts on the cemetery project. The Company is awaiting additional progress on the construction of the flood control project before it develops the property.

         Historically, the Company has provided funds for its operations from operating activities, financing from financial institutions and stockholders, and issuance of common stock, and it will likely continue to use these sources of liquidity in the future. The Company has always sought and will continue to seek other suitable consulting contracts and/or ownership of casinos and other gaming opportunities on and off Indian land, as well as recreational, leisure time and entertainment ventures. Additionally, the Company will continue to pursue any business venture, including those not previously described, which management believes affords an opportunity to increase stockholder value. In the event any of these opportunities come to fruition, management will consider satisfying financing requirements from working capital, through borrowing or capital infusion through the public or private placement of common stock of the Company or its subsidiaries.

         At July 31, 1998, the Company had revolving lines of credit totaling $2,000,000 with two banks. One line for $1,000,000 expires in December 1998 and bears interest at 2.5% above a referenced prime rate. The line is collateralized by certificates of deposit totaling $500,000. The other $1,000,000 line of credit is unsecured, expires in December 1998 and bears interest at 1% above an indexed prime (8.5% at July 31, 1998). At July 31, 1998, no funds were outstanding on the lines of credit.

         In July 1998, the tribal government leaders of the Table Mountain Tribe signed the Compact. The Compact contains various stipulations and regulations regarding gaming which will be permitted at the Table Mountain Casino. The Tribe has submitted the Compact to the Department of Interior for approval. See Note 3 -"Indian Gaming Operations - Tribal-State Compact" of Notes to Consolidated Financial Statements.

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

Name                             Position
----                             --------

Ronald J. Tassinari              Chief Executive Officer, President and Director

Audrey K. Tassinari              Executive Vice President and Director

Roy K. Keefer                    Chief Financial Officer,
                                 Secretary/Treasurer and Director

Jeanne Hood                      Director

Steven G. Barringer              Director

         Directors are elected to serve for three years, or until their successors are elected and qualified (except that at least twenty-five percent of all Directors must be elected each year). Officers serve at the discretion of the Board of Directors subject to any contracts of employment. The Board of Directors has an Audit Committee and a Compensation Committee, each comprised of Jeanne Hood and Steven G. Barringer. The Board of Directors does not have a nominating committee. See "Item 10. Executive Compensation."

         Ronald J. Tassinari has been Chief Executive Officer, President and a Director of the Company since its inception in August 1979.

         Audrey K. Tassinari has been a Director of the Company since March 1985 and a Vice President since April 1986. Mrs. Tassinari is the wife of Ronald J. Tassinari, the Company's President.

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

         Steven G. Barringer has been a Director since February 1998. He is a member of the law firm of Singer, Brown and Barringer, Las Vegas, Nevada, practicing natural resources and environmental law. Before forming Singer, Brown and Barringer in January 1996, Mr. Barringer was a member of the law firm of Holland & Hart, Washington D.C.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the period from August 1, 1997 through July 31, 1998, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

Item 10. Executive Compensation

Summary Compensation Table

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the last three fiscal years by the Company's Chief Executive Officer and all other executive officers whose total compensation exceeded $100,000 in those years.

                                       Annual Compensation                      Long-Term Compensation
                              --------------------------------------   ----------------------------------------
                                                                                     Awards
                                                                       ----------------------------------------
Name and                                              Other Annual       Restricted          Securities
Principal Position     Year   Salary($)   Bonus($)   Compensation($)   Stock Award(s)($)  Underlying Options(#)
------------------     ----   ---------   --------   ---------------   -----------------  ---------------------
Ronald J. Tassinari,   1998   $432,635    $288,000     $86,646(1)           -0-              150,000(6)
Chief Executive        1997   $417,988    $230,000     $70,281(1)           -0-              400,000(3)(4)
Officer and            1996   $375,695    $270,000     $58,905(1)           -0-              400,000(2)(4)
President

Audrey K. Tassinari,   1998   $156,785    $142,000     $78,037(1)           -0-              100,000(6)
Executive              1997   $153,621    $110,000     $55,840(1)           -0-              250,000(3)(4)
Vice President         1996   $132,887    $130,000     $42,392(1)           -0-              250,000(2)(4)

Roy K. Keefer          1998   $133,481    $69,000      $68,288(1)           -0-                   --
Chief Financial        1997   $127,768    $ 25,500     $46,599(1)           -0-              150,000(5)(4)
Officer                1996   $124,393    $ 60,000     $47,029(1)           -0-              150,000(5)(4)

----------
(1) This amount includes, but is not limited to: directors fees; disability, life and medical insurance premiums; automobile payments and pension plan payments.

(2) Represents options which were granted in October 1995 at an exercise price of $1.75 per share, canceled and re-granted in October 1996 at $1.375 per share.

(3) Represents options which were granted in October 1995 at an exercise price of $1.75 per share, canceled and re-granted in October 1996 at $1.375 per share.

(4) The Board re-granted such options at a price closer to the fair market value of the Company's Common Stock in order to provide a better incentive to these officers.

(5) Represents options which were granted in October 1995 at an exercise price of $1.75 per share, canceled and regranted in October 1996 at $1.25 per share.

(6) Represents options which were granted in December 1997 at an exercise price of $1.16 per share.

Option Grants in Last Fiscal Year Table

                                       % of Total
                       Shares          Options         Exercise
                       Underlying      Granted to      or Base
                       Options         Employees in    Price          Expiration
Name                   Granted (#)     Fiscal Year     ($/Sh)            Date
----                   -----------     -----------     ------            ----
Ronald J. Tassinari     150,000           43%          $1.16           12/17/02

Audrey K. Tassinari     100,000           29%          $1.16           12/17/02


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table

                                                                      Value of
                                                 Number of            Unexercised
                                                 Unexercised          In-The-Money
                        Shares                   Options at           Options at
                        Acquired                 FY-End (#)           FY-End ($)
                        on Exer-     Value       Exercisable/         Exercisable/
Name                    cise (#)     Realized    Unexercisable        Unexercisable(1)
----                    --------     --------    -------------        ----------------
Ronald J. Tassinari      150,000       79,500    1,214,000/100,000    493,040/140,000

Audrey K. Tassinari      100,000       53,000    665,334/66,666       250,187/9,333

Roy K. Keefer             50,000       26,500    557,000/0            255,770/0

----------
(1) The closing price for the Company's Common Shares on July 31, 1998 was $1.00 per share.


Compensation of Directors

         Directors receive $15,000 per annum for meetings of the Board of Directors. They are also compensated for expenses incurred in attending the meetings. All of the Company's directors have received stock options from the Company. See "Item 11. - Certain Relationships and Related Transactions."

Employment Agreements

         On July 20, 1995, the Company entered into substantially similar employment agreements with Ronald J. Tassinari, to serve as the Company's Chief Executive Officer and President, Audrey K. Tassinari, to serve as the Company's Executive Vice President, and Roy K. Keefer to serve as the Company's Chief Financial Officer (collectively, the "Employees"). The employment agreements provide for a term which concludes on March 31, 2002. The agreements provide for annual salaries of $430,000, $162,000, and $140,000, respectively, for Mr. Tassinari, Mrs. Tassinari and Mr. Keefer. The agreements further provide that the Employees are entitled to receive minimum annual increases in their salaries every December equal to the greater of (i) the annual increases provided to the Company's other salaried executives or (ii) the increase in the Annual Average All Items Index of the U.S. City Average Consumer Price Index. Under the agreements, the Employees are entitled to receive incentive stock options under the Company's stock option plans, and the Company is required to reimburse Employees for their personal legal and financial consulting expenses, subject to a maximum of three percent of their prior calendar year's base salary. Mr. Tassinari is entitled to a term life insurance policy with a minimum death benefit of $2,000,000, payable to a beneficiary of Mr. Tassinari's designation. Mrs. Tassinari and Mr. Keefer are entitled to policies with $1,500,000 and $1,000,000 minimum death benefits, respectively, payable to beneficiaries of their designation. The Company has agreed to provide the Employees with an automobile allowance or, in lieu thereof, will pay them an equal monthly cash stipend. In the event that the Company requires the Employee to relocate from Las Vegas, Nevada, the Company has agreed to pay their relocation expenses and to provide second mortgages on their new permanent residences of up to $100,000. The employment agreements also provide for indemnification of the Employees in connection with their service to the Company.

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

 Name and Address of                   Amount  and Nature of       Percentage
 Beneficial Owner                     Beneficial Ownership(1)      of Class(2)
 ----------------                     -----------------------      -----------
Ronald J. Tassinari                          2,338,874 (3)            15.5%
6787 West Tropicana, Suite 200
Las Vegas, NV 89103

Audrey K. Tassinari                          1,820,002 (4)            12.1%
6787 West Tropicana, Suite 200
Las Vegas, NV 89103

Roy K. Keefer                                 619,000 (5)             4.1%
6787 West Tropicana, Suite 200
Las Vegas, NV 89103

Jeanne Hood                                   150,000 (6)             1.0%
2316 Timberline Way
Las Vegas, NV  89117

Jay H. Brown                                1,453,023 (7)             9.6%
520 South Fourth Street
Las Vegas, NV  89101

Steven G. Barringer                            75,000 (8)              .5%
520 South Fourth Street
Las Vegas, NV  89101

All officers and directors                  4,064,303 (9)            26.9%
as a group (5 persons)

----------
(1) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons indicated.

(2) Based on 15,086,463 shares outstanding as of the date of October 8, 1998.

(3) Includes 11,094 shares owned of record by Mr. Tassinari as custodian for his son, 938,573 shares owned by the Tassinari Family Trust and 1,214,100 shares issuable upon exercise of stock options. Such shares exclude the following shares as to which Mr. Tassinari disclaims beneficial ownership: 881,429 shares of Common Stock beneficially owned by Audrey K. Tassinari, Mr. Tassinari's wife. If such excluded shares were included, Mr. Tassinari would be deemed to hold 21.4% of the Common Stock.

(4) Includes 938,573 shares owned by the Tassinari Family Trust and an aggregate of 665,334 shares issuable upon exercise of stock options. In addition, such shares exclude the following shares as to which Mrs.

         Tassinari disclaims beneficial ownership: 1,389,307 shares of Common Stock beneficially owned by Ronald J. Tassinari, Mrs. Tassinari's husband. If such excluded shares were included, Mrs. Tassinari would be deemed to hold 21.4% of the Common Stock.

(5)      Includes 557,000 shares underlying incentive stock options.

(6)      Includes options to acquire 120,000 shares.

(7) Includes an aggregate of 73,333 shares of Common Stock and 324,074 Warrants beneficially owned by Mr. Brown's son and 100,616 shares of Common Stock beneficially owned in joint tenancy by Mr. Brown and Mr. Brown's wife.

(8)      Represents options to acquire 75,000 shares.

(9) Includes options to purchase an aggregate of 2,601,334 shares of Common Stock referred to in notes 3, 4, 5 and 6 above.

Item 12. Certain Relationships and Related Transactions

         Jeanne Hood, a Director of the Company, has provided consulting services to the Company since February 1994. She has been compensated at the rate of $6,000 per month for such services.

         On November 23, 1994, the Board of Directors granted stock options to Robert J. Michaels, Jeanne Hood and Douglas R. Sanderson, Directors or former Directors of the Company, to purchase 50,000, 50,000 and 12,500 shares of Common Stock, respectively. The options were immediately exercisable at $.69 per share in recognition of prior services rendered to the Company. All of the options were exercised after July 31, 1997 and prior to December 31, 1997.

         On October 19, 1995, the Board of Directors granted stock options to Robert J. Michaels, Jeanne Hood and Douglas R. Sanderson, Directors or former Directors of the Company, to purchase 50,000, 100,000 and 15,000 shares of Common Stock, respectively. The options were immediately exercisable at $1.75 per share in recognition of prior services rendered to the Company and expire on October 18, 2005. These options were re-granted on October 7, 1996 to Ms. Hood and Mr. Sanderson at an exercise price of $1.25 per share.

         On October 19, 1995, the Board of Directors granted stock options to Ronald J. Tassinari, Audrey K. Tassinari and Roy K. Keefer, each an Officer and Director of the Company, to purchase 400,000, 250,000 and 150,000 shares of Common Stock, respectively. The options were immediately exercisable at $1.75 per share in recognition of prior services rendered to the Company and expire on October 18, 2005. On October 7, 1996, the foregoing options were canceled and re-granted at an exercise price of $1.25 per share.

         On August 8, 1996, the Company loaned $130,000 to Ronald J. Tassinari, the Company's President and a Director. Such amount was repaid on October 29, 1996, together with interest of $2,993, which had been accrued at the rate of ten and one-quarter (10.25%) percent per annum.

         On December 12, 1997, the Board of Directors granted stock options to Ronald J. Tassinari and Audrey K. Tassinari to purchase 150,000 and 100,000 shares of Common Stock, respectively. The options are exercisable at $1.16 per share and expire on December 17, 2002.

         On February 6, 1998 stock options were granted to Steven G. Barringer to purchase 75,000 shares of Common Stock which was subsequently approved by the Board of Directors. The options are exercisable at $1.19 per share and expire on February 6, 2008.

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

         3.1      Articles of Incorporation and By Laws of the Company. (1)

         3.2 Certificate of Amendment to Articles of Incorporation of the Company.(5)

         3.3 Certificate of Amendment to Articles of Incorporation of the Company.(6)

         4.1 Warrant Certificate between the Company and Jay H. Brown dated July 23, 1991. (2)

         10.1 American Casino Enterprises, Inc. 1991 Officers Stock Option Plan, as amended. (3)

         10.2 American Casino Enterprises, Inc. 1992 Employees Stock Option Plan. (3)

         10.3     American Casino Enterprises, Inc. 1996 Stock Option Plan. (3)

         10.4 Management Consultant Contract dated March 27, 1993 between the Company and the Table Mountain Tribe.(5)

         10.5 Employment Agreement between the Company and Ronald J. Tassinari dated July 20, 1995. (6)

         10.6 Employment Agreement between the Company and Audrey K. Tassinari dated July 20, 1995. (6)

         10.7 Employment Agreement between the Company and Roy K. Keefer dated July 20, 1995. (6)

         10.8 Letter Agreement dated September 11, 1995 between the Company and Table Mountain Rancheria. (6)

         10.9 Business Loan Agreement and Promissory Note dated November 15, 1994 between the Company and First Security Bank of Nevada.
                  (6)

         10.10 Settlement Agreement, dated February 1, 1996, between the Company and the NIGC. (7)

         10.11 Termination Agreement, dated February 1, 1996, between the Company and the Table Mountain Tribe. Exhibit A to the Termination Agreement is set forth as Exhibit 99.1 below, and Exhibit B to the Termination Agreement is incorporated herein by reference from Exhibit 10.3 above.(7)

         10.12 Consulting Agreement, dated February 1, 1996, between the Company and the Tribe. (7)

         10.13 Option to Purchase and Escrow Instructions dated as of October 9, 1996, among the Company, Victorson & Associates, Inc., Fred Victorson and United Title of Nevada. (8)

         10.14 Purchase Agreement and Escrow Instructions dated October 9, 1996, among Victorson & Associates, Inc., Fred Victorson and the Company. (8)

         10.15 Joint Venture Agreement between the Company and the Table Mountain Tribe, dated as of February 1, 1996.(8)

         10.16 Funding and Loan Agreement between the Auburn Tribe and the Table Mountain/ACES Joint Venture, dated February 1, 1996.(8)

         10.17 Lease for the Company's offices dated March 14, 1996, between the Company and Tropicana Trail Limited Partnership.(8)

         10.18 Agreement to terminate Funding and Loan Agreement, dated March 10, 1998, between the Company and the Auburn Tribe.

         10.19 Promissory Note, dated March 10, 1998, between the Company and the Auburn Tribe.

         10.20 Promissory Note and Loan Agreement, dated August 24, 1998, between the Company and the Table Mountain Tribe.

         10.21 Promissory Note and Loan Agreement, dated August 24, 1998, between the Company and United Security Bank.

         21.1     Subsidiaries of the Registrant

         23.1     Consent of Bradshaw, Smith & Co.

         27.1     Financial Data Schedules

         99.1 Order of the United States Department of the Interior, dated February 1, 1996. (7)

----------
(1) Incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for July 31, 1981.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for July 31, 1991.

(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-00905) declared effective on February 13, 1996.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1994.

(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1995.

(6) Incorporated by reference from the Company's Current Report on Form 8-K dated February 1, 1996.

(7) Incorporated by reference from the Company's Current Report on Form 8-K dated October 9, 1996.

(8) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended July 31, 1996.

(b)      Reports on Form 8-K.

                On July 16, 1998, the Registrant filed a Report on Form 8-K reporting that it refunded $3,119,600 to the investors in its 64% owned subsidiary, G & L Acquisition Corp.

                                   SIGNATURES

                Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

Dated: October 28, 1998                AMERICAN VANTAGE COMPANIES



                                       By: /s/ Ronald J. Tassinari
                                           -------------------------------
                                           Ronald J. Tassinari, President


                Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                        Title                          Date
     ---------                        -----                          ----

/s/ Ronald J. Tassinari      Chief Executive Officer,           October 28, 1998
Ronald J. Tassinari          President and Director
                             (Principal Executive Officer)


/s/ Audrey K. Tassinari      Executive Vice                     October 28, 1998
Audrey K. Tassinari          President and Director



/s/ Roy K. Keefer            Chief Financial                    October 28, 1998
Roy K. Keefer                Officer, Secretary/
                             Treasurer and Director
                             (Principal Financial and
                             Accounting Officer)



/s/ Jeanne Hood              Director                           October 28, 1998
Jeanne Hood



/s/ Steven G. Barringer      Director                           October 28, 1998
Steven G. Barringer

                           AMERICAN VANTAGE COMPANIES

                       YEARS ENDED JULY 31, 1998 AND 1997

                           AMERICAN VANTAGE COMPANIES

                       YEARS ENDED JULY 31, 1998 AND 1997





                                    CONTENTS

                                                                           PAGE

Independent auditors' report                                                 1

Financial statements:
   Consolidated balance sheets                                               2
   Consolidated statements of income                                         3
   Consolidated statements of changes in stockholders' equity                4
   Consolidated statements of cash flows                                   5-6
   Notes to consolidated financial statements                             7-23

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
American Vantage Companies


                  We have audited the accompanying consolidated balance sheets of American Vantage Companies as of July 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vantage Companies as of July 31, 1998 and 1997, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ BRADSHAW, SMITH & CO.


Las Vegas, Nevada
October 1, 1998
(Except for Note 3 as to which
 the date is October 22, 1998)

AMERICAN VANTAGE COMPANIES

CONSOLIDATED BALANCE SHEETS

JULY 31, 1998 AND 1997




ASSETS                                                                                  1998                 1997
                                                                                  ----------------     ----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                       $     15,371,000     $     12,588,000
  Consulting fee and other receivables                                                     180,000              191,000
  Refundable income taxes                                                                  311,000              555,000
  Deferred tax asset                                                                         4,000                2,000
  Prepaid expenses                                                                          31,000               68,000
                                                                                  ----------------     ----------------
         Total current assets                                                           15,897,000           13,404,000
                                                                                  ----------------     ----------------
PROPERTY AND EQUIPMENT, NET                                                                180,000              212,000
                                                                                  ----------------     ----------------
LAND HELD FOR INVESTMENT OR DEVELOPMENT                                                  5,101,000            3,603,000
                                                                                  ----------------     ----------------
OTHER ASSETS:
  Restricted cash                                                                               --            2,684,000
  Consulting agreement acquisition costs, net                                                   --              396,000
  Deposits and other                                                                         9,000              273,000
                                                                                  ----------------     ----------------
                                                                                             9,000            3,353,000
                                                                                  ----------------     ----------------
                                                                                  $     21,187,000      $    20,572,000
                                                                                  ================     ================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                $        126,000      $        56,000
  Income taxes payable                                                                      10,000                   --
  Accrued expenses                                                                         143,000              101,000
                                                                                  ----------------     ----------------
         Total current liabilities                                                         279,000              157,000
                                                                                  ----------------     ----------------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                    --              974,000
                                                                                  ----------------     ----------------
COMMITMENTS AND CONTINGENCIES                                                                   --                   --
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par; 30,000,000 shares
     authorized; 15,086,463 and 14,867,958 shares
     issued and outstanding                                                                151,000             149,000
  Preferred stock; $.01 par; 10,000,000 shares
     authorized; shares issued and outstanding - none                                           --                  --
  Capital in excess of par                                                               3,324,000           4,892,000
  Retained earnings                                                                     17,433,000          14,400,000
                                                                                  ----------------     ----------------
                                                                                       20,908,000           19,441,000
                                                                                  ----------------     ----------------
                                                                                  $    21,187,000      $    20,572,000
                                                                                  ================     ================


                 See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED JULY 31, 1998 AND 1997



                                                                                        1998                 1997
                                                                                  ----------------     ----------------
REVENUES:
  Casino consulting fees                                                          $      8,565,000     $      9,050,000
                                                                                  ----------------     ----------------
COSTS AND EXPENSES:
  Casino consulting                                                                      1,709,000            1,597,000
  Death care operations                                                                     61,000                   --
  General and administrative                                                             1,205,000            1,133,000
  Amortization and depreciation                                                            122,000              144,000
  Minority interest in net income of consolidated subsidiary                                    --               20,000
                                                                                  ----------------     ----------------
                                                                                         3,097,000            2,894,000
                                                                                  ----------------     ----------------
INCOME FROM OPERATIONS                                                                   5,468,000            6,156,000
OTHER INCOME (EXPENSE):
  Interest                                                                                 907,000              769,000
  Loss on disposition of fixed assets                                                           --               (4,000)
  Gain on sale of land held for investment or development                                       --              182,000
  Miscellaneous                                                                             10,000                   --
                                                                                  ----------------     ----------------
                                                                                           917,000              947,000
                                                                                  ----------------     ----------------
INCOME BEFORE WRITE-OFF OF PROJECT COSTS AND ADVANCES,
  INVESTOR REPARATION EXPENSE AND INCOME TAXES                                           6,385,000            7,103,000
WRITE-OFF OF PROJECT COSTS AND ADVANCES                                                    861,000                   --
INVESTOR REPARATION EXPENSE                                                                550,000                   --
                                                                                  ----------------     ----------------
INCOME BEFORE INCOME TAXES                                                               4,974,000            7,103,000
                                                                                  ----------------     ----------------
INCOME TAX EXPENSE (BENEFIT):
  Current:
     State                                                                                 303,000              417,000
     Federal                                                                             1,604,000            2,218,000
  Deferred:
     State                                                                                      --                   --
     Federal                                                                                (2,000)                  --
                                                                                  ----------------     ----------------
                                                                                         1,905,000            2,635,000
                                                                                  ----------------     ----------------
NET INCOME                                                                        $      3,069,000      $     4,468,000
                                                                                  ================     ================
EARNINGS PER COMMON SHARE:
  Basic                                                                           $           0.20     $           0.30
                                                                                  ================     ================
  Diluted                                                                         $           0.19     $           0.28
                                                                                  ================     ================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  AND COMMON SHARE EQUIVALENTS:
     Basic                                                                              15,040,000           14,868,000
     Stock options and warrants                                                          1,171,000            1,187,000
                                                                                  ----------------     ----------------
     Diluted                                                                            16,211,000           16,055,000
                                                                                  ================     ================


                 See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED JULY 31, 1998 AND 1997




                                                                                  CAPITAL
                                                                                 IN EXCESS             RETAINED
                                                  COMMON STOCK                     OF PAR              EARNINGS
                                         --------------------------------        ------------        ------------
                                            SHARES             AMOUNT
                                         ------------        ------------
BALANCE, JULY 31, 1996                     14,367,958        $    144,000        $  3,213,000        $  9,932,000
Issuance of shares                            500,000               5,000             120,000                --
Excess of equity in consolidated
  subsidiary over cost                           --                  --             1,559,000                --
Net income                                       --                  --                  --             4,468,000
                                         ------------        ------------        ------------        ------------
BALANCE, JULY 31, 1997                     14,867,958             149,000           4,892,000          14,400,000
Issuance of shares                            277,905               3,000              78,000                --
Shares repurchased and retired                (59,400)             (1,000)            (87,000)               --
Retirement of minority interest in
  subsidiary                                     --                  --            (1,559,000)            (36,000)
Net income                                       --                  --                  --             3,069,000
                                         ------------        ------------        ------------        ------------
BALANCE, JULY 31, 1998                     15,086,463        $    151,000        $  3,324,000        $ 17,433,000
                                         ============        ============        ============        ============


                 See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 31, 1998 AND 1997



                                                                                        1998                 1997
                                                                                  ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $     3,069,000      $     4,468,000
                                                                                  ----------------     ----------------
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
       Amortization and depreciation                                                       122,000             144,000
       Deferred income tax benefit                                                         (2,000)                  --
       Minority interest in net income of consolidated
         subsidiary                                                                             --              20,000
       Changes in other assets and liabilities, net                                      1,003,000            (927,000)
                                                                                  ----------------     ----------------
                                                                                         1,123,000            (763,000)
                                                                                  ----------------     ----------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                             4,192,000            3,705,000
                                                                                  ----------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of land held for investment or development
     and improvements                                                                  (1,498,000)          (3,603,000)
  Purchase of property and equipment, net                                                 (19,000)             (46,000)
                                                                                  ----------------     ----------------
  NET CASH USED IN INVESTING ACTIVITIES                                                (1,517,000)          (3,649,000)
                                                                                  ----------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock
     of consolidated subsidiary                                                                 --           2,625,000
  Decrease (increase) in cash restricted as to use                                       2,684,000          (2,684,000)
  Investment in consolidated subsidiary                                                         --            (112,000)
  Retirement of minority interest in consolidated subsidiary                           (2,569,000)                   --
  Proceeds from long-term debt                                                                  --           2,073,000
  Repayment of long-term debt                                                                   --          (2,073,000)
  Repurchase of common stock                                                              (88,000)                   --
  Proceeds from issuance of common stock                                                    81,000             125,000
                                                                                  ----------------     ----------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      108,000             (46,000)
                                                                                  ----------------     ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                               2,783,000               10,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            12,588,000          12,578,000
                                                                                  ----------------     ----------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                            $    15,371,000      $    12,588,000
                                                                                  ================     ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for state and federal income taxes                                    $     1,653,000      $     3,004,000
                                                                                  ================     ================


                 See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1998 AND 1997



                                                                                       1998                 1997
                                                                                  ----------------     ----------------
DETAIL OF CHANGES IN OTHER ASSETS AND LIABILITIES:
  Decrease in consulting fee and receivables                                      $         11,000     $         11,000
  Decrease (increase) in refundable income taxes                                           244,000             (368,000)
  Decrease (increase) in consulting agreement acquisition costs                            324,000             (217,000)
  Decrease (increase) in prepaid expenses                                                   37,000              (23,000)
  Decrease (increase) in deposits and other assets                                         265,000             (140,000)
  Increase in accounts payable                                                              70,000                5,000
  Increase (decrease) in accrued expenses                                                   42,000             (195,000)
  Increase in income taxes payable                                                          10,000                   --
                                                                                  ----------------     ----------------
                                                                                  $      1,003,000     $       (927,000)
                                                                                  ================     ================


                 See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 1998 AND 1997



1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       NATURE OF BUSINESS:

       The Company is currently engaged in providing consulting services to a gaming facility in central California. The Company acquired 40 acres of land in North Las Vegas, Nevada on which it plans to develop and construct a funeral home and cemetery. See Note 8.

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

       ALLOWANCES FOR DOUBTFUL ACCOUNTS:

       Consulting fee and other receivables are reported at their fair value and are, in the opinion of management, collectible and no allowances for doubtful accounts were established at July 31, 1998 and 1997.

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

YEARS ENDED JULY 31, 1998 AND 1997



1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (CONTINUED):

       CONSULTING AGREEMENT ACQUISITION COSTS (CONTINUED):

         Table Mountain Casino & Bingo:

         Consulting agreement acquisition costs are comprised of costs associated with the acquisition of a subsidiary which previously held the consulting agreement with the Table Mountain Casino & Bingo (the "Table Mountain Casino"). They were amortized over a 27-month period that ended April, 1998.

         United Auburn Indian Community:

         Certain payments to the United Auburn Indian Community (the "Auburn Tribe") were capitalized.
            See Note 3.

       EARNINGS PER SHARE:

       During the fiscal year ended July 31, 1998, the Company adopted the statement of Financial Accounting Standards No. 128, Earnings Per Share. Accordingly, the computations of basic and diluted earnings per share have been computed in accordance with this statement. Earnings per share for the year ended July 31, 1997 have been adjusted to conform with the provisions of this statement. The computations of basic earnings per common share are based on the weighted average number of common shares outstanding. The computations of diluted earnings per share are based on the weighted average number of common shares and common share equivalents outstanding. Stock purchase warrants and options outstanding and exercisable at or below the market price are considered common share equivalents.

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

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1998 AND 1997



2.     PROPERTY AND EQUIPMENT:

       Property and equipment is comprised of:


                                                                               1998                 1997
                                                                         ----------------     ----------------
Furniture, fixtures and office equipment                                 $        198,000     $        181,000
Leasehold improvements                                                            115,000              137,000
                                                                         ----------------     ----------------
                                                                                  313,000              318,000
Less accumulated depreciation                                                     133,000              106,000
                                                                         ----------------     ----------------
                                                                         $        180,000     $        212,000
                                                                         ================     ================

3.     INDIAN GAMING OPERATIONS:

       TABLE MOUNTAIN CASINO & BINGO:

       The Company has a consulting agreement with the Table Mountain Band of Indians (the "Table Mountain Tribe") for the Table Mountain Casino. On February 1, 1996, the Company signed a new consulting agreement with the Table Mountain Tribe for the Table Mountain Casino in Friant, California. The new consulting agreement provided that the Company would receive a base monthly consulting fee of $90,000, plus an additional $90,000 for each increment of $500,000 or portion thereof, of casino monthly net income in excess of the first $1.5 million of net income from casino operations. Additionally, effective February 1, 1996, the Company and the Table Mountain Tribe signed a termination agreement of the March, 1993 agreement under which a monthly payment of $350,000 will be paid to the Company through January, 2000, subject to meeting certain thresholds.

       In June, 1997, the consulting agreement was amended, retroactive to May
         1, 1997, to provide a revised consulting fee schedule. The revised schedule provided for a base monthly consulting fee of $60,000, plus additional fees of $50,000 to $100,000 for increments of $225,000 to $500,000 or portion thereof, of monthly casino net income in excess of the first $1.5 million of net income from casino operations. A second amendment to the consulting agreement was signed in November, 1997. The consulting fee schedule was adjusted, effective February 1, 1998, to provide for a base fee of $50,000 and additional fees of $45,000 to $60,000 for increments of $250,000 to $500,000 or portion thereof, of monthly casino net income in excess of $1.5 million of net income from casino operations. The term of the agreement was extended to June 30, 2000.

       The Company will continue to receive a monthly payment of $350,000 in accordance with terms of the termination agreement signed in February, 1996. These payments will continue through January, 2000.

       The Company is obligated during the period of the consulting agreement, under certain circumstances, to loan the Table Mountain Tribe up to $4,000,000. If the loan is made, it will be repaid, with interest, over the remaining period of the consulting agreement. See Note 11.

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1998 AND 1997



3.     INDIAN GAMING OPERATIONS (CONTINUED):

       TRIBAL-STATE COMPACT:

       In July, 1998, the tribal government leaders of the Table Mountain Tribe signed a Tribal-State compact with the State of California. The compact contains various stipulations and regulations regarding gaming which will be permitted at the Table Mountain Casino.

       The compact agreement expires January 1, 2009. It contains a renewal option for two additional five (5) year periods upon written notice of renewal to the Governor of California prior to the expiration date. The compact may be terminated earlier by the Governor of California and the options for renewal may be denied if the Tribe has been found to have engaged in unauthorized Class III gaming on two or more occasions or has committed violations of the terms of the compact on five or more occasions.

       The compact permits two types of lottery-based machines, the Indian Video
         Lottery Match Game and the Indian Video Lottery Scratcher Game. The Table Mountain Casino will be permitted to operate 975 of these machines in total. Each California tribe has been allotted 199 of these devices. Additional machines may be licensed from other Federally recognized California tribes, which do not have gaming operations, for an annual fee of up to $5,000 per machine.

       The Table Mountain Casino will be permitted to operate existing video gaming devices for an open-ended transition period so long as new electronic lottery devices are unavailable or competing tribes continue to operate video gaming devices without a state compact. Prototypes of the lottery-based machines proposed in the compact are presently undergoing testing at some Indian casinos, including Table Mountain Casino. Presently, there is no way to confirm whether the lottery-based machines provided for in the compact will produce an income stream consistent with those devices now being played at the Table Mountain Casino. In the event the new machines do not produce an income stream consistent with that being experienced at the Table Mountain Casino, the resulting decline in revenue and profits of the Casino may have a materially adverse effect on the consulting fees earned by the Company under its consulting agreement with the Table Mountain Tribe.

       The compact provides that employees of the Table Mountain Casino will be offered California workers' compensation, unemployment insurance, disability insurance and guaranteed the right to engage in collective bargaining activities. Patrons of the casino will have the right to require binding arbitration of player disputes. The casino must also carry public liability insurance. The Table Mountain Casino presently offers its employees workers' compensation, unemployment and disability insurance coverage. It also provides public liability insurance coverage. The compact also requires the Table Mountain Tribe to make arrangements for mitigation of environmental, police, fire, emergency or other local services.

       The compact contains an option to terminate the agreement and enter into the alternative compact set out in an initiative on the November, 1998 California state ballot if that initiative passes and is not held to be unconstitutional. The compact has been sent to the Secretary of the Interior for review and approval.

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1998 AND 1997



3.     INDIAN GAMING OPERATIONS (CONTINUED):

       TRIBAL-STATE COMPACT (CONTINUED):

       On October 7, 1998, the Department of Interior disapproved the Table
         Mountain Compact because of internal election dispute matters. However, they subsequently indicated that if the entire membership (General Council) votes to approve the compact, they will approve it expeditiously. The membership met October 22, 1998 and the majority voted to support the Compact.

       UNITED AUBURN INDIAN COMMUNITY:

       In February, 1996, the Company formed a joint venture with the Table
         Mountain Tribe to provide consulting services to the United Auburn Indian Community (the "Auburn Tribe"). The purpose of the joint venture was to assist in the development of a casino to be built and owned by the Auburn Tribe near Sacramento, California. The Company had an 80% interest in the joint venture.

       During the period from February, 1996 through January, 1998, the joint venture provided monthly payments of $22,500 to the Auburn Tribe for tribal needs. The payments are reported in the accompanying consolidated balance sheets as consulting agreement acquisition costs. At July 31, 1997, approximately $324,000 had been capitalized. Also, the joint venture paid for predevelopment costs incurred in the process of acquiring land, which would be placed into trust for the Tribe. These advances to the Auburn Tribe by the Company at July 31, 1997 totaled approximately $263,800 and are reported as deposits and other in the accompanying consolidated balance sheets. The land was to be utilized for the casino site and other tribal uses.

       In March, 1998, Company management, believing the project could not be completed in a time frame that was in the best interests of its stockholders, withdrew with its joint venture partner, the Table Mountain Tribe, from the arrangement. The joint venture and the Auburn Tribe in March, 1998 signed an agreement providing that under certain circumstances advances of $413,000 would be repaid from the future operations of the planned Auburn casino. The Company wrote off its investment in the project and the advances made to the Auburn Tribe ($861,000 combined) in the second quarter of Fiscal 1998. The transaction is reported in the consolidated statements of income as write-off of project costs and advances.

       As of July 31, 1998, the Auburn Tribe had not placed land into trust for the casino site.

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1998 AND 1997



4.     STOCKHOLDERS' EQUITY:

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

       STOCK REPURCHASE PROGRAM:

       In Fiscal 1998, the Board of Directors authorized the expenditure of up to $2,000,000 to repurchase the Company's common stock. If the Company repurchases shares, it will be done according to applicable securities laws and at times and in amounts as management deems appropriate. Shares may be purchased in the open market or privately negotiated transactions, with the timing and terms of such purchases to be determined by management based on market conditions. There is no expiration date for the repurchase program.

       In the year ended July 31, 1998, the Company purchased 59,400 shares of common stock at a cost of $88,000.

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1998 AND 1997



4.     STOCKHOLDERS' EQUITY (CONTINUED):

       STOCK OPTION PLANS:

       Prior to 1997, the Company's stockholders approved the creation of an Officers' Stock Option Plan and an Employees' Stock Option Plan. Under the Officers' Stock Option Plan, 1,500,000 shares of the Company's common stock are reserved for issuance to Company officers. The Employees' Stock Option Plan provides for 2,500,000 shares of common stock which may be issued to key employees, including officers. In 1997, the Company's stockholders approved the creation of the 1996 Stock Option Plan which reserves an additional 2,500,000 shares of the Company's common stock for issuance to employees, officers and directors of the Company and others who are involved in the continuing development and success of the Company or its subsidiaries. The options, under all plans, are granted at not less than 100% of the market value of the Company's common stock on the date of grant.

       The following is a summary of activity of outstanding stock options under the Officers' Stock Option Plan:


                                                                                OPTIONS OUTSTANDING
                                                                       -------------------------------------
                                                                                                WEIGHTED
                                                                                                AVERAGE
                                                                                                EXERCISE
                                                                            SHARES               PRICE
                                                                       ----------------     ----------------
Balance, July 31, 1996                                                        1,031,266     $           0.47
Exercised                                                                      (500,000)                0.25
                                                                       ----------------     ----------------
Balance, July 31, 1997                                                          531,266                 0.68
Exercised                                                                      (250,000)                0.53
                                                                       ----------------     ----------------
Balance, July 31, 1998                                                          281,266     $           0.69
                                                                       ================     ================
Exercisable, July 31, 1998                                                      281,266     $           0.69
                                                                       ================     ================


       The following is a summary of information about the Officers' Stock
         Option Plan options outstanding at July 31, 1998:


                         OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
----------------------------------------------------------------------    ----------------------------------
                                        WEIGHTED
                                        AVERAGE           WEIGHTED                              WEIGHTED
    RANGE OF                           REMAINING          AVERAGE                               AVERAGE
    EXERCISE           NUMBER         CONTRACTUAL         EXERCISE             NUMBER           EXERCISE
     PRICES         OUTSTANDING       LIFE (YEARS)         PRICE            EXERCISABLE          PRICE
----------------  ----------------  ----------------  ----------------    ----------------  ----------------
$          0.69            281,266               2.0  $          0.69              281,266  $          0.69
================  ================  ================  ================    ================  ================

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1998 AND 1997


4.     STOCKHOLDERS' EQUITY (CONTINUED):

       STOCK OPTION PLANS (CONTINUED):

       Activity of the Employees' Stock Option Plan is summarized as follows:


                                     OPTIONS OUTSTANDING
                                 ----------------------------
                                                    WEIGHTED
                                                    AVERAGE
                                                    EXERCISE
                                  SHARES             PRICE
                                 ----------        ----------
Balance, July 31, 1996            2,208,734        $     1.10
Granted                             800,000              1.36
Canceled                           (820,000)             1.72
                                 ----------        ----------
Balance, July 31, 1997            2,188,734              0.96
Exercised                           (50,000)             0.53
                                 ----------        ----------
Balance, July 31, 1998            2,138,734        $     0.90
                                 ==========        ==========
Exercisable, July 31, 1998        2,138,734        $     0.90
                                 ==========        ==========


       The following is a summary of information about the Employees' Stock
         Option Plan options outstanding at July 31, 1998:


                         OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
----------------------------------------------------------------------    ----------------------------------
                                        WEIGHTED
                                        AVERAGE           WEIGHTED                              WEIGHTED
    RANGE OF                           REMAINING          AVERAGE                               AVERAGE
    EXERCISE           NUMBER         CONTRACTUAL         EXERCISE             NUMBER           EXERCISE
     PRICES         OUTSTANDING       LIFE (YEARS)         PRICE            EXERCISABLE          PRICE
----------------  ----------------  ----------------  ----------------    ----------------  ----------------
$          0.69          1,338,734               2.3  $          0.69            1,338,734  $          0.69
           1.25            800,000               3.3             1.25              800,000             1.25
----------------  ----------------  ----------------  ----------------    ----------------  ----------------
$     0.69-1.25          2,138,734               2.4  $          0.90            2,138,734  $          0.90
================  ================  ================  ================    ================  ================

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1998 AND 1997



4.     STOCKHOLDERS' EQUITY (CONTINUED):

       STOCK OPTION PLANS (CONTINUED):

       Activity of the 1996 Stock Option Plan is summarized as follows:


                                                                                OPTIONS OUTSTANDING
                                                                       -------------------------------------
                                                                                                WEIGHTED
                                                                                                AVERAGE
                                                                                                EXERCISE
                                                                            SHARES               PRICE
                                                                       ----------------     ----------------
Balance, July 31, 1996                                                               --     $             --
Balance, July 31, 1997                                                               --                   --
Granted                                                                         350,000                 1.17
                                                                       ----------------     ----------------
Balance, July 31, 1998                                                          350,000     $           1.17
                                                                       ================     ================
Exercisable, July 31, 1998                                                       98,334     $           1.16
                                                                       ================     ================


       The following is a summary of information about the 1996 Stock Option
         Plan options outstanding at July 31, 1998:


                         OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
----------------------------------------------------------------------    ----------------------------------
                                        WEIGHTED
                                        AVERAGE           WEIGHTED                              WEIGHTED
    RANGE OF                           REMAINING          AVERAGE                               AVERAGE
    EXERCISE           NUMBER         CONTRACTUAL         EXERCISE             NUMBER           EXERCISE
     PRICES         OUTSTANDING       LIFE (YEARS)         PRICE            EXERCISABLE          PRICE
----------------  ----------------  ----------------  ----------------    ----------------  ----------------
$     1.16-1.19            350,000               6.0  $          1.17               98,334  $          1.16
================  ================  ================  ================    ================  ================

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1998 AND 1997



4.     STOCKHOLDERS' EQUITY (CONTINUED):

       OTHER OPTIONS GRANTED:

       Other options were granted to outside members of the Board of Directors and to the Table Mountain Tribe. The options were granted at the market value of the Company's common stock at the date of grant. Activity of other options granted is as follows:


                                                                                OPTIONS OUTSTANDING
                                                                       -------------------------------------
                                                                                                WEIGHTED
                                                                                                AVERAGE
                                                                                                EXERCISE
                                                                            SHARES               PRICE
                                                                       ----------------     ----------------
Balance, July 31, 1996                                                          415,000     $           1.06
Granted                                                                         115,000                 1.25
Canceled                                                                       (127,500)                1.63
                                                                       ----------------     ----------------
Balance, July 31, 1997                                                          402,500                 0.93
Granted                                                                          75,000                 1.19
Exercised                                                                       (92,500)                0.58
                                                                       ----------------     ----------------
Balance, July 31, 1998                                                          385,000     $           1.06
                                                                       ================     ================
Exercisable, July 31, 1998                                                      325,000     $           1.03
                                                                       ================     ================


       The following is a summary of information about other options outstanding at July 31, 1998:


                         OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
----------------------------------------------------------------------    ----------------------------------
                                        WEIGHTED
                                        AVERAGE           WEIGHTED                              WEIGHTED
    RANGE OF                           REMAINING          AVERAGE                               AVERAGE
    EXERCISE           NUMBER         CONTRACTUAL         EXERCISE             NUMBER           EXERCISE
     PRICES         OUTSTANDING       LIFE (YEARS)         PRICE            EXERCISABLE          PRICE
----------------  ----------------  ----------------  ----------------    ----------------  ----------------
$      0.53-0.69           145,000               1.0  $          0.61              145,000  $          0.61
       1.19-1.25           190,000               8.0             1.23              130,000             1.23
            1.75            50,000               2.0             1.75               50,000             1.75
----------------  ----------------  ----------------  ----------------    ----------------  ----------------
$     0.53-1.75            385,000               3.4  $          1.06              325,000  $          1.03
================  ================  ================  ================    ================  ================

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1998 AND 1997



4.     STOCKHOLDERS' EQUITY (CONTINUED):

       OTHER OPTIONS GRANTED (CONTINUED):

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


                                                                             1998                 1997
                                                                       ----------------     ----------------
Net income:
  As reported                                                          $      3,069,000     $     4,468,000
  Proforma                                                                    3,011,000           4,454,000
Earnings per share:
  Basic:
     As reported                                                                   0.20                0.30
     Proforma                                                                      0.20                0.30
  Diluted:
     As reported                                                                   0.19                0.28
     Proforma                                                                      0.19                0.28

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1998 AND 1997



4.     STOCKHOLDERS' EQUITY (CONTINUED):

       OTHER OPTIONS GRANTED (CONTINUED):

       The fair value of each award under the stock option plans is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of the options and warrants with extension of exercise periods:


                                                                    1998                       1997
                                                           ----------------------     ----------------------
                                                                                          EMPLOYEE STOCK
                                                               EMPLOYEE STOCK           OPTION PLAN, OTHER
                                                              OPTION PLAN AND              OPTIONS AND
                                                               OTHER OPTIONS                 WARRANTS
                                                           ----------------------     ----------------------
Expected stock price volatility                                   75.5% and 76.1%            83.4% and 97.8%
Expected option/warrant lives                                            5 and 10                    2 and 5
Expected dividend yield                                                        --                         --
Risk-free interest rates                                        5.6% and 5.8-5.9%              6.2% and 6.3%
Weighted-average fair value of
  warrants/options granted during year                     $        0.76 and 0.99     $        0.56 and 0.94

5.     INCOME TAXES:

       The income tax expense for 1998 and 1997 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:


                                                                 1998          %           1997          %
                                                           ----------------  ------  ----------------  -----
Statutory federal tax rate                                 $      1,691,000      34  $      2,415,000     34
Change in net deferred tax assets                                    (2,000)     --                --     --
State income tax, net of federal benefit                            200,000       4           275,000      4
Utilization of capital loss carryforward                                 --      --           (60,000)    (1)
Other                                                                16,000      --             5,000     --
                                                           ----------------  ------  ----------------  -----
Effective tax expense                                      $      1,905,000      38   $     2,635,000     37
                                                           ================  ======  ================  =====

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1998 AND 1997



6.     SEGMENT INFORMATION:

       Revenues, operating income (loss) (excluding amortization and depreciation and minority interest), identifiable assets, capital expenditures, and depreciation and amortization are as follows:

                                                                                        1998                 1997
                                                                                  ----------------     ----------------
           Revenues:
              Casino consulting                                                   $     8,565,000      $     9,050,000
                                                                                  ================     ================
           Operating income (loss):
              Casino consulting                                                   $     6,784,000      $     7,358,000
              Death care                                                                  (61,000)                   --
              Corporate                                                                (1,255,000)          (1,182,000)
                                                                                  ----------------     ----------------
                                                                                  $     5,468,000      $     6,176,000
                                                                                  ================     ================
           Identifiable assets:
              Casino consulting                                                   $    15,456,000      $    15,768,000
              Death care                                                                 3,750,000           3,603,000
              Corporate                                                                  1,981,000           1,201,000
                                                                                  ----------------     ----------------
                                                                                  $    21,187,000      $    20,572,000
                                                                                  ================     ================
           Capital expenditures:
              Death care                                                          $       148,000      $     3,603,000
              Corporate                                                                 1,369,000               46,000
                                                                                  ----------------     ----------------
                                                                                  $     1,517,000      $     3,649,000
                                                                                  ================     ================
           Depreciation and amortization:
              Casino consulting                                                   $        72,000      $        95,000
              Corporate                                                                    50,000               49,000
                                                                                  ----------------     ----------------
                                                                                  $       122,000      $       144,000
                                                                                  ================     ================

       There were no intersegment sales during 1998 and 1997.

7. FORMATION OF NEW SUBSIDIARY:

       In September, 1996, the Company formed a new subsidiary, G & L
         Acquisition Corp. ("G & L"). G & L sought business opportunities involving the establishment or acquisition of a California card room, a gaming business located on a ship which sails to international waters from home ports in the United States or elsewhere and/or a leisure business ("Target Business").

       G & L sold additional shares of its common stock through a private placement to "accredited investors" as such term is defined in Regulation D under the Securities Act of 1933. The private placement resulted in the sale of 1,992,000 shares at a price of $1.55 per share. The net proceeds from the sale, after the costs of the offering, and the capital contributed by the initial investors, totaled approximately $2,625,000.

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1998 AND 1997



7.     FORMATION OF NEW SUBSIDIARY (CONTINUED):

       The Company was not able to find, within an 18-month period as provided in the private placement memorandum, an investment which met specific investment criteria. As a result, in the year ended July 31, 1998, investors were given a refund of their original investment. In connection with the refund, the Company incurred investor reparation expenses of $550,000. The Company also recorded a reduction of its capital in excess of par by $1,559,000 and retained earnings by $36,000 in connection with the refund. The transaction resulted in G & L becoming a wholly-owned subsidiary at July 31, 1998. It was 64% owned at July 31, 1997.

       At July 31, 1997, G & L had $2,684,000 of cash and cash equivalents, which is reported as restricted cash in the accompanying consolidated balance sheets and could only be used for the purposes specified previously.

8.     LAND TRANSACTIONS:

       In October, 1996, the Company purchased approximately 162 acres of land in Las Vegas, Nevada. In connection with the purchase, the Company granted an option to the seller of the land to repurchase the land. The option holder exercised the option in February, 1997 and the Company recognized a gain of approximately $182,000.

       In May, 1997, the Company purchased approximately 40 acres of land in North Las Vegas, Nevada for approximately $3,500,000. The Company intends to develop the property as a funeral home and cemetery. However, development has been delayed while the Clark County, Nevada government finalizes its plan for construction of a flood control project for the area. In the event the flood control project is built as intended, the Company would not have to build major water control culverts on the cemetery project. The Company is awaiting additional progress on the construction of the flood control project before it begins development of the property. See Note 9.

       In February, 1998, the Company acquired an additional 20 acre parcel of undeveloped land in North Las Vegas, Nevada for $1,350,000. The land will be held for future development or sale.

9.     COMMITMENTS AND CONTINGENCIES:

       a)  COMMITMENTS:

           1)   Operating leases:

                The Company leases automobiles and office space under operating leases expiring in various years through 2001.

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1998 AND 1997



9.     COMMITMENTS AND CONTINGENCIES (CONTINUED):

       a)  COMMITMENTS (CONTINUED):

           1)   Operating leases (continued):

                Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of July 31, 1998 for each of the next five years are:


       YEAR                                              AMOUNT
------------------                                  ----------------
       1999                                         $        164,000
       2000                                                  130,000
       2001                                                   90,000
       2002                                                       --
       2003                                                       --
                                                    ----------------
                                                    $        384,000
                                                    ================

                Lease expense was $154,000 and $163,000 for the years ended July
                  31, 1998 and 1997, respectively.

           2) Lines of credit:

                At July 31, 1997, the Company had revolving lines of credit totaling $2,000,000 with two banks. One line for $1,000,000 expires in December, 1998 and bears interest at 2.5% above a referenced prime rate. Certificates of deposit totaling $500,000 collateralize the line. The other $1,000,000 line of credit is unsecured, expires in December, 1998 and bears interest at 1% above an indexed prime rate. At July 31, 1998, no funds were outstanding on the lines of credit. See Note 11.

           3) Construction loan commitment:

                The Company has a construction loan commitment from a financial institution to provide temporary and permanent financing for up to $4,000,000 of the costs to develop and construct the planned funeral home and cemetery. Interest on the construction loan will be charged at 1% above the prime rate on funds drawn on the loan. Upon completion of the project, the financial institution has committed to provide a seven year permanent loan with interest at 3% above an interest rate index, which is based on United States Treasury Securities rates. The commitment expires in December, 1998.

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1998 AND 1997



9.     COMMITMENTS AND CONTINGENCIES (CONTINUED):

       b) CONCENTRATIONS OF CREDIT RISK:

           The Company's cash, cash equivalents and restricted cash are on deposit with two financial institutions which are FDIC insured on amounts up to $100,000.

           Virtually all the Company's revenues and related receivables are derived from the consulting agreement with the Table Mountain Casino. Generally, these receivables are unsecured. The carrying value of receivables approximates their fair value.

       c)  EMPLOYMENT AGREEMENTS:

           In July, 1995, the Company entered into employment agreements with certain key executives which expire in 2002. The employment agreements provide for, among other things, annual base compensation, participation in bonus plans and life insurance. The agreements also contain severance provisions which provide for payments to the executives in the event of their termination after a change in control, as defined. The severance provisions provide for a compensation payment equal to 2.99 times the annual salary paid to the executive at the time of the change of control, as well as accelerated payment of accrued bonuses payable to the executives under the Company's compensation policies and an additional payment based on the number of stock options which the key executives have not exercised within three months of their termination of employment. Aggregate annual salaries guaranteed by the agreements are $732,000. At July 31, 1998, the estimated amount that would have been payable as severance compensation under the agreements to these executives based on compensation and stock options was $3,188,000.

10.    RETIREMENT PLAN:

       All of the Company's employees participate in a simplified employee pension plan. Employer contributions to the Plan are made on a discretionary basis and were $104,000 and $93,000 for the years ended July 31, 1998 and 1997, respectively.

11.    SUBSEQUENT EVENT:

       In August, 1998, the Company obtained a $2,900,000 line of credit with a bank. The line is totally secured by certificates of deposit as monies are drawn on the line. The line bears interest at 6.8%, interest only payments are due monthly and the line expires and is payable on December 31, 1999. At October 1, 1998, approximately $55,000 had been drawn on the line of credit.

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1998 AND 1997


11.    SUBSEQUENT EVENT (CONTINUED):

       In August, 1998, the Company committed to lend to the Table Mountain
         Tribe up to $2,900,000 for renovation and expansion of the Table Mountain Casino. The expansion will increase the Casino by approximately 47,000 square feet. Interest (at 9.5%) only payments are required until April 15, 1999 and principal and interest payments are due thereafter until December 31, 1999, the maturity date of the loan. The loan is secured by revenues from the Table Mountain Casino.

                                 EXHIBIT INDEX

Exhibit
  No.                             Description
-------                           -----------
  3.1      Articles of Incorporation and By Laws of the Company. (1)

  3.2 Certificate of Amendment to Articles of Incorporation of the Company.(5)

  3.3 Certificate of Amendment to Articles of Incorporation of the Company.(6)

  4.1 Warrant Certificate between the Company and Jay H. Brown dated July 23, 1991. (2)

  10.1 American Casino Enterprises, Inc. 1991 Officers Stock Option Plan, as amended. (3)

  10.2     American Casino Enterprises, Inc. 1992 Employees Stock Option Plan.
           (3)

  10.3     American Casino Enterprises, Inc. 1996 Stock Option Plan. (3)

  10.4 Management Consultant Contract dated March 27, 1993 between the Company and the Table Mountain Tribe.(5)

  10.5 Employment Agreement between the Company and Ronald J. Tassinari dated July 20, 1995. (6)

  10.6 Employment Agreement between the Company and Audrey K. Tassinari dated July 20, 1995. (6)

  10.7 Employment Agreement between the Company and Roy K. Keefer dated July 20, 1995. (6)

  10.8 Letter Agreement dated September 11, 1995 between the Company and Table Mountain Rancheria. (6)

  10.9 Business Loan Agreement and Promissory Note dated November 15, 1994 between the Company and First Security Bank of Nevada. (6)

  10.10 Settlement Agreement, dated February 1, 1996, between the Company and the NIGC. (7)

  10.11 Termination Agreement, dated February 1, 1996, between the Company and the Table Mountain Tribe. Exhibit A to the Termination Agreement is set forth as Exhibit 99.1 below, and Exhibit B to the Termination Agreement is incorporated herein by reference from Exhibit 10.3 above.(7)

  10.12 Consulting Agreement, dated February 1, 1996, between the Company and the Tribe. (7)

  10.13 Option to Purchase and Escrow Instructions dated as of October 9, 1996, among the Company, Victorson & Associates, Inc., Fred Victorson and United Title of Nevada. (8)

  10.14 Purchase Agreement and Escrow Instructions dated October 9, 1996, among Victorson & Associates, Inc., Fred Victorson and the Company.
           (8)

Exhibit
  No.                                Description
-------                              -----------
  10.15 Joint Venture Agreement between the Company and the Table Mountain Tribe, dated as of February 1, 1996(8).

  10.16 Funding and Loan Agreement between the Auburn Tribe and the Table Mountain/ACES Joint Venture, dated February 1, 1996(8).

  10.17 Lease for the Company's offices dated March 14, 1996, between the Company and Tropicana Trail Limited Partnership(8).

  10.18 Agreement to terminate Funding and Loan Agreement, dated March 10, 1998, between the Company and the Auburn Tribe.

  10.19 Promissory Note, dated March 10, 1998, between the Company and the Auburn Tribe.

  10.20 Promissory Note and Loan Agreement, dated August 24, 1998, between the Company and the Table Mountain Tribe.

  10.21 Promissory Note and Loan Agreement, dated August 24, 1998, between the Company and United Security Bank.

  21.1     Subsidiaries of the Registrant

  23.1     Consent of Bradshaw, Smith & Co.

  27.1     Financial Data Schedules

  99.1 Order of the United States Department of the Interior, dated February 1, 1996. (7)

----------
(1) Incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for July 31, 1981.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for July 31, 1991.

(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-00905) declared effective on February 13, 1996.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1994.

(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1995.

(6) Incorporated by reference from the Company's Current Report on Form 8-K dated February 1, 1996.

(7) Incorporated by reference from the Company's Current Report on Form 8-K dated October 9, 1996.

(8) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended July 31, 1996.