Form 10QSB
period 1998-10-31
AMERICAN VANTAGE COMPANIES
filed 1998-12-14
CIK 315428

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           ----------------------------------------------------------

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998
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

                              Yes  X        No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value, 15,098,963 shares at December 9, 1998.

Transitional Small Business Disclosure Format  Yes _____  No  X

PART 1
FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                           AMERICAN VANTAGE COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                       OCTOBER 31, 1998 AND JULY 31, 1998

                                                              OCTOBER 31,      JULY 31,
                                                                 1998           1998
                                                              -----------    -----------
                                                              (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
      CASH AND CASH EQUIVALENTS                               $16,540,000    $15,371,000
      CONSULTING FEE AND OTHER RECEIVABLES                        312,000        180,000
      REFUNDABLE INCOME TAXES                                          --        311,000
      DEFERRED TAX ASSET                                            4,000          4,000
      PREPAID EXPENSES                                             79,000         31,000
                                                              -----------    -----------

          TOTAL CURRENT ASSETS                                 16,935,000     15,897,000
                                                              -----------    -----------

NOTE RECEIVABLE FROM TABLE MOUNTAIN TRIBE                         329,000             --
                                                              -----------    -----------

PROPERTY AND EQUIPMENT, NET                                       177,000        180,000
                                                              -----------    -----------

LAND HELD FOR INVESTMENT OR DEVELOPMENT                         5,101,000      5,101,000
                                                              -----------    -----------

OTHER ASSETS:
      DEPOSITS AND OTHER                                            9,000          9,000
                                                              -----------    -----------

                                                              $22,551,000    $21,187,000
                                                              ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      ACCOUNTS PAYABLE                                        $    20,000    $   126,000
      INCOME TAXES PAYABLE                                        163,000         10,000
      ACCRUED EXPENSES                                            250,000        143,000
                                                              -----------    -----------

          TOTAL CURRENT LIABILITIES                               433,000        279,000
                                                              -----------    -----------

NOTE PAYABLE                                                      329,000             --
                                                              -----------    -----------

COMMITMENTS                                                            --             --

STOCKHOLDERS' EQUITY:
      COMMON STOCK, $.01 PAR; 30,000,000 SHARES
        AUTHORIZED; 15,098,963 AND 15,086,463
        SHARES ISSUED AND OUTSTANDING                             151,000        151,000
      PREFERRED STOCK, $.01 PAR; 10,000,000 SHARES
        AUTHORIZED; SHARES ISSUED AND OUTSTANDING - NONE               --             --
      CAPITAL IN EXCESS OF PAR                                  3,330,000      3,324,000
      RETAINED EARNINGS                                        18,308,000     17,433,000
                                                              -----------    -----------

                                                               21,789,000     20,908,000
                                                              -----------    -----------

                                                              $22,551,000    $21,187,000
                                                              ===========    ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           AMERICAN VANTAGE COMPANIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                       1998             1997
                                                                   ------------     ------------
REVENUES:
     CASINO CONSULTING FEES                                        $  2,130,000     $  2,310,000
                                                                   ------------     ------------
COSTS AND EXPENSES:
     CASINO CONSULTING                                                  452,000          356,000
     DEATH CARE OPERATIONS                                               31,000               --
     GENERAL AND ADMINISTRATIVE                                         388,000          254,000
     AMORTIZATION AND DEPRECIATION                                        8,000           35,000
     MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY              --            8,000
                                                                   ------------     ------------

                                                                        879,000          653,000
                                                                   ------------     ------------

     INCOME FROM OPERATIONS                                           1,251,000        1,657,000
                                                                   ------------     ------------
OTHER INCOME:
     INTEREST                                                           226,000          224,000
     MISCELLANEOUS                                                           --            7,000
                                                                   ------------     ------------

                                                                        226,000          231,000
                                                                   ------------     ------------

     INCOME BEFORE INCOME TAXES                                       1,477,000        1,888,000
                                                                   ------------     ------------
INCOME TAX EXPENSE:
     CURRENT:
       STATE                                                            (96,000)        (114,000)
       FEDERAL                                                         (506,000)        (607,000)
                                                                   ------------     ------------

                                                                       (602,000)        (721,000)
                                                                   ------------     ------------

     NET INCOME                                                    $    875,000     $  1,167,000
                                                                   ============     ============
EARNINGS PER COMMON SHARE:
     BASIC                                                         $       0.06     $       0.08
                                                                   ============     ============
     DILUTED                                                       $       0.05     $       0.07
                                                                   ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     AND COMMON SHARE EQUIVALENTS:
     BASIC                                                           15,095,000       14,868,000
     STOCK OPTIONS AND WARRANTS                                         903,000        1,067,000
                                                                   ------------     ------------
     DILUTED                                                         15,998,000       15,935,000
                                                                   ============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           AMERICAN VANTAGE COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                               1998             1997
                                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                            $    875,000     $  1,167,000
                                                                           ------------     ------------

     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED (USED) BY
       OPERATING ACTIVITIES:
       AMORTIZATION AND DEPRECIATION                                              8,000           35,000
       MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY                    --            7,000
       CHANGES IN OTHER ASSETS AND LIABILITIES, NET                             285,000          193,000
                                                                           ------------     ------------

                                                                                293,000          235,000
                                                                           ------------     ------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                              1,168,000        1,402,000
                                                                           ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     NOTE RECEIVABLE FROM TABLE MOUNTAIN TRIBE                                 (329,000)              --
     PURCHASE OF LAND HELD FOR INVESTMENT OR DEVELOPMENT
       AND IMPROVEMENTS                                                              --          (57,000)
     PURCHASE OF PROPERTY AND EQUIPMENT, NET                                     (5,000)          (2,000)
                                                                           ------------     ------------

       NET CASH USED BY INVESTING ACTIVITIES                                   (334,000)         (59,000)
                                                                           ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     INCREASE IN CASH RESTRICTED AS TO USE                                           --          (14,000)
     PROCEEDS FROM LONG-TERM DEBT                                               329,000               --
     PROCEEDS FROM ISSUANCE OF COMMON STOCK                                       6,000               --
                                                                           ------------     ------------

       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                         335,000          (14,000)
                                                                           ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     1,169,000        1,329,000

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                            15,371,000       12,588,000
                                                                           ------------     ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                $ 16,540,000     $ 13,917,000
                                                                           ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     CASH PAID FOR STATE AND FEDERAL INCOME TAXES                          $    150,000     $     14,000
                                                                           ============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           AMERICAN VANTAGE COMPANIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEAR ENDED JULY 31, 1998 AND THREE MONTHS
                       ENDED OCTOBER 31, 1998 (UNAUDITED)



                                            COMMON STOCK                CAPITAL
                                      ---------------------------      IN EXCESS        RETAINED
                                        SHARES          DOLLARS         OF PAR          EARNINGS
                                      -----------     -----------     -----------     -----------
BALANCE, JULY 31, 1997                 14,867,958         149,000       4,892,000      14,400,000

ISSUANCE OF SHARES                        277,905           3,000          78,000

SHARES REPURCHASED AND RETIRED            (59,400)         (1,000)        (87,000)

RETIREMENT OF MINORITY INTEREST IN
  SUBSIDIARY                                                           (1,559,000)        (36,000)

NET INCOME FOR THE YEAR                                                                 3,069,000
                                      -----------     -----------     -----------     -----------

BALANCE, JULY 31, 1998                 15,086,463         151,000       3,324,000      17,433,000

ISSUANCE OF SHARES                         12,500              --           6,000

NET INCOME FOR THE PERIOD                                                                 875,000
                                      -----------     -----------     -----------     -----------

BALANCE, OCTOBER 31, 1998              15,098,963     $   151,000     $ 3,330,000     $18,308,000
                                      ===========     ===========     ===========     ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED OCTOBER 31, 1998

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

As permitted by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of American Vantage Companies and its subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated. For additional disclosures, refer to the Annual Report on Form 10-KSB of the Company for the year ended July 31, 1998.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

Certain amounts in the interim period financial statements for Fiscal 1998 have been reclassified for comparability with the current period presentation.

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

NOTE 2 - INDIAN GAMING OPERATIONS

TABLE MOUNTAIN CASINO & BINGO

The Company has a consulting agreement with the Table Mountain Band of Indians (the "Table Mountain Tribe") for the Table Mountain Casino & Bingo (the "Table Mountain Casino") in Friant, California. Additionally, effective February 1, 1996, the Company and the Table Mountain Tribe signed a termination agreement of the March 1993 agreement under which a monthly payment of $350,000 will be paid to the Company through January 2000, subject to meeting certain thresholds.

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

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED OCTOBER 31, 1998

                                   (UNAUDITED)


The Company will continue to receive a monthly payment of $350,000 in accordance with terms of the termination agreement signed in February 1996. These payments will continue to January 2000.

The Company is obligated, under certain circumstances, to loan the Table Mountain Tribe up to $4,000,000. As a part of this commitment, in August 1998, the Company committed to lend to the Table Mountain Tribe up to $2,900,000 for renovation and expansion of the Table Mountain Casino. The expansion will increase the size of the casino by 47,000 square feet. Interest (at 9.5%) only payments are required until April 15, 1999 and principal and interest payments are due thereafter until December 3, 1999, the maturity date of the loan. The loan is secured by revenues from the Table Mountain Casino. (See Note 5).

TRIBAL-STATE COMPACT

In July 1998, the tribal government leaders of the Table Mountain Tribe signed a Tribal-State compact with the State of California. The compact contains various stipulations and regulations regarding gaming which will be permitted at the Table Mountain Casino.

The agreement expires January 1, 2009. It contains a renewal option for two additional five (5) year periods upon written notice of renewal to the Governor of California prior to the expiration date. The options for renewal may be denied if the Tribe has been found to have engaged in unauthorized Class III gaming on two or more occasions or has committed violations of the terms of the compact on five or more occasions.

The compact permits two types of lottery based machines, the Indian Video Lottery Match Game and the Indian Video Lottery Scratcher Game. The Table Mountain Casino will be permitted to operate 975 of these machines in total. The Table Mountain Tribe has been allotted 199 of these devices. Additional machines may be licensed from other Federally recognized tribes for an annual fee of up to $5,000 per machine.

The Table Mountain Casino will be permitted to operate existing video gaming devices for an open-ended transition period so long as new electronic lottery devices are unavailable or competing tribes continue to operate video gaming devices without a state compact. Prototypes of the lottery based machines proposed in the compact are presently undergoing testing at some Indian casinos, including Table Mountain Casino. Presently, there is no way to confirm whether the lottery based machines provided for in the compact will produce an income stream consistent with those devices now being played at the Table Mountain Casino. In the event the new machines do not produce an income stream consistent with that being experienced at the Table Mountain Casino, the resulting decline in revenue and profits of the Casino may have a materially adverse effect on the consulting fees earned by the Company under its consulting agreement with the Table Mountain Tribe.

The compact provides that employees of the Table Mountain Casino will be offered California workers' compensation, unemployment insurance, disability insurance and guaranteed the right to engage in collective bargaining activities. Patrons of the casino will have the right to require binding arbitration of

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED OCTOBER 31, 1998

                                   (UNAUDITED)


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

The compact contains an option to terminate the agreement and enter into the alternative compact set out in a proposition ("Prop 5") on the November 1998 California state ballot if that initiative passed and was not held to be unconstitutional. Prop 5 passed in the November ballot, however, the constitutionality of the proposition is being challenged in the California judicial system.

The Table Mountain Compact was sent to the Secretary of the Interior for review and approval. On October 7, 1998, the Department of Interior ("Interior") disapproved the Table Mountain Compact because of internal election dispute matters. However, Interior subsequently indicated that if the entire membership (General Council) voted to approve the compact, they would approve it expeditiously. The membership met October 22, 1998 and the majority voted to support the Compact.

UNITED AUBURN INDIAN COMMUNITY

In February 1996, the Company formed a joint venture with the Table Mountain Tribe to provide consulting services to the United Auburn Indian Community ("the Auburn Tribe"). The purpose of the joint venture was to assist in the development of a Class II casino to be built and owned by the Auburn Tribe near Sacramento, California. The Company had an 80% interest in the joint venture.

During the period from February 1996 through January 1998, the joint venture provided monthly payments of $22,500 to the Auburn Tribe for tribal needs. The payments were capitalized as consulting agreement acquisition costs. Also, the joint venture paid for predevelopment costs incurred in the process of acquiring land, which would be placed into trust for the Tribe. These advances to the Auburn Tribe by the Company were capitalized. The land was to be utilized for the casino site and other tribal uses.

In March 1998, Company management believing the project could not be completed in a time frame that was in the best interests of its stockholders withdrew with its joint venture partner, the Table Mountain Tribe, from the arrangement. The joint venture and the Auburn Tribe in March 1998 signed an agreement providing that under certain circumstances advances of $413,000 would be repaid from the future operations of the planned Auburn casino. The Company wrote off its investment in the project and the advances made to the Auburn Tribe ($861,000 combined) in the second quarter of Fiscal 1998. As of October 31, 1998, the Auburn Tribe had not placed land into trust for the casino site.

NOTE 3 - CONSULTING AGREEMENT ACQUISITION COSTS

Consulting agreement acquisition costs related to the Table Mountain Tribe contract were amortized over a 27 month period that ended in May 1998.

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED OCTOBER 31, 1998

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

The Company was not able to find, within an 18 month period as provided in the private placement memorandum, an investment that met specific investment criteria. As a result, in the fourth quarter of Fiscal 1998, investors were given a refund of their original investment. In connection with the refund, the Company incurred investor reparation expenses of $550,000. The Company also recorded a reduction of its capital in excess of par by $1,559,000 and retained earnings by $36,000 in connection with the refund. The transaction resulted in G & L becoming a wholly owned subsidiary at July 31, 1998. It was previously a 64% owned subsidiary.

NOTE 5 - NOTE PAYABLE

In August 1998, the Company obtained a $2,900,000 line of credit with a bank. The line is totally secured by certificates of deposit as monies are drawn on the line. The line bears interest at 6.8%, interest only payments are due monthly and the line expires and is payable on December 31, 1999. At October 31, 1998, approximately $329,000 had been drawn on the line.

NOTE 6 - SUBSEQUENT EVENT

On November 12, 1998, Sitka Restaurant Group, Inc. ("Sitka"), a wholly-owned subsidiary of the Company, entered into a license agreement (the "License Agreement") with World Championship Wrestling, Inc. ("WCW") to create and develop one or more themed restaurants to be named the WCW Nitro Grill. The Company agreed to guarantee all payments due from Sitka to WCW.

The License Agreement will commence on the earlier of May 1, 1999 or the opening of the first WCW Nitro Grill and will remain in effect so long as Sitka continues to open a minimum number of restaurants or, in the alternative, meet certain minimum royalties. The License Agreement provides for Sitka to make certain minimum guaranteed payments upon opening of each restaurant and annually thereafter to WCW against royalties payable to WCW based on the gross sales of food and beverages, merchandise and fee-based attractions and/or promotions.

On November 19, 1998, Sitka entered into a ten-year lease for restaurant space with New Castle Corp. for the location of the first WCW Nitro Grill. The first WCW Nitro Grill will be located in the Excalibur Hotel and Casino in Las Vegas, Nevada. The Company expects to expend approximately $2,500,000 to

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED OCTOBER 31, 1998

                                   (UNAUDITED)


develop the restaurant.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED OCTOBER 31, 1998 VERSUS THREE MONTH PERIOD ENDED OCTOBER 31, 1997

REVENUES

Casino consulting fees in the three month period ended October 31, 1998 ("the Fiscal 1999 Period") decreased 7.8% to $2,130,000 from $2,310,000 for the three month period ended October 31, 1997 ("the Fiscal 1998 Period"), and were derived from the consulting agreement the Company has with the Table Mountain Band of Indians (the "Tribe") for the operation of the Table Mountain Casino & Bingo (the "Table Mountain Casino"), which is located near Fresno, California.

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

The Company is obligated, under certain circumstances, to loan the Table Mountain Tribe up to $4,000,000. As a part of this commitment, in August 1998, the Company committed to lend to the Table Mountain Tribe up to $2,900,000 for renovation and expansion of the Table Mountain Casino. The expansion will increase the size of the casino by 47,000 square feet. Interest (at 9.5%) only payments are required until April 15, 1999 and principal and interest payments are due thereafter until December 3, 1999, the maturity date of the loan. The loan is secured by revenues from the Table Mountain Casino.

COSTS AND EXPENSES

Casino consulting expenses in the three month period ended October 31, 1998, increased to $452,000, up by 27.0%, from $356,000 in the comparable quarter in Fiscal 1998. This is attributed to increased employee compensation costs, political contributions and corporate legal fees.

General and administrative expenses in the first quarter of Fiscal 1999 increased by $134,000 or 52.8% over the comparable quarter of Fiscal 1998. The increase is attributable mainly to employee compensation, political contributions and legal fees.

Amortization and depreciation was $8,000 and $35,000 in the three month periods ended October 31, 1998 and 1997, respectively. Amortization is comprised of consulting agreement acquisition costs related to the Table Mountain Casino consulting agreement and were amortized over a 27 month period which ended in May 1998.

OTHER OPERATIONAL ITEMS

Interest income, represented principally by interest on time deposits with financial institutions, totaled $226,000 and $224,000 in the three month periods ended October 31, 1998 and 1997, respectively.

The Company recorded provisions of $96,000 and $114,000 for State of California income taxes for the three month periods ended October 31, 1998 and 1997, respectively.

Provisions of $506,000 and $607,000 were recorded for Federal income taxes currently payable for the three month periods ended October 31, 1998 and 1997, respectively.

Net income for the three month period ended October 31, 1998 was $875,000 or $0.05 per diluted common share compared to $1,167,000 or $0.07 per diluted common share for the three month period ended October 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES AT OCTOBER 31, 1998 AND THE THREE MONTH PERIOD THEN ENDED

At October 31, 1998, the Company had consolidated working capital of $16,502,000, as compared with working capital of $15,618,000 at July 31, 1998. The change resulted principally from a combination of increases of cash ($1,169,000), consulting fee and other receivables ($132,000), prepaid expenses ($48,000), income taxes payable ($153,000), accrued expenses ($107,000), and decreases of refundable income taxes ($311,000) and accounts payable ($106,000).

During the first three months of Fiscal 1999, the Company used $334,000 in investing activities as compared to $59,000 used by investing activities in the first three month period of Fiscal 1998. The Company loaned $329,000 to the Table Mountain Tribe as part of the Company's $2,900,000 commitment to the Tribe for the expansion of the Table Mountain Casino.

Financing activities for the three month period ended October 31, 1998 consisted of the proceeds from advances ($329,000) on the Company's $2,900,000 line of credit from a bank and $6,000 from the issuance of the Company's common stock.

The November 1997 amendment to the Table Mountain Casino consulting agreement extended the consulting period to June 30, 2000. The Company is obligated during the period of the consulting agreement, under certain circumstances, to loan the Table Mountain Tribe up to $4,000,000. If the loan is made, it will be repaid over the remaining period of the consulting agreement. In August 1998, the Company committed to lend to the Tribe up to $2,900,000 for renovation and expansion of the Table Mountain Casino. Interest (at 9.5%) only payments are required until April 15, 1999 and principal and interest payments are due thereafter until December 31, 1999, the maturity date of the loan. Revenues from the Table Mountain Casino secure the loan. At October 31, 1998, approximately $329,000 had been loaned to the Tribe.

The Company obtained a $2,900,000 line of credit from a bank. The line is totally secured by certificates of deposit as monies are drawn on the line. The line bears interest at 6.8%, interest only payments are due monthly and the line expires and is payable on December 31, 1999. At October 1, 1998, approximately $329,000 had been drawn on the line of credit.

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

In November 1998, a wholly-owned subsidiary of the Company entered into an agreement with World Championship Wrestling, Inc. ("WCW"), a Time Warner company (NYSE:TWX) to create and develop one or more themed restaurants. The Company expects to expend approximately $2,500,000 to develop the restaurant, which is scheduled to open in the spring of 1999. The Company will fund the cost to develop the restaurant from its working capital.

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

At October 31, 1998, the Company had revolving lines of credit totaling $2,000,000 with two banks. One line for $1,000,000 expires in December 1998 and bears interest at 2.5% above a referenced prime rate. Certificates of deposit totaling $500,000 collateralize the line. The other $1,000,000 line of credit is unsecured, expires in December 1998 and bears interest at 1% above an indexed prime (8.0%) at October 31, 1998. At October 31, 1998, no funds were outstanding on the lines of credit. The Company expects to renew these lines of credit under similar terms and conditions.

In July 1998, the tribal government leaders of the Table Mountain Tribe signed a Tribal-State compact with the State of California. The compact contains various stipulations and regulations regarding gaming which will be permitted at the Table Mountain Casino. The Tribe has submitted the compact to the Department of Interior for approval. See Note 2 - "Indian Gaming Operations - Tribal-State Compact" of Notes to Consolidated Financial Statements.

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

Included in this Item 1, and in the Notes to the Consolidated Financial Statements are certain forward-looking statements reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this report is filed, and that may have an effect on the Company's overall performance.

                                     PART II
                                OTHER INFORMATION

Item 1. See Part I, Note 2 of Notes to Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

                  (a)      Exhibits
                                    27.1 Financial Data Schedule

                  (b) A Form 8-K was filed by the Company with the Securities and Exchange Commission on December 2, 1998 reporting the Company's plans to develop a themed restaurant. *

----------
* Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 2, 1998.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AMERICAN VANTAGE COMPANIES

Dated:  December 11, 1998               By: /s/ Ronald J. Tassinari
        Las Vegas, Nevada                   Ronald J. Tassinari
                                            President
                                            (Principal Executive Officer)

                                            By: /s/ Roy K. Keefer
                                                Roy K. Keefer
                                                (Chief Financial Officer and
                                                Accounting Officer)

                                 Exhibit Index

               (a)  Exhibits
                        27.1 Financial Data Schedule