Form 10QSB
period 1999-01-31
AMERICAN VANTAGE COMPANIES
filed 1999-03-15
CIK 315428

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           ----------------------------------------------------------

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999
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

            Yes /X/                                         No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value, 15,118,963 shares at March 11, 1999.

Transitional Small Business Disclosure Format  Yes / /  No /X/

PART 1
FINANCIAL INFORMATION


Item 1. Financial Statements

American Vantage Companies
Consolidated Balance Sheets
January 31, 1999 and July 31, 1998

                                                       January 31,        July 31,
                                                           1999             1998
                                                       -----------       -----------
                                                       (Unaudited)
                                                       ----------
                        ASSETS
Current assets:
   Cash and cash equivalents                           $17,402,000       $15,371,000
   Consulting fee and other receivables                    282,000           180,000
   Refundable income taxes                                      --           311,000
   Deferred tax asset                                        4,000             4,000
   Deposits for restaurant operations                      314,000                --
   Prepaid expenses                                         81,000            31,000
                                                       -----------       -----------

       Total current assets                             18,083,000        15,897,000
                                                       -----------       -----------

Note receivable from Table Mountain Tribe                1,318,000                --
                                                       -----------       -----------

Property and equipment, net                                200,000           180,000
                                                       -----------       -----------

Land held for investment or development                  5,105,000         5,101,000
                                                       -----------       -----------

Other assets - deposits and other                            9,000             9,000
                                                       -----------       -----------

                                                       $24,715,000       $21,187,000
                                                       ===========       ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $    51,000       $   126,000
   Income taxes payable                                    374,000            10,000
   Accrued expenses                                        327,000           143,000
                                                       -----------       -----------

       Total current liabilities                           752,000           279,000
                                                       -----------       -----------

Note payable                                             1,318,000                --
                                                       -----------       -----------

Commitments                                                     --                --

Stockholders' equity:
   Common stock, $.01 par; 30,000,000 shares
   authorized; 15,118,963 and 15,086,463 shares
   issued and outstanding                                  151,000           151,000
   Preferred stock, $.01 par; 10,000,000 shares
   authorized; shares issued and outstanding - none             --                --
   Capital in excess of par                              3,344,000         3,324,000
   Retained earnings                                    19,150,000        17,433,000
                                                       -----------       -----------

                                                        22,645,000        20,908,000
                                                       -----------       -----------

                                                       $24,715,000       $21,187,000
                                                       ===========       ===========


See Notes to Consolidated Financial Statements.

American Vantage Companies
Consolidated Statements of Income
Three Months Ended January 31, 1999 and 1998
                (Unaudited)

                                                                   1999              1998
                                                                -----------       -----------
Revenues:
   Casino consulting fees                                       $ 2,040,000       $ 2,220,000
                                                                -----------       -----------

Costs and expenses:
   Casino consulting                                                512,000           376,000
   Restaurant operations                                            121,000                --
   Death care operations                                                 --                --
   General and administrative                                       338,000           294,000
   Amortization and depreciation                                      8,000            36,000
   Minority interest in net income of consolidated                       --             7,000
   subsidiary
                                                                -----------       -----------

                                                                    979,000           713,000
                                                                -----------       -----------

   Income from operations                                         1,061,000         1,507,000
                                                                -----------       -----------

Other income:
   Interest                                                         267,000           234,000
   Miscellaneous                                                         --             3,000
                                                                -----------       -----------

                                                                    267,000           237,000
                                                                -----------       -----------
   Income before write-off of project costs and
     advances and income taxes                                    1,328,000         1,744,000
                                                                -----------       -----------

Write-off of project costs and advances                                  --           861,000
                                                                -----------       -----------

   Income before income taxes                                     1,328,000           883,000
                                                                -----------       -----------

Income tax expense:
   Current:
     State                                                           45,000            51,000
     Federal                                                        441,000           281,000
                                                                -----------       -----------

                                                                    486,000           332,000
                                                                -----------       -----------

   Net income                                                   $   842,000       $   551,000
                                                                ===========       ===========

Earnings per common share:
   Basic                                                        $      0.06       $      0.04
                                                                ===========       ===========
   Diluted                                                      $      0.05       $      0.03
                                                                ===========       ===========

Weighted average number of common shares and common share
   equivalents:
   Basic                                                         15,119,000        15,063,000
   Stock options and warrants                                       863,000           976,000
                                                                -----------       -----------
   Diluted                                                       15,982,000        16,039,000
                                                                ===========       ===========


See Notes to Consolidated Financial Statements.

American Vantage Companies
Consolidated Statements of Income
Six Months Ended January 31, 1999 and 1998
           (Unaudited)

                                                                       1999               1998
                                                                    -----------       -----------
Revenues:
   Casino consulting fees                                           $ 4,170,000       $ 4,530,000
                                                                    -----------       -----------

Costs and expenses:
   Casino consulting                                                    964,000           733,000
   Restaurant operations                                                121,000                --
   Death care operations                                                 31,000                --
   General and administrative                                           726,000           548,000
   Amortization and depreciation                                         16,000            71,000
   Minority interest in net income of consolidated subsidiary                --            14,000
                                                                    -----------       -----------

                                                                      1,858,000         1,366,000
                                                                    -----------       -----------

   Income from operations                                             2,312,000         3,164,000
                                                                    -----------       -----------

Other income:
   Interest                                                             493,000           458,000
   Miscellaneous                                                             --            10,000
                                                                    -----------       -----------

                                                                        493,000           468,000
                                                                    -----------       -----------
   Income before write-off of project costs and
     advances and income taxes                                        2,805,000         3,632,000
                                                                    -----------       -----------

Write-off of project costs and advances                                      --           861,000
                                                                    -----------       -----------

   Income before income taxes                                         2,805,000         2,771,000
                                                                    -----------       -----------

Income tax expense:
   Current:
     State                                                              141,000           165,000
     Federal                                                            947,000           888,000
                                                                    -----------       -----------

                                                                      1,088,000         1,053,000
                                                                    -----------       -----------

   Net income                                                       $ 1,717,000       $ 1,718,000
                                                                    ===========       ===========

Earnings per common share:
   Basic                                                            $      0.11       $      0.12
                                                                    ===========       ===========
   Diluted                                                          $      0.11       $      0.11
                                                                    ===========       ===========

Weighted average number of common shares and common share
   equivalents:
   Basic                                                             15,107,000        14,966,000
   Stock options and warrants                                           883,000         1,030,000
                                                                    -----------       -----------
   Diluted                                                           15,990,000        15,996,000
                                                                    ===========       ===========


See Notes to Consolidated Financial Statements.

American Vantage Companies
Consolidated Statements of
Stockholders' Equity
Year Ended July 31, 1998 and Six
Months
Ended January 31, 1999 (Unaudited)







                                     Common stock                  Capital
                              ----------------------------         in excess           Retained
                                Shares            Dollars           of par             earnings
                              -----------        ---------        -----------        ------------

Balance, July 31, 1997         14,867,958        $ 149,000        $ 4,892,000        $ 14,400,000

Issuance of shares                277,905            3,000             78,000

Shares repurchased and            (59,400)          (1,000)           (87,000)
retired

Retirement of minority
interest in
  subsidiary                                                       (1,559,000)            (36,000)

Net income for the year                                                                 3,069,000
                              -----------        ---------        -----------        ------------

Balance, July 31, 1998         15,086,463          151,000          3,324,000          17,433,000

Issuance of shares                 32,500               --             20,000

Net income for the                                                                      1,717,000
period
                              -----------        ---------        -----------        ------------

Balance, January 31, 1999      15,118,963        $ 151,000        $ 3,344,000        $ 19,150,000
                              ===========        =========        ===========        ============


See Notes to Consolidated Financial Statements.

American Vantage Companies
Consolidated Statements of Cash Flows
Six Months Ended January 31, 1999 and 1998
(Unaudited)



                                                           1999                1998
                                                        ------------        ------------
Cash flows from operating activities:
   Net income                                           $  1,717,000        $  1,718,000
                                                        ------------        ------------

   Adjustments to reconcile net income to
     net cash provided (used) by operating
       activities:
     Amortization and depreciation                            16,000              47,000
     Minority interest in net income of                           --              14,000
       consolidated subsidiary
     Changes in other assets and liabilities, net            318,000           1,009,000
                                                        ------------        ------------

                                                             334,000           1,070,000
                                                        ------------        ------------

     Net cash provided by operating activities             2,051,000           2,788,000
                                                        ------------        ------------

Cash flows from investing activities:
   Note receivable from Table Mountain Tribe              (1,318,000)                 --
   Purchase of land held for investment or
     development and improvements                             (4,000)           (102,000)
   Purchase of property and equipment, net                   (36,000)             (4,000)
                                                        ------------        ------------

     Net cash used by investing activities                (1,358,000)           (106,000)
                                                        ------------        ------------

Cash flows from financing activities:
   Increase in cash restricted as to use                          --             (36,000)
   Proceeds from long-term debt                            1,318,000                  --
   Proceeds from issuance of common stock                     20,000              81,000
                                                        ------------        ------------

     Net cash provided by financing activities             1,338,000              45,000
                                                        ------------        ------------

Net increase in cash and cash equivalents                  2,031,000           2,727,000

Cash and cash equivalents, at beginning of period         15,371,000          12,588,000
                                                        ------------        ------------

                                                        $ 17,402,000        $ 15,315,000
                                                        ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for state and federal income taxes         $    425,000        $    706,000
                                                        ============        ============


See Notes to Consolidated Financial Statements.

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JANUARY 31, 1999

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

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JANUARY 31, 1999

                                   (UNAUDITED)


The Company will continue to receive a monthly payment of $350,000 in accordance with terms of the termination agreement signed in February 1996. These payments will continue through January 2000.

The Company is obligated, under certain circumstances, to loan the Table Mountain Tribe up to $4,000,000. As a part of this commitment, in August 1998, the Company committed to lend to the Table Mountain Tribe up to $2,900,000 for renovation and expansion of the Table Mountain Casino. The expansion will increase the size of the casino by approximately 60,000 square feet. Interest (at 9.5%) only payments are required until April 15, 1999 and principal and interest payments are due thereafter until December 3, 1999, the maturity date of the loan. The loan is secured by revenues from the Table Mountain Casino. At January 31, 1999, approximately $1,318,000 had been loaned to the Table Mountain Tribe. (See Note 5).

Management believes the maturity date of the loan will be extended and, as a result, the note is not classified as current.

TRIBAL-STATE COMPACT

In July 1998, the tribal government leaders of the Table Mountain Tribe signed a Tribal-State compact with the State of California. The Table Mountain Compact was also approved by the Secretary of the Interior. The compact contains various stipulations and regulations regarding gaming which will be permitted at the Table Mountain Casino.

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

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JANUARY 31, 1999

                                   (UNAUDITED)


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

The Table Mountain Compact has been approved by the Secretary of the Interior.

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

In March 1998, Company management believing the project could not be completed in a time frame that was in the best interests of its stockholders withdrew with its joint venture partner, the Table Mountain Tribe, from the arrangement. The joint venture and the Auburn Tribe in March 1998 signed an agreement providing that under certain circumstances advances of $413,000 would be repaid from the future operations of the planned Auburn casino. The Company wrote off its investment in the project and the advances made to the Auburn Tribe ($861,000 combined) in the second quarter of Fiscal 1998. As of January 31, 1999, the Auburn Tribe had not placed land into trust for the casino site.

NOTE 3 - CONSULTING AGREEMENT ACQUISITION COSTS

Consulting agreement acquisition costs related to the Table Mountain Tribe contract were amortized over a 27 month period that ended in May 1998.

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JANUARY 31, 1999

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

NOTE 5 - WCW NITRO GRILL

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

On November 19, 1998, Sitka entered into a ten-year lease for restaurant space with New Castle Corp. for the location of the first WCW Nitro Grill. The first WCW Nitro Grill will be located in the Excalibur Hotel and Casino in Las Vegas, Nevada and is scheduled to open in the Spring of 1999. The Company expects to expend approximately $2,500,000 to develop the restaurant.

NOTE 6 - NOTE PAYABLE

In August 1998, the Company obtained a $2,900,000 line of credit with a bank. The line is totally secured by certificates of deposit. The line bears interest at 6.8%, interest only payments are due monthly and the

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED JANUARY 31, 1999

                                  (UNAUDITED)

line expires and is payable on December 31, 1999. At January 31, 1999, approximately $1,318,000 had been drawn on the line. Bank officials have agreed to extend the maturity date of the loan to match the maturity date of the Company's loan to the Table Mountain Tribe. As a result, the note payable is not classified as current.

NOTE 7 - SUBSEQUENT EVENT

In February 1999, a wholly-owned subsidiary of the Company entered into an agreement with the owners/operators of the Border Grill Restaurants to develop a restaurant in the Mandalay Bay Resort & Casino in Las Vegas, Nevada. The subsidiary will have a 49% interest in the limited liability corporation which is developing the restaurant. The Company will use working capital to provide approximately $3,000,000 for the development of the restaurant, which is expected to open in the Spring of 1999.

NOTE 8 - YEAR 2000 COMPLIANCE

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

                                    PART 1

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION

MATERIAL CHANGES IN RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 1999 VERSUS SIX MONTHS ENDED JANUARY 31, 1998

REVENUES
Casino consulting fees in the six months ended January 31, 1999 ("Fiscal 1999") decreased 8.0% to $4,170,000 from the $4,530,000 recorded in the same period in Fiscal 1998, and were derived from the consulting agreement the Company has with the Table Mountain Band of Indians (the "Tribe") for providing consulting services to the Table Mountain Casino & Bingo (the "Table Mountain Casino"), which is located near Fresno, California.

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

The Company is obligated, under certain circumstances, to loan the Table Mountain Tribe up to $4,000,000. As a part of this commitment, in August 1998, the Company committed to lend to the Table Mountain Tribe up to $2,900,000 for renovation and expansion of the Table Mountain Casino. The expansion will increase the size of the casino by approximately 60,000 square feet. Interest (at 9.5%) only payments are required until April 15, 1999 and principal and interest payments are due thereafter until December 31, 1999, the maturity date of the loan. The loan is secured by revenues from the Table Mountain Casino.

COSTS AND EXPENSES
Casino consulting expenses in the six months ended January 31, 1999 increased to $964,000, or up 31.5%, from $733,000 in the comparable period in Fiscal 1998. This is comprised principally of increases in employee compensation costs, political contributions and legal fees.

The Company incurred startup expenses in connection with its development of the WCW (World Championship Wrestling) Nitro Grill, which is scheduled to open in the Spring of 1999. The restaurant is in the Excalibur Hotel and Casino in Las Vegas, Nevada. The Company estimates it will cost $2,500,000, including capital expenditures and startup costs, to develop the restaurant.

The development of the cemetery/funeral home project has been delayed while the Clark County, Nevada government finalizes its plans for construction of a flood control project for the area. See "Liquidity and Capital Resources" for additional discussion of the project.

General and administrative expenses in the six months ended January 31, 1999 increased by $178,000 or 32.5% from the comparable period of Fiscal 1998. The increase is attributed to additional employee compensation costs, political contributions and corporate legal fees.

Amortization and depreciation was $16,000 and $71,000 in the six months ended January 31, 1999 and 1998, respectively. Amortization is comprised of consulting agreement acquisition costs related to the Table Mountain Casino consulting agreement and were amortized over a 27 month period which ended in May 1998.

OTHER OPERATIONAL ITEMS
Interest income, represented principally by interest on time deposits with financial institutions, totaled $493,000 and $458,000 in the six months ended January 31, 1999 and 1998, respectively.

During the second quarter of Fiscal 1998, the Company charged operations $861,000 for the write-off of its investment in the Auburn project costs and advances related to the Auburn Tribe.

The Company recorded provisions of $141,000 and $165,000 for State of California income taxes for the six months ended January 31, 1999 and 1998, respectively.

Provisions of $947,000 and $888,000 were recorded for Federal income taxes currently payable for the six months ended January 31, 1999 and 1998, respectively.

Net income was $1,717,000 and $1,718,000 for the six months ended January 31, 1999 and 1998, respectively.

THREE MONTHS ENDED JANUARY 31, 1999 VERSUS THREE MONTHS ENDED JANUARY 31, 1998

REVENUES
Casino consulting fees from the Table Mountain Casino in the second quarter of Fiscal 1999 were $180,000 or 8.1% lower than those recorded in the second quarter of Fiscal 1998. This principally resulted from a lower consulting fee schedule in the amendment to the contract, which became effective February 1, 1998.

COSTS AND EXPENSES
Casino consulting expenses increased to $512,000 in the second quarter of Fiscal 1999 from $376,000 in the second quarter of Fiscal 1998. This resulted principally from increases in payroll and most expenses in this category.

The Company began to incur startup costs in connection with the development of the WCW Nitro Grill in the second quarter of Fiscal 1999.

General and administrative expenses were $338,000 for the second quarter of Fiscal 1999 and $294,000 for the second quarter of Fiscal 1998. The increase resulted mainly from higher employee compensation and legal costs.

OTHER OPERATIONAL ITEMS
Interest income increased to $267,000 in the second quarter of Fiscal 1999 from $234,000 in the second quarter of Fiscal 1998. The income is represented by interest earned on the Company"s bank deposits.

During the second quarter of Fiscal 1998, the Company charged operations $861,000 for the write-off of its investment in the Auburn project costs and advances related to the Auburn Tribe.

The Company recorded state income taxes of $45,000 and Federal income taxes of $441,000 for the three months ended January 31, 1999 as compared to state income taxes of $51,000 and Federal income taxes of $281,000 for the same period in Fiscal 1998.

Net income for the three months ended January 31, 1999 and 1998 was $843,000 and $551,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES AT JANUARY 31, 1999 AND THE SIX MONTHS THEN
ENDED

At January 31, 1999, the Company had consolidated working capital of $17,332,000, as compared with working capital of $15,618,000 at July 31, 1998. The change resulted principally from a combination of increases of cash ($2,031,000), income taxes payable ($364,000); prepaid expenses ($50,000), accrued expenses ($184,000) and consulting fee and other receivables ($102,000) and deposits for restaurant operations ($314,000) and reductions in accounts payable ($75,000) and refundable income taxes ($311,000).

During the six months ended January 31, 1999, investing activities used $1,358,000 as compared to $106,000 used by investing activities in the same period in Fiscal 1998. The cash used in investing activities in Fiscal 1999 was for a loan made to the Table Mountain Tribe ($1,318,000), to acquire additional office furniture and equipment ($36,000) and for capitalized costs related to the land held for investment or development ($4,000).

Financing activities in the six months ended January 31, 1999 were comprised of the proceeds from a bank loan ($1,318,000) and the issuance of common stock ($20,000).

The November 1997 amendment to the Table Mountain Casino consulting agreement extended the consulting period to June 30, 2000. The Company is obligated during the period of the consulting agreement, under certain circumstances, to loan the Table Mountain Tribe up to $4,000,000. If the loan is made, it will be repaid over the remaining period of the consulting agreement. In August 1998, the Company committed to lend to the Tribe up to $2,900,000 for renovation and expansion of the Table Mountain Casino. Interest (at 9.5%) only payments are required until April 15, 1999 and principal and interest payments are due thereafter until December 31, 1999, the maturity date of the loan. Management believes the maturity date of the note will be extended, however, the date has not been determined. Revenues from the Table Mountain Casino secure the loan. At January 31, 1999, approximately $1,318,000 had been loaned to the Tribe.

The Company obtained a $2,900,000 line of credit from a bank. The line is totally secured by certificates of deposit as monies are drawn on the line. The line bears interest at 6.8%, interest only payments are due monthly and the line expires and is payable on December 31, 1999. Bank officials have agreed to extend the maturity date of the loan to match the maturity date of the Company's loan to the Table Mountain Tribe. At January 31, 1999, approximately $1,318,000 had been drawn on the line of credit.

In Fiscal 1997, the Company purchased approximately 40 acres of land in North Las Vegas, Nevada for approximately $3,500,000. The Company plans to develop the property as a funeral home and cemetery.

The estimated cost to build the project, including the acquisition of the land, ranges from $8,000,000 to $12,000,000. The development of this property has been delayed while the Clark County, Nevada government finalizes its plan for construction of a flood control project for the area. In the event the flood control project is built as indicated, the Company would not have to build major water control culverts on the cemetery project and more of the land will be useable. The Company is awaiting additional progress on the construction of the flood control project before it begins development of the property.

Funds required to construct and develop the project will be provided from bank borrowings, cash on hand, and operations, or a combination of all three sources. Funds required for the property's operations, after completion of construction, initially will be provided by the Company's working capital, which is generated by other sources. Ultimately, management anticipates that the property will generate sufficient cash flow to maintain its operations independently

In November 1998, a wholly-owned subsidiary of the Company entered into an agreement with World Championship Wrestling, Inc. ("WCW"), a Time Warner company (NYSE:TWX) to create and develop one or more themed restaurants. The Company expects to expend approximately $2,500,000 to develop the first restaurant in the Excaliber Hotel and Casino in Las Vegas, Nevada. It is scheduled to open in the spring of 1999. The Company will fund the cost to develop the restaurant from its working capital.

In February 1999, a wholly-owned subsidiary of the Company entered into an agreement with the owners/operators of the Border Grill Restaurants to develop a restaurant in the Mandalay Bay Resort & Casino in Las Vegas, Nevada. The subsidiary will have a 49% interest in the limited liability corporation, which is developing the restaurant. The Company will use working capital to provide approximately $3,000,000 for the development of the restaurant, which is expected to open in the Spring of 1999.

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

At January 31, 1999, the Company had revolving lines of credit totaling $2,000,000 with two banks. One line for $1,000,000 expires in December 1999 and bears interest at 1.5% above a referenced prime rate. Certificates of deposit totaling $500,000 collateralize the line. The other $1,000,000 line of credit is unsecured, expires in December 1999 and bears interest at 1% above an indexed prime (8.5%) at January 31, 1999. At January 31, 1999, no funds were outstanding on the lines of credit.

In July 1998, the tribal government leaders of the Table Mountain Tribe signed a Tribal-State compact with the State of California. The compact contains various stipulations and regulations regarding gaming which will be permitted at the Table Mountain Casino. The compact was approved by the Department of Interior, however, the legal impact of California Proposition 5 has not been fully determined. See Note 2 - "Indian Gaming Operations - Tribal-State Compact" of Notes to Consolidated Financial Statements.

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




                                    AMERICAN VANTAGE COMPANIES

Dated:   March 15, 1999                  By: /s/ Ronald J. Tassinari
                                             ---------------------------------
         Las Vegas, Nevada                       Ronald J. Tassinari
                                                 President
                                                 (Principal Executive Officer )

                                         By: /s/ Roy K. Keefer
                                             ---------------------------------
                                                 Roy K. Keefer
                                                 (Chief Financial Officer and
                                                 Accounting Officer)

                                EXHIBIT INDEX


EX - 27.1      Financial Data Schedule