Form 10QSB
period 1999-04-30
AMERICAN VANTAGE COMPANIES
filed 1999-06-11
CIK 315428

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           ----------------------------------------------------------

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999
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

                  Yes ____X___               No___________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value, 14,800,363 shares at June 9, 1999.

Transitional Small Business Disclosure Format  Yes _______  No ___X___

      PART 1
      FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

      AMERICAN VANTAGE COMPANIES
      CONSOLIDATED BALANCE SHEETS
      APRIL 30, 1999 AND JULY 31, 1998

                                                                           APRIL 30,           JULY 31,
                                                                             1999                1998
                                                                             ----                ----
                                                                         (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                          $16,794,000          $15,371,000
      Consulting fee and other receivables                                   405,000              180,000
      Refundable income taxes                                                     --              311,000
      Deferred tax asset                                                       4,000                4,000
      Deposits for restaurant operations                                     649,000                   --
      Prepaid expenses                                                       228,000               31,000
                                                                         -----------          -----------

          Total current assets                                            18,080,000           15,897,000
                                                                         -----------          -----------

Note receivable from Table Mountain Tribe                                  2,087,000                   --
Property and equipment, net                                                  625,000              180,000
Land held for investment or development                                    5,105,000            5,101,000
Investment in unconsolidated subsidiary                                      500,000                   --
Other assets - deposits and other                                             10,000                9,000
                                                                         -----------          -----------

                                                                         $26,407,000          $21,187,000
                                                                         ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                   $   248,000          $   126,000
      Income taxes payable                                                   195,000               10,000
      Accrued expenses                                                        84,000              143,000
                                                                         -----------          -----------

          Total current liabilities                                          527,000              279,000
                                                                         -----------          -----------

Note payable                                                               2,203,000                   --
                                                                         -----------          -----------

Commitments                                                                       --                   --

Stockholders' equity:
      Common stock, $.01 par; 30,000,000 shares authorized;
        14,956,563 and 15,086,463 shares issued and outstanding              150,000              151,000
      Preferred stock, $.01 par; 10,000,000 shares authorized;
        shares issued and outstanding - none                                      --                   --
      Capital in excess of par                                             3,173,000            3,324,000
      Retained earnings                                                   20,354,000           17,433,000
                                                                         -----------          -----------

                                                                          23,677,000           20,908,000
                                                                         -----------          -----------

                                                                         $26,407,000          $21,187,000
                                                                         ===========          ===========

See Notes to Consolidated Financial Statements.

      AMERICAN VANTAGE COMPANIES
      CONSOLIDATED STATEMENTS OF INCOME
      THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                    (UNAUDITED)

                                                                                   1999                    1998
                                                                                   ----                    ----
Revenues:
      Casino Consulting Fees                                                    $  2,490,000           $  1,995,000
                                                                                ------------           ------------

Costs and expenses:
      Casino Consulting                                                              438,000                692,000
      Restaurant Operations                                                           86,000                     --
      Death Care Operations                                                               --                  8,000
      General and Administrative                                                     265,000                359,000
      Amortization and Depreciation                                                    9,000                 36,000
      Minority Interest in Net Income of Consolidated Subsidiary                          --                  9,000
                                                                                ------------           ------------

                                                                                     798,000              1,104,000
                                                                                ------------           ------------

      Income from Operations                                                       1,692,000                891,000
                                                                                ------------           ------------

Other income (expense):
      Interest Income                                                                252,000                247,000
      Interest Expense                                                               (44,000)                    --
      Miscellaneous                                                                   10,000                     --
                                                                                ------------           ------------

                                                                                     218,000                247,000
                                                                                ------------           ------------
      Income before Write-Off of Project Costs and
        Advances and Income Taxes                                                  1,910,000              1,138,000
                                                                                ------------           ------------

Write-off of project costs and advances                                                   --                     --
                                                                                ------------           ------------

      Income before Income Taxes                                                   1,910,000              1,138,000
                                                                                ------------           ------------

Income tax expense:
      Current:
        State                                                                         81,000                 68,000
        Federal                                                                      625,000                372,000
                                                                                ------------           ------------

                                                                                     706,000                440,000
                                                                                ------------           ------------

      Net income                                                                $  1,204,000           $    698,000
                                                                                ============           ============

Earnings per common share:
      Basic                                                                     $       0.08           $       0.05
                                                                                ============           ============
      Diluted                                                                   $       0.08           $       0.04
                                                                                ============           ============

Weighted average number of common shares and common share equivalents:
      Basic                                                                       15,058,000             15,133,000
      Stock options and warrants                                                     717,000                949,000
                                                                                ------------           ------------
      Diluted                                                                     15,775,000             16,082,000
                                                                                ============           ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

      AMERICAN VANTAGE COMPANIES
      CONSOLIDATED STATEMENTS OF INCOME
      NINE MONTHS ENDED APRIL 30, 1999 AND 1998
                          (UNAUDITED)

                                                                                   1999                    1998
                                                                                   ----                    ----
Revenues:
      Casino Consulting Fees                                                    $  6,660,000           $  6,525,000
                                                                                ------------           ------------

Costs and expenses:
      Casino Consulting                                                            1,402,000              1,425,000
      Restaurant Operations                                                          207,000                     --
      Death Care Operations                                                           31,000                  8,000
      General and Administrative                                                     991,000                907,000
      Amortization and Depreciation                                                   25,000                107,000
      Minority Interest in Net Income of Consolidated Subsidiary                          --                 23,000
                                                                                ------------           ------------

                                                                                   2,656,000              2,470,000
                                                                                ------------           ------------

      Income from Operations                                                       4,004,000              4,055,000
                                                                                ------------           ------------

Other income (expense):
      Interest Income                                                                745,000                705,000
      Interest Expense                                                               (44,000)                    --
      Miscellaneous                                                                   10,000                 10,000
                                                                                ------------           ------------

                                                                                     711,000                715,000
                                                                                ------------           ------------
      Income before Write-Off of Project Costs and
        Advances and Income Taxes                                                  4,715,000              4,770,000
                                                                                ------------           ------------

Write-off of project costs and advances                                                   --                861,000
                                                                                ------------           ------------

      Income before Income Taxes                                                   4,715,000              3,909,000
                                                                                ------------           ------------

Income tax expense:
      Current:
        State                                                                        222,000                233,000
        Federal                                                                    1,572,000              1,260,000
                                                                                ------------           ------------

                                                                                   1,794,000              1,493,000
                                                                                ------------           ------------

      Net income                                                                $  2,921,000           $  2,416,000
                                                                                ============           ============

Earnings per common share:
      Basic                                                                     $       0.19           $       0.16
                                                                                ============           ============
      Diluted                                                                   $       0.18           $       0.15
                                                                                ============           ============

Weighted average number of common shares and common share equivalents:
      Basic                                                                       15,091,000             15,021,000
      Stock options and warrants                                                     829,000              1,055,000
                                                                                ------------           ------------
      Diluted                                                                     15,920,000             16,076,000
                                                                                ============           ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

           AMERICAN VANTAGE COMPANIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           YEAR ENDED JULY 31, 1998 AND NINE MONTHS
           ENDED APRIL 30, 1999 (UNAUDITED)







                                                      COMMON STOCK
                                                  ----------------------         CAPITAL
                                                                                IN EXCESS         RETAINED
                                                  SHARES        DOLLARS          OF PAR           EARNINGS
                                                  ------        -------          ------           --------
Balance, July 31, 1997                          14,867,958     $ 149,000      $ 4,892,000      $ 14,400,000

Issuance of shares                                 277,905         3,000           78,000

Shares repurchased and retired                     (59,400)       (1,000)         (87,000)

Retirement of minority interest in
  subsidiary                                                                   (1,559,000)          (36,000)

Net income for the year                                                                           3,069,000
                                                -----------    ----------     ------------     -------------

Balance, July 31, 1998                          15,086,463       151,000        3,324,000        17,433,000

Issuance of shares                                  32,500            --           20,000

Shares repurchased and retired                    (162,400)       (1,000)        (171,000)

Net income for the period                                                                         2,921,000
                                                -----------    ----------     ------------     -------------

Balance, April 30, 1999                         14,956,563     $ 150,000      $ 3,173,000      $ 20,354,000
                                                ===========    ==========     ============     =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

      AMERICAN VANTAGE COMPANIES
      CONSOLIDATED STATEMENTS OF CASH FLOWS
      NINE MONTHS ENDED APRIL 30, 1999 AND 1998
                       (Unaudited)

                                                                                     1999                    1998
                                                                                     ----                    ----
Cash flows from operating activities:
      Net income                                                                  $  2,921,000           $  2,416,000
                                                                                  ------------           ------------

      Adjustments to reconcile net income to net cash provided (used) by operating activities:
        Amortization and depreciation                                                   25,000                107,000
        Minority interest in net income of consolidated subsidiary                          --                 23,000
        Changes in other assets and liabilities, net                                  (513,000)             1,140,000
                                                                                  ------------           ------------

                                                                                      (488,000)             1,270,000
                                                                                  ------------           ------------

        Net cash provided by operating activities                                    2,433,000              3,686,000
                                                                                  ------------           ------------

Cash flows from investing activities:
      Note receivable from Table Mountain Tribe                                     (2,087,000)                    --
      Purchase of land held for investment or development
        and improvements                                                                (4,000)            (1,454,000)
      Purchase of property and equipment, net                                         (470,000)               (16,000)
                                                                                  ------------           ------------

        Net cash used by investing activities                                       (2,561,000)            (1,470,000)
                                                                                  ------------           ------------

Cash flows from financing activities:
      Investment in Unconsolidated Subsidiary                                         (500,000)                    --
      Increase in cash restricted as to use                                                 --                (53,000)
      Proceeds from long-term debt                                                   2,203,000                     --
      Repurchase of common stock                                                      (172,000)               (51,000)
      Proceeds from issuance of common stock                                            20,000                 81,000
                                                                                  ------------           ------------

        Net cash provided (used) by financing activities                             1,551,000                (23,000)
                                                                                  ------------           ------------

Net increase in cash and cash equivalents                                            1,423,000              2,193,000

Cash and cash equivalents, at beginning of period                                   15,371,000             12,588,000
                                                                                  ------------           ------------

Cash and cash equivalents, at end of period                                       $ 16,794,000           $ 14,781,000
                                                                                  ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid for state and federal income taxes                                $  1,310,000           $  1,158,000
                                                                                  ============           ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1999

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

NOTE 2 - INDIAN GAMING OPERATIONS

TABLE MOUNTAIN CASINO & BINGO

The Company has a consulting agreement with the Table Mountain Rancheria Band of Indians (the "Table Mountain Tribe") for the Table Mountain Casino & Bingo (the "Table Mountain Casino") in Friant, California. Additionally, effective February 1, 1996, the Company and the Table Mountain Tribe signed a termination agreement of the March 1993 agreement under which a monthly payment of $350,000 will be paid to the Company through January 2000, subject to meeting certain thresholds.

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

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1999

                                   (UNAUDITED)



The Company will continue to receive a monthly payment of $350,000 in accordance with terms of the termination agreement signed in February 1996. These payments will continue through January 2000.

The Company is obligated, under certain circumstances, to loan the Table Mountain Tribe up to $4,000,000. As a part of this commitment, in August 1998, the Company committed to lend to the Table Mountain Tribe up to $2,900,000 for renovation and expansion of the Table Mountain Casino. The expansion will increase the size of the casino by approximately 60,000 square feet. Interest (at 9.5%) only payments are required until April 15, 1999 and principal and interest payments are due thereafter until December 31, 1999, the maturity date of the loan. The loan is secured by revenues from the Table Mountain Casino. At April 30, 1999, the loan balance was approximately $2,087,000. (See Note 6).

Management believes the maturity date of the loan will be extended and, as a result, the note is not classified as current.

See Note 8 - Subsequent Event.

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

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1999

                                   (UNAUDITED)



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

The Table Mountain Tribe and other California tribes are currently involved in discussions with the Governor of California to explore the possibility of developing new guidelines for existing and future gaming compacts. As of June 9, 1999, no definitive agreement has been reached as a result of the discussions.

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

NOTE 3 - CONSULTING AGREEMENT ACQUISITION COSTS

Consulting agreement acquisition costs related to the Table Mountain Tribe contract were amortized over

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1999

                                   (UNAUDITED)



a 27 month period that ended in May 1998.

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

NOTE 5 - RESTAURANT OPERATIONS

WCW NITRO GRILL

On November 12, 1998, Sitka Restaurant Group, Inc. ("Sitka"), a subsidiary of the Company, entered into a license agreement (the "License Agreement") with World Championship Wrestling, Inc. ("WCW") to create and develop one or more themed restaurants to be named the WCW Nitro Grill. The Company agreed to guarantee all payments due from Sitka to WCW.

The License Agreement commenced on May 1, 1999 and will remain in effect so long as Sitka continues to open a minimum number of restaurants or, in the alternative, meet certain minimum royalties. The License Agreement provides for Sitka to make certain minimum guaranteed payments upon opening of each restaurant and annually thereafter to WCW against royalties payable to WCW based on the gross sales of food and beverages, merchandise and fee-based attractions and/or promotions.

On November 19, 1998, Sitka entered into a ten-year lease for restaurant space with New Castle Corp. for the location of the first WCW Nitro Grill. The first WCW Nitro Grill is located in the Excalibur Hotel and Casino in Las Vegas, Nevada and opened in May of 1999. The Company plans to expend approximately $2,500,000, including capital expenditures and startup costs, to develop the restaurant.

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1999

                                   (UNAUDITED)



BORDER GRILL LAS VEGAS

In February 1999, a wholly-owned subsidiary of the Company entered into an agreement with the owners/operators of the Border Grill Restaurants to develop a restaurant in the Mandalay Bay Resort & Casino in Las Vegas, Nevada. The subsidiary will have a 49% interest in the limited liability corporation that is developing the restaurant. The Company will use working capital to provide approximately $3,000,000 for the development of the restaurant, which is expected to open in June 1999.


NOTE 6 - NOTE PAYABLE

In August 1998, the Company obtained a $2,900,000 line of credit with a bank. The line is totally secured by certificates of deposit. The line bears interest at 6.8%, interest only payments are due monthly and the line expires and is payable on December 31, 1999. At April 30, 1999, approximately $2,203,000 had been drawn on the line. Bank officials have agreed to extend the maturity date of the loan to match the maturity date of the Company's loan to the Table Mountain Tribe. As a result, the note payable is not classified as current.

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

NOTE 8 - SUBSEQUENT EVENT

In May 1999, the Company received formal notice from the legal counsel of the Table Mountain Rancheria Band of Indians that the General Council of the Table Mountain Rancheria had voted to terminate the Company's contract to provide casino consulting services to the Table Mountain Casino & Bingo. As of April 30, 1999 the Table Mountain Tribe owed the Company approximately $2,087,000. At the time of the termination, the Company collected all but $13,000 of the principal portion of the note receivable from the Table Mountain Tribe and collected all but $90,000 of consulting fees due as of April 30, 1999. As of June

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1999

                                   (UNAUDITED)



9, 1999, these two receivable amounts remain unpaid by the Table Mountain Tribe. Because management believes its contracts with the Table Mountain Tribe are valid and enforceable, the Company is reviewing its legal alternatives and considering appropriate action, which can be taken. Concurrent with receiving payment from the Table Mountain Tribe, the Company paid off the $2,203,000 note payable to a bank in May 1999.

The loss of casino consulting fees will have a material adverse effect on the operations of the Company. Although the Nitro Grill opened in May 1999, its contribution to income from operations cannot be expected to reach the level generated by the Table Mountain Casino contract. Company management is continuing its diversification efforts and is seeking other business opportunities to replace the consulting revenue received from the Table Mountain Casino. Until such time as, and if, these efforts are successful, the Company will utilize accumulated cash reserves to provide working capital for corporate operating expenses.

                                     PART 1

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATION

MATERIAL CHANGES IN RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 1999 VERSUS NINE MONTHS ENDED APRIL 30, 1998

REVENUES
Casino consulting fees in the nine months ended April 30, 1999 ("Fiscal 1999") increased 2.1% to $6,660,000 from the $6,525,000 recorded in the same period in Fiscal 1998, and were derived from the consulting agreement the Company has with the Table Mountain Rancheria Band of Indians (the "Tribe") for providing consulting services to the Table Mountain Casino & Bingo (the "Table Mountain Casino"), which is located near Fresno, California. See "Liquidity and Capital Resources" for further discussion of the contract.

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

COSTS AND EXPENSES
Casino consulting expenses in the nine months ended April 30, 1999 decreased to $1,402,000, or down 1.6%, from $1,425,000 in the comparable period in Fiscal 1998. This is comprised principally of decreases in employee compensation costs, legal costs and consultant fees offset by increases in political contributions and allocated corporate overhead expenses.

The Company incurred startup expenses of $207,000 in Fiscal 1999 in connection with its development of the WCW (World Championship Wrestling) Nitro Grill, which opened in May of 1999. The restaurant is in the Excalibur Hotel and Casino in Las Vegas, Nevada. The Company estimates it will cost $2,500,000, including capital expenditures and startup costs, to develop the restaurant.

The development of the cemetery/funeral home project has been delayed while the Clark County, Nevada government finalizes its plans for construction of a flood control project for the area. See "Liquidity and Capital Resources" for additional discussion of the project.

General and administrative expenses in the nine months ended April 30, 1999 increased by $84,000 or 9.3% from the comparable period of Fiscal 1998. The increase is attributed to additional political contributions and corporate legal fees, which were offset by decreases in consultant fees and loan origination costs.

Amortization and depreciation was $25,000 and $107,000 in the nine months ended April 30, 1999 and 1998, respectively. Amortization is comprised of consulting agreement acquisition costs related to the Table Mountain Casino consulting agreement and were amortized over a 27 month period which ended in May 1998.

OTHER OPERATIONAL ITEMS
Interest income, represented principally by interest on time deposits with financial institutions, totaled $745,000 and $705,000 in the nine months ended April 30, 1999 and 1998, respectively.

Interest expense in Fiscal 1999 totaled $44,000 for the nine months ended April 30, 1999.

During the second quarter of Fiscal 1998, the Company charged operations $861,000 for the write-off of its investment in the Auburn project costs and advances related to the Auburn Tribe.

The Company recorded provisions of $222,000 and $233,000 for State of California income taxes for the nine months ended April 30, 1999 and 1998, respectively.

Provisions of $1,572,000 and $1,260,000 were recorded for Federal income taxes currently payable for the nine months ended April 30, 1999 and 1998, respectively.

Net income was $2,921,000 and $2,416,000 for the nine months ended April 30, 1999 and 1998, respectively. Diluted earnings per share were $0.18 and $0.15 for the nine months ended April 30, 1999 and 1998, respectively.

THREE MONTHS ENDED APRIL 30, 1999 VERSUS THREE MONTHS ENDED APRIL 30, 1998

REVENUES
Casino consulting fees from the Table Mountain Casino in the third quarter of Fiscal 1999 were $495,000, or 24.8%, higher than those recorded in the third quarter of Fiscal 1998. This principally resulted from increased gaming activity and revenues at the casino.

COSTS AND EXPENSES
Casino consulting expenses decreased to $438,000 in the third quarter of Fiscal 1999 from $692,000 in the third quarter of Fiscal 1998. This resulted principally from decreases in payroll, legal expenses and consulting fees paid.

The Company incurred additional startup costs in connection with the development of the WCW Nitro Grill in the third quarter of Fiscal 1999.

General and administrative expenses were $265,000 for the third quarter of Fiscal 1999 and $359,000 for the third quarter of Fiscal 1998, a decrease of 26.2%. The decrease resulted mainly from lower employee compensation, legal fees and consultant fees paid.


OTHER OPERATIONAL ITEMS
Interest income increased to $252,000 in the third quarter of Fiscal 1999 from $247,000 in the third quarter of Fiscal 1998. The income is represented by interest earned on the Company"s bank deposits.

Interest expense in Fiscal 1999 totaled $44,000 for the three months ended April 30, 1999.

The Company recorded state income taxes of $81,000 and Federal income taxes of $625,000 for the three months ended April 30, 1999 as compared to state income taxes of $68,000 and Federal income taxes of $372,000 for the same period in Fiscal 1998.

Net income for the three months ended April 30, 1999 and 1998 was $1,204,000 and $698,000, respectively. Diluted earnings per share were $0.08 and $0.04 for the three months ended April 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES AT APRIL 30, 1999 AND THE NINE MONTHS THEN ENDED

At April 30, 1999, the Company had consolidated working capital of $17,552,000, as compared with working capital of $15,618,000 at July 31, 1998. The change resulted principally from a combination of increases of cash ($1,423,000), income taxes payable ($185,000), prepaid expenses ($197,000), accounts payable ($123,000), consulting fee and other receivables ($225,000) and deposits for restaurant operations ($649,000) and reductions in refundable income taxes ($311,000) and accrued expenses ($59,000).

During the nine months ended April 30, 1999, investing activities used $2,561,000 as compared to $1,470,000 used by investing activities in the same period in Fiscal 1998. The cash used in investing activities in Fiscal 1999 was for a loan made to the Table Mountain Tribe ($2,087,000), to acquire additional property and equipment, principally restaurant equipment and leasehold improvements ($470,000) and for capitalized costs related to the land held for investment or development ($4,000).

Financing activities in the nine months ended April 30, 1999 were comprised of the proceeds from a bank loan ($2,203,000), the issuance of common stock ($20,000) and the repurchase and retirement of common stock ($172,000). During the third quarter of Fiscal 1999, the Company paid $500,000 of its approximate $3,000,000 commitment to fund the development of the Border Grill restaurant.

The November 1997 amendment to the Table Mountain Casino consulting agreement extended the consulting period to June 30, 2000. The Company is obligated during the period of the consulting agreement, under certain circumstances, to loan the Table Mountain Tribe up to $4,000,000. If the loan is made, it will be repaid over the remaining period of the consulting agreement. In August 1998, the Company committed to lend to the Tribe up to $2,900,000 for renovation and expansion of the Table Mountain Casino. Interest (at 9.5%) only payments are required until April 15, 1999 and principal and interest payments are due thereafter until December 31, 1999, the maturity date of the loan. Management believes the maturity date of the note will be extended, however, the date has not been determined. Revenues from the Table Mountain Casino secure the loan. At April 30, 1999, the Tribe owed the Company approximately $2,087,000.

The Company obtained a $2,900,000 line of credit from a bank. The line is totally secured by certificates of deposit as monies are drawn on the line. The line bears interest at 6.8%, interest only payments are due monthly and the line expires and is payable on December 31, 1999. Bank officials have agreed to extend the maturity date of the loan to match the maturity date of the Company's loan to the Table Mountain Tribe. At April 30, 1999, approximately $2,203,000 had been drawn on the line of credit.

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

Funds required to construct and develop the project will be provided from bank borrowings, cash on hand, and operations, or a combination of all three sources. Funds required for the property's operations, after completion of construction, initially will be provided by the Company's working capital, which is generated by other sources, and/or borrowings. Ultimately, management anticipates that the property will generate sufficient cash flow to maintain its operations independently

In November 1998, a wholly-owned subsidiary of the Company entered into an agreement with World Championship Wrestling, Inc. ("WCW"), a Time Warner company (NYSE:TWX) to create and develop one or more themed restaurants. The Company expects to expend approximately $2,500,000 to develop the first restaurant in the Excaliber Hotel and Casino in Las Vegas, Nevada. The Company will fund the cost to develop the restaurant from its working capital.
The restaurant opened in May of 1999.

In February 1999, a wholly-owned subsidiary of the Company entered into an agreement with the owners/operators of the Border Grill Restaurants to develop a restaurant in the Mandalay Bay Resort & Casino in Las Vegas, Nevada. The subsidiary will have a 49% interest in the limited liability corporation, which is developing the restaurant. The Company will use working capital to provide approximately $3,000,000 for the development of the restaurant, which is expected to open in June of 1999.

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

At April 30, 1999, the Company had revolving lines of credit totaling $2,000,000 with two banks. One line for $1,000,000 expires in December 1999 and bears interest at 1.5% above a referenced prime rate. Certificates of deposit totaling $500,000 collateralize the line. The other $1,000,000 line of credit is unsecured, expires in December 1999 and bears interest at 1% above an indexed prime (8.5%) at April 30, 1999. At April 30, 1999, no funds were outstanding on the lines of credit.

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

In May 1999, the Company received formal notice from the legal counsel of the Table Mountain Rancheria Band of Indians that the General Council of the Table Mountain Rancheria had voted to terminate the Company's contract to provide casino consulting services to the Table Mountain Casino & Bingo. As of April 30, 1999 the Table Mountain Tribe owed the Company approximately $2,087,000. At the time of the termination, the Company collected all but $13,000 of the principal portion of the note receivable from the Table Mountain Tribe and collected all but $90,000 of consulting fees due as of the end of April 1999. As of June 9, 1999, these two receivable amounts remain unpaid by the Table Mountain Tribe. Because management believes its contracts with the Table Mountain Tribe are valid and enforceable, the Company is reviewing its legal alternatives and considering appropriate action, which can be taken. Concurrent with receiving payment from the Table Mountain Tribe, the Company paid off the $2,203,000 note payable to a bank in May 1999.

The loss of casino consulting fees will have a material adverse effect on the operations of the Company. Although the Nitro Grill opened in May of 1999, its contribution to income from operations cannot be expected to reach the level generated by the Table Mountain Casino contract. Company management is continuing its diversification efforts and is seeking other business opportunities to replace the consulting revenue received from the Table Mountain Casino. Until such time as, and if, these efforts are successful, the Company will utilize accumulated cash reserves to provide working capital for corporate operating expenses.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  See Part I, Note 2 of Notes to Consolidated Financial
                  Statements.

Item 4.  Submission of Matters to a vote of Security Holders

         On May 24, 1999, the Company held an annual meeting of stockholders to consider and vote upon (i) a proposal to elect Jeanne Hood and Steven
         G. Barringer as Class C Directors of the Company, and (ii) to ratify the appointment of Bradshaw Smith & Co. as the Company's independent auditors for the year ended July 31, 1999.

         The number of votes cast for, against and to withhold authority to vote for each of the foregoing proposals are set forth below:

         (i)      Proposal to elect Directors:

                                                                                                 Withhold
                                                              For               Against          Authority
                                                              ---               -------          ---------
                  Jeanne Hood                                 12,644,569        --                 13,722
                  Steven G. Barringer                         12,567,663        --                 90,628

         (ii)     To ratify Bradshaw Smith & Co. as the
                  Company's independent auditors              12,241,948        130,065           286,345

Item 5.  Other Information
                  In May 1999, the Company received a notice of termination of its consulting agreement for the Table Mountain Casino & Bingo. See Part I Note 8 of Notes to Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits
                                    27.1 Financial Data Schedule

(b) A Form 8-K was filed by the Company with the Securities and Exchange Commission on May 28, 1999 reporting the formal notice from the Table Mountain Rancheria Band of Indians to terminate the Company's consulting agreement for the Table Mountain Casino & Bingo.*


--------------------------
* Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 28, 1999.

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            AMERICAN VANTAGE COMPANIES

Dated:  June 11, 1999                       By: /s/ Ronald J. Tassinari
        Las Vegas, Nevada                       -----------------------
                                            Ronald J. Tassinari
                                            President
                                            (Principal Executive Officer)

                                            By:/s/ Roy K. Keefer
                                               -----------------
                                            Roy K. Keefer
                                            (Chief Financial Officer and
                                            Accounting Officer)

                                 Exhibit Index

Exhibits

  27.1      Financial Data Schedule