Form 10KSB40
period 1999-07-31
AMERICAN VANTAGE COMPANIES
filed 1999-10-29
CIK 315428

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] Annual report under Section 13 of 15(d) of the Securities Exchange
    Act of 1934 For the fiscal year ended July 31, 1999

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

         State issuer's revenues for its most recent fiscal year.  $7,665,000.

         The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price of $0.63 for the Company's Common Stock, as reported by NASDAQ for October 14, 1999, was $7,458,046 (assuming for purposes of such calculation that all officers and directors of the Issuer are affiliates).

         The number of shares outstanding of the Registrant's Common Stock at October 14, 1999 was 14,659,413.

         Transitional Small Business Disclosure Format (check one):

                           YES              NO    X

                                     PART I

Item 1.  Description of Business

Development of Business

         American Vantage Companies (the "Company") is a gaming consulting company which was previously engaged in providing consulting services to Table Mountain Casino & Bingo, a tribal gaming enterprise on a Federal Indian Rancheria in Friant, California (the "Table Mountain Casino") until May 1999. In May 1997, the Company acquired approximately 40 acres of undeveloped land in North Las Vegas, Nevada which the Company had intended initially to develop as a funeral home and cemetery. However, development has been delayed while the Clark County, Nevada government finalizes its plan for construction of a flood control project for the area. In the event the flood control project is built as intended, the Company would not have to build major water control culverts on the cemetery project. The Company is currently awaiting additional progress on the construction of the flood control project before it begins development of the property. The Company may also seek a waiver of the requirement to build the major water control culverts. In February 1998, the Company acquired 20 acres of undeveloped land in North Las Vegas, Nevada near the location of the proposed funeral home and cemetery site which will be held for future development or sale. In May 1999, Sitka Restaurant Group, Inc. ("Sitka"), a majority-owned subsidiary of the Company, opened the WCW Nitro Grill, a themed restaurant, in the Excalibur Hotel and Casino in Las Vegas, Nevada. In February 1999, Vantage Bay Group, Inc. ("Vantage Bay"), a majority-owned subsidiary of the Company, purchased a 49% interest in the Border Grill, a restaurant to be located in the Mandalay Bay Hotel and Casino in Las Vegas, Nevada. The Border Grill opened in June 1999.

         The Company was incorporated in Nevada in 1979, under the name Western Casinos, Inc. The Company changed its name to American Casino Enterprises, Inc. in 1979, to American Enterprises, Inc. in 1985, to American Casino Enterprises, Inc. in 1993, and then changed its name to American Vantage Companies in March 1997. The Company was originally formed to engage in the business of recreational and leisure time activities, including casino gaming. In January 1991, the Company completed the purchase of all of the capital stock of Millerton Games, Inc., which held a management consulting contract for the Table Mountain Casino.

         All references herein to the Company refer to the Company and its subsidiaries unless the context otherwise requires. The Company's principal executive offices are located at 6787 West Tropicana, Suite 200, Las Vegas, Nevada 89103, and its telephone number is (702)227-9800.

Table Mountain Casino

         On February 1, 1996, the Company entered into a termination agreement (the "Termination Agreement") with the Table Mountain Band of Indians (the "Table Mountain Tribe") which terminated the Company's 1993 consulting agreement (the "1993 Agreement") and simultaneously entered into a new consulting agreement (the "1996 Agreement"). Under the conditions of the Termination Agreement, commencing February 1, 1996, the Table Mountain Tribe is required to pay the Company 48 monthly installments of $350,000 in consideration for termination of the 1993 Agreement. However, no payment is required for any month in which the net income of the casino does not equal or exceed $1 Million. The term of the Termination Agreement is automatically extended by one month for each month that no payment is required thereunder, up to a maximum of 12 months.

         The 1996 Agreement requires the Company to consult and provide technical assistance, training and advice to the Table Mountain Tribe concerning all matters relating to the operation and business activities of the casino, including but not limited to organization and administration, planning and development, gaming activities, internal controls and accounting procedures, cage operations, engineering and maintenance, housekeeping, human resources, management information services, marketing and advertising, purchasing, surveillance, security and food and beverage operations. The 1996 Agreement was amended in both June 1997 and October 1997. The term of the 1996 Agreement, as amended, was extended to June 30, 2000. For its services under the 1996 Agreement, as amended, the Company is to receive minimum monthly payments of $50,000. The Table Mountain Tribe is also required to pay the Company additional monies for certain increments of monthly casino net income in excess of the first $1.5 million of net revenue from casino operations.

         On May 20, 1999, the Company received formal written notice from the legal counsel of the Table Mountain Tribe that the General Council of the Table Mountain Tribe voted to terminate the Company's contract to provide consulting services to the Table Mountain Casino. In June 1999, the Company brought a civil action against the Table Mountain Tribe for breach of the Company's contract with the Table Mountain Tribe for, among other things, payments due under the 1996 Agreement and the Termination Agreement. The Table Mountain Tribe has filed a counterclaim against the Company.

Acquisition of North Las Vegas, Nevada Property

         In May 1997, the Company bought a 40 acre parcel of land in North Las Vegas, Nevada for approximately $3,500,000 in cash. The Company intends to develop the property as a funeral home and cemetery. However, development has been delayed while the Clark County, Nevada government finalizes its plan for construction of a flood control project for the area. If the flood control project is built as intended, the Company would not have to build major water control culverts on the cemetery project. The Company is currently awaiting additional progress on the construction of the flood control project before it begins development of the property. The Company may also seek a waiver of the requirement to build the major water culverts. In February 1998, the Company bought a 20 acre parcel of land in North Las Vegas, Nevada for $1,375,000 in cash which will be held for future development or sale.

WCW Nitro Grill

         On November 12, 1998, Sitka entered into a license agreement (the "License Agreement") with World Championship Wresting, Inc. ("WCW") to develop one or more themed restaurants to be named the WCW Nitro Grill. The Company agreed to guarantee all payments due from Sitka to WCW.

         The License Agreement commenced on May 1, 1999 and will remain in effect so long as Sitka continues to open a minimum number of restaurants or, in the alternative, meets certain minimum royalties. The License Agreement provides for Sitka to make certain minimum guaranteed payments upon the opening of each restaurant and annually thereafter to WCW against royalties payable to WCW based on gross sales of food and beverages, merchandise and fee-based attractions and/or promotions.

         On November 19, 1998, Sitka entered into a ten-year lease for restaurant space with New Castle Corp., doing business as the Excalibur Hotel and Casino, for the location of the first WCW Nitro Grill. On May 17, 1999, the first WCW Nitro Grill opened in the Excalibur Hotel and Casino in Las Vegas, Nevada. The Company expended $1,915,000 for furniture, equipment and leasehold improvements in developing the restaurant.

Border Grill

         On November 12, 1998, Vantage Bay entered into an operating agreement (the "Operating Agreement") with TT&T, LLC ("TT&T") to develop a restaurant named the Border Grill.

         The Operating Agreement provides that Vantage Bay, in exchange for a 49% interest in the Border Grill, contribute $251,000 upon the execution of the Operating Agreement and, thereafter, contribute further capital, up to an aggregate of $2,750,000, to fund the development of the restaurant subject to the terms and conditions of the Operating Agreement. Vantage Bay also agreed to loan to TT&T up to $175,000 for development and operation of the restaurant. The Company agreed to guarantee all payments due from Vantage Bay to TT&T. The Border Grill opened in the Mandalay Bay Hotel and Casino in Las Vegas, Nevada on June 17, 1999.

Competition

         The Company's activities in the restaurant industry are subject to vigorous competition relating to restaurant location and service, as well as quality, variety and value perception of the food products offered. The Company is in competition with other food service operations, with locally-owned operations, as well as national or regional chains that offer the same type of products or services as the Company.

Government Regulation

         Both of the Company's restaurants are subject to inspection and regulation by public health authorities. Most leasehold improvements made to the Company's restaurants are subject to local and state building code requirements. The Company is subject to the Fair Labor Standards Act which governs such matters as minimum age requirements, overtime and other working conditions. The Company believes that its conduct of business is in substantial compliance with these and other applicable government regulations. However, the Company is unable to predict the scope or effect, if any, of any future government regulation or legislation affecting the restaurants.

         A majority of the employees of the Border Grill are paid at levels based on the federal minimum wage level. Accordingly, changes in such minimum wage levels affect the Border Grill's labor costs.

         Some of the Border Grill employees are not covered by health insurance. The Company is unable to predict the scope or effect, if any, of future government regulation or legislation affecting employee health care benefits.

Employees

         As of October 14, 1999, the Company employed six persons including its three executive officers, one executive who is involved with corporate development, including the restaurant operations and two full-time administrative employees. One of the Company's Directors serves as a consultant on a full-time basis.

         As of October 14, 1999, the Company's subsidiaries employed 12 persons, including five managerial employees for the retail and restaurant business and seven retail employees. A majority of the employees of the WCW Nitro Grill are outsourced from the Excalibur Hotel and Casino. These employees are represented by the Culinary Workers' Union, Local 226 and the Bartenders' Union, Local 165 under a labor contract which expired in 1997, but which has been extended by a letter of mutual agreement until May 31, 2002. The Company considers its relationship with the Excalibur Hotel and Casino to be good. The Excalibur Hotel and Casino considers its relationships with its employees and the Culinary Workers' Union, Local 226 and the Bartenders' Union, Local 165 to be good.

         The employees of the Border Grill are not covered by collective bargaining agreements or represented by a union. The Company considers its relationship with the Border Grill to be good.

Item 2.  Description of Property

         The Company's executive offices are located in approximately 5,116 square feet of leased office space at 6787 West Tropicana, Suite 200, Las Vegas, Nevada 89103. The monthly rental is $8,724. The lease agreement commenced on June 1, 1996 and expires on June 1, 2001.

         The WCW Nitro Grill is located in leased restaurant space in the Excalibur Hotel and Casino in Las Vegas, Nevada. The monthly rental is $14,583 per month, plus a percentage on gross sales of food and beverages. The lease agreement commenced on May 1, 1999 and expires on May 1, 2009.

         The Border Grill is located in leased restaurant space in the Mandalay Bay Hotel and Casino in Las Vegas, Nevada. The monthly rental is $6,250 per month, plus a percentage on gross sales of food and beverages. The lease agreement expires in May 2008.

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

         In June 1999, the Company brought a civil action in the United States District Court, Eastern District of California for breach of contract against the Table Mountain Tribe for terminating the Company's contracts to provide consulting services to the Table Mountain Casino. The lawsuit seeks to recover payments totaling $3,150,000 due under the first contract and under the consulting contract, the Company seeks an award of $790,000, which represents only the base fees due under the consulting contract. The Company also seeks interest, court costs and additional unspecified and "to be determined" consulting fees that would have been due during the remainder of the consulting term.

         The Table Mountain Tribe has filed a countersuit against the Company claiming the consulting contracts are invalid, for several reasons, and requesting restitution for all consulting fees paid to the Company during the period of the contracts.

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

         The Company's Common Stock is traded in the over-the-counter market and quoted through the Nasdaq Stock Market under the symbol "AVCS".

         The following table sets forth the range of high and low closing bid prices of the Company's Common Stock for each quarterly period indicated, as reported by Nasdaq. The prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:


Period                                                                         High Bid         Low Bid

Fiscal 1999

         First Quarter (August 1, 1998 - October 31, 1998)                      $1.47            $0.81
         Second Quarter (November 1, 1998 - January 31, 1999)                   $1.40            $0.93
         Third Quarter (February 1, 1999 - April 30, 1999)                      $1.13            $0.94
         Fourth Quarter (May 1, 1999 - July 31, 1999)                           $1.06            $0.81



Fiscal 1998

         First Quarter (August 1, 1997- October 31, 1997)                       $1.63            $1.00
         Second Quarter (November 1, 1997 - January 31, 1998)                   $1.47            $1.03
         Third Quarter (February 1, 1998 - April 30, 1998)                      $1.69            $1.16
         Fourth Quarter (May 1, 1998 - July 31, 1998)                           $1.53            $1.13


         On October 14, 1999, the closing sale price per share for the Company's Common Stock was $0.63.

         On October 14, 1999, there were 901 holders of record of the 14,659,413 shares of the Company's Common Stock outstanding.

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

Overview - Factors That May Affect Future Results

         The Company, until May 1999, derived nearly all of its revenues from providing consulting services to the Table Mountain Casino. In May 1999, the Table Mountain Tribe voted to terminate the contracts it has with the Company and since has not honored the consulting and termination agreements. As a result, the Company's primary source of revenue has been eliminated for Fiscal 2000 and it will have a significant negative impact on the Company's source of funds. If, and until, the restaurant operations begin to provide cash flows, the Company will use existing working capital for operating purposes.

         The year 2000 presents a potential problem for businesses utilizing computers in their operations since many computer programs are date sensitive and will only recognize the last two digits of the year, thereby recognizing the year 2000 as the year 1900 or not at all (the "Year 2000 Issue"). The Company has evaluated its internal operating system and is working with companies with which it transacts business to assess their efforts to comply with the Year 2000 Issue and the Company's resulting exposure. Maintenance or modification costs of computer programs associated with the Year 2000 Issue will be expensed as incurred, while the costs of any new software will be capitalized and amortized over the software's useful life. At this time, it appears the aggregate cost to the Company relating to the Year 2000 Issue will not be material. The Company believes that its software programs are year 2000 compliant, however, there can be no assurances that the Year 2000 Issue will not adversely affect the Company.

Results of Operations

Year Ended July 31, 1999 Compared With The Year Ended July 31, 1998

Revenues

         Casino consulting fees for the year ended July 31, 1999 ("Fiscal 1999") decreased 22.2% to $6,660,000 from the $8,565,000 recorded for the year ended July 31, 1998 ("Fiscal 1998"), and were derived from the consulting and termination agreements between the Company and the Table Mountain Tribe for providing consulting services to the Table Mountain Casino. The decrease in revenues was caused by the premature termination of the contracts by the Table Mountain Tribe as described below.

         In June 1997, the consulting agreement was amended to provide a revised consulting fee schedule. The revised schedule provided for a base monthly consulting fee of $60,000, plus additional fees of $50,000 to $100,000 for increments of $225,000 to $500,000 or portion thereof, of monthly Table Mountain Casino net income in excess of the first $1.5 million of net income from casino operations. A second amendment to the consulting agreement was signed in November 1997. The consulting fee schedule was adjusted, effective February 1, 1998, to provide for a base fee of $50,000 and additional fees of $45,000 to $60,000 for increments of $250,000 to $500,000 or portion thereof, of monthly casino net income in excess of $1.5 million of net income from casino operations. The term of the agreement was extended to June 30, 2000.

         Additionally, effective February 1, 1996, the Company and the Table Mountain Tribe signed a termination agreement of a March 1993 consulting agreement under which a monthly payment of $350,000 will be paid to the Company through January 2000, subject to meeting certain thresholds.

         In May 1999, the Table Mountain Tribe voted to terminate both contracts with the Company and since May 1999, the Table Mountain Tribe has not honored the consulting and termination agreements the Company has with the Table Mountain Tribe. As a result of this action, consulting fees for Fiscal 1999 have declined from those reported in Fiscal 1998. In June 1999, the Company filed a lawsuit in the United States District Court, Eastern District of California against the Table Mountain Tribe. The lawsuit seeks to recover payments totaling $3,150,000 due under the first contract and under the consulting contract, the Company seeks an award of $790,000, which represents only the base fees due under the consulting contract. The Company also seeks additional unspecified and "to be determined" consulting fees that would have been due during the remainder of the consulting term. The Table Mountain Tribe has filed a countersuit against the Company claiming the consulting contracts are invalid, for several reasons, and requesting restitution for all consulting fees paid to the Company during the period of the contracts. See Item 3 - "Legal Proceedings". Management strongly believes the contracts are valid, enforceable and comply with all aspects of the Indian Gaming Regulatory Act and intends to vigorously seek to enforce their provisions. A trial date has been set for September 2000.

         Restaurant revenues were derived from the Company's new WCW Nitro Grill restaurant operation which began operations in May 1999.

Costs and Expenses

         Casino consulting expenses in Fiscal 1999 increased to $1,828,000, up 6.96%, from $1,709,000 in Fiscal 1998. This increase is comprised principally of an increase in legal expenses, political contributions and the write-off of amounts due from the Table Mountain Tribe.

         Restaurant operations expenses of $1,673,000, including startup costs, were associated with the Company's new WCW Nitro Grill, which began operations in May 1999.

         The Company incurred $47,000 in death care operating expenses in Fiscal 1999 as compared to expenses of $61,000 in Fiscal 1998. Expenses in both years were comprised principally of developmental payroll costs.

         General and administrative expenses in Fiscal 1999 decreased by $26,000 or 2.16% from Fiscal 1998. The decrease resulted from increases in political contributions and corporate legal costs offset by decreases in loan commitment fees, consulting fees and charitable contributions.

         Amortization and depreciation was $67,000 and $122,000 in Fiscal 1999 and Fiscal 1998, respectively. Amortization in Fiscal 1999 is comprised of restaurant organization costs, which are being amortized over a five-year period. In Fiscal 1998, amortization is comprised of consulting agreement acquisition costs, which were being amortized over a 27-month period that ended in April 1998. Depreciation expense in Fiscal 1999 increased as a result of capital expenditures for the restaurant operation.

         The loss of unconsolidated subsidiary represents 100% of the loss from operations, including the expense of startup costs, of the 49% owned restaurant investment in the Border Grill. The restaurant began operations in June 1999. In the future, if the restaurant has net income, the Company will recognize all such income until prior losses have been offset and thereafter net income will be split in proportion to the ownership interests.

Other Items

         Interest income from time deposits with financial institutions totaled $952,000 and $907,000 in Fiscal 1999 and Fiscal 1998, respectively. In Fiscal 1999, the Company incurred $42,000 of interest expense on a bank loan for funds, which were loaned to the Table Mountain Tribe.

         During the second quarter of Fiscal 1998, the Company charged operations $861,000 for the write-off of its investment in the proposed Auburn, California Indian gaming project and advances related to the Auburn Tribe.

         In Fiscal 1998, the Company refunded minority investors in G & L Acquisition Corp., a subsidiary, their original investment. In connection with the refund, the company incurred investor reparation expenses of $550,000.

         The Company recorded provisions of $115,000 and $303,000 for the State of California income taxes currently payable for Fiscal 1999 and 1998, respectively. Deferred state income tax benefits of $48,000 were recorded for Fiscal 1999.

         Provisions of $1,354,000 and $1,604,000 were recorded for Federal income taxes currently payable for Fiscal 1999 and Fiscal 1998, respectively. Deferred Federal income tax benefits of $274,000 and $2,000 were recorded for Fiscal 1999 and 1998, respectively.

         Net income was $2,026,000 ($0.13 basic and diluted earnings per share) and $3,069,000 ($0.20 basic earnings per share and $0.19 diluted earnings per share) for Fiscal 1999 and 1998, respectively.

Liquidity and Capital Resources

         At July 31, 1999, the Company had consolidated working capital of $14,476,000, as compared with working capital of $15,618,000 at July 31, 1998.

Investing activities

         During the year ended July 31, 1999, investing activities used $4,619,000 as compared to $1,517,000 used by investing activities in Fiscal 1998. During Fiscal 1999, the Company made a $1,500,000 mortgage loan receivable. The mortgage is due in Fiscal 2000 and is secured by undeveloped land. During Fiscal 1999, $1,200,000 was invested in the unconsolidated restaurant subsidiary. The Company is obligated to invest up to $2,750,000 and loan up to $175,000 to the unconsolidated subsidiary. Funds to satisfy the Company's obligations will come from working capital on hand. $1,915,000 was used in Fiscal 1999 to purchase furniture, equipment and leasehold improvements for the WCW Nitro Grill restaurant.

Financing activities

         Financing activities in the year ended July 31, 1999 resulted in a $452,000 use of funds as compared to $108,000 being provided by financing activities in Fiscal 1998.

         In Fiscal 1999, the Company received the proceeds from the issuance of common stock ($20,000) and cash was used to repurchase Company common stock ($472,000). A $2,203,000 bank loan was obtained during

Fiscal 1999 and the proceeds were loaned to the Table Mountain Tribe. In Fiscal 1999, the Tribe repaid the loan and the bank loan was paid off.

         The Company owns approximately 40 acres of land in North Las Vegas, Nevada on which it plans to develop a funeral home and cemetery. The estimated cost to build the project has not been determined. Funds required to construct and develop the project will be provided from cash on hand, operations, and financing arrangements or a combination of all three sources. Funds required for the property's operations, after completion of construction, initially will be provided by the Company's working capital or short term financing arrangements. Ultimately, management anticipates that the property will generate sufficient cash flow to maintain its operations independently. The development of this property has been delayed while the Clark County, Nevada government finalizes its plan for construction of a flood control project for the area. In the event the flood control project is built as intended, the Company would not have to build major water control culverts on the cemetery project. The Company is awaiting additional progress on the construction of the flood control project before it begins development of the property, however, it may seek a waiver of the requirement to build the major water control culverts.

         In October 1999, the Company entered into a letter of intent to purchase a majority interest in Placement 2000.Com, Inc. ("Placement 2000"), a privately held Internet concern specializing in online services for information technology professionals, companies and recruiters. Under the terms of the letter of intent, the Company will acquire the majority interest for $1,000,000 in cash with additional consideration of up to $2,000,000 to be paid and options to purchase up to 1,000,000 shares of the Company's common stock based upon future earnings of Placement 2000. The purchase price to be paid to Placement 2000 will be used for Placement 2000's general corporate purposes. If the purchase is consummated, the funds for the acquisition will come from existing working capital.

         Historically, the Company has provided funds for its operations from operating activities, financing from financial institutions and stockholders, and issuance of common stock, and it will likely continue to use these sources of liquidity in the future. The Table Mountain Tribe's failure to honor the Company's consulting and termination agreements will have a significant negative impact on the Company's source of funds. If, and until, the restaurant operations begin to provide cash flow, the Company will use existing working capital for operating purposes. The Company has always sought and will continue to seek other suitable consulting contracts and/or ownership of casinos and other gaming opportunities on and off Indian land, as well as recreational, leisure time and entertainment ventures. The Company, as part of its diversification strategy, will seek to acquire and develop companies which can become market leaders on the Internet and enable the Company to realize a significant influence over the management and policies of the companies in order to realize a significant return to compensate for its investment of management time and effort, as well as capital. The Company intends to allocate capital to the acquisition of Internet companies that meet its investment criteria should the proper opportunities arise. Additionally, the Company will continue to pursue any business venture, including those not previously described, which management believes afford an opportunity to increase stockholder value. In the event any of these opportunities come to fruition, management will consider satisfying financing requirements from working capital, through borrowing or capital infusion through the public or private placement of common stock of the Company or its subsidiaries.

         At July 31, 1999, the Company had a $1,000,000 revolving line of credit with a bank. The line of credit is unsecured, expires in December 1999 and bears interest at 1% above an indexed prime. At July 31, 1999, no funds were outstanding on the line of credit.

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

Name                            Position

Ronald J. Tassinari             Chief Executive Officer, President and Director

Audrey K. Tassinari             Executive Vice President and Director

Roy K. Keefer                   Chief Financial Officer, Vice President and
                                Secretary/Treasurer

Jeanne Hood                      Director

Steven G. Barringer              Director

Boyad Tanner                     Director

         Directors are elected to serve for three years, or until their successors are elected and qualified (except that at least twenty-five percent of all Directors must be elected each year). Officers serve at the discretion of the Board of Directors subject to any contracts of employment. The Board of Directors has an Audit Committee and a Compensation Committee, each comprised of Boyad Tanner and Steven G. Barringer. The Board of Directors does not have a nominating committee. See "Item 10. Executive Compensation."

         Ronald J. Tassinari has been Chief Executive Officer, President and a Director of the Company since its inception in August 1979.

         Audrey K. Tassinari has been a Director of the Company since March 1985 and a Vice President since April 1986. Mrs. Tassinari is the wife of Ronald J. Tassinari, the Company's President.

         Roy K. Keefer has been Chief Financial Officer, Vice President and Secretary/Treasurer of the Company since April 1992. Mr. Keefer was a Director of the Company from December 1992 to May 1999.

         Jeanne Hood has been a Director of the Company since February 1994. Since February 1994, Ms. Hood has served as a gaming consultant to the Company. See "Item 12. Certain Relationships and Related Transactions." From 1985 to 1993, Ms. Hood served as President and Chief Executive Officer of Elsinore Corporation, a publicly traded gaming company, and of Four Queens, Inc., a majority-owned subsidiary of Elsinore Corporation, which subsidiary owns and operates the Four Queens Hotel Casino in Las Vegas, Nevada.

         Steven G. Barringer has been a Director since February 1998. He is a member of the law firm of Dickstein Shapiro Morin & Oshinsky, LLP, Washington, D.C., practicing natural resources and environmental law. From January 1996 to April 1999 he was a member of the law firm of Singer, Brown and Barringer, Las Vegas, Nevada. Before forming Singer, Brown and Barringer in January 1996, Mr. Barringer was a member of the law firm of Holland & Hart, Washington D.C.

         Boyad Tanner, prior to becoming a Director in May 1999, had a varied business background, including owning and operating Indian Trading Posts in Utah and New Mexico. He owned and operated an automobile agency in Farmington, New Mexico, and was also a licensed real estate agent, having his own agency. Mr. Tanner was the Executive Director for Urban Renewal and Development both in Indio, California as well as in North Las Vegas, Nevada. His most recent appointments in Las Vegas include a partnership at Harrington Horsey Insurance Agency, serving on the Board of the Clark County Planning Commission and serving on the Board of Directors for Cumorah Credit Union. He was also the recipient of the Silver Beaver Award for his service with the Boy Scouts of America. Mr. Tanner has been retired for the past five years.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the period from August 1, 1998 through July 31, 1999, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

Item 10.  Executive Compensation

Summary Compensation Table

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the last three fiscal years by the Company's Chief Executive Officer and all other executive officers whose total compensation exceeded $100,000 in those years.


                                       Annual Compensation                      Long-Term Compensation
                                                                                         Awards
Name and                                                  Other Annual        Restricted            Securities
Principal Position       Year   Salary($)     Bonus($)    Compensation($)   Stock Award(s)($)   Underlying Options(#)

Ronald J.  Tassinari,    1999   $461,639      $303,062        $83,069(1)     -0-                -0-
Chief Executive          1998    $432,635     $288,000        $86,646(1)     -0-                150,000(6)
Officer and              1997    $417,988     $230,000        $70,281(1)     -0-                400,000(2)(4)
President

Audrey K. Tassinari,     1999    $166,549     $130,000        $74,095(1)     -0-                 -0-
Executive                1998    $156,785     $142,000        $78,037(1)     -0-                100,000(6)
Vice President           1997    $153,621     $110,000        $55,840(1)     -0-                250,000(3)(4)

Roy K. Keefer            1999    $143,931     $ 60,000        $56,464(1)     -0-                 -0-
Chief Financial          1998    $133,481     $ 69,000        $68,288(1)     -0-                    -
Officer                  1997    $127,768     $ 25,500        $46,599(1)     -0-                150,000(5)(4)


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


Option Grants in Last Fiscal Year Table

                                                    % of Total
                              Shares                Options                 Exercise
                              Underlying            Granted to              or Base
                              Options               Employees in            Price             Expiration
Name                          Granted (#)           Fiscal Year             ($/Sh)                Date

Ronald J. Tassinari                   -0-                 -0-%                $-0-             -

Audrey K. Tassinari                   -0-                 -0-%                $-0-             -


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table


                                                                                          Value of
                                                             Number of                    Unexercised
                                                             Unexercised                  In-The-Money
                              Shares                         Options at                   Options at
                              Acquired                       FY-End (#)                   FY-End ($)
                              on Exer-       Value           Exercisable/                 Exercisable/
Name                          cise (#)       Realized        Unexercisable                Unexercisable(1)

Ronald J. Tassinari                -0-         -0-           1,264,000/50,000             184,363/-0-

Audrey K. Tassinari                -0-         -0-              698,677/33,333              91,680/-0-

Roy K. Keefer                      -0-         -0-              557,000/-0-                 97,680/-0-


(1) The closing price for the Company's Common Shares on July 31, 1999 was $0.93 per share.

Compensation of Directors

         Directors receive $15,000 per annum for meetings of the Board of Directors. They are also compensated for expenses incurred in attending the meetings. All of the Company's directors, except for Mr. Tanner, have received stock options from the Company. See "Item 11. - Certain Relationships and Related Transactions."

         Employment Agreements

         On July 20, 1995, the Company entered into substantially similar employment agreements with Ronald J. Tassinari, to serve as the Company's Chief Executive Officer and President, Audrey K. Tassinari, to serve as the Company's Executive Vice President, and Roy K. Keefer to serve as the Company's Chief Financial Officer (collectively, the "Employees"). The employment agreements provide for a term which concludes on March 31, 2002. The agreements provide for annual salaries of $452,000, $170,000, and $147,000, respectively, for Mr. Tassinari, Mrs. Tassinari and Mr. Keefer. The agreements further provide that the Employees are entitled to receive minimum annual increases in their salaries every December equal to the greater of (i) the annual increases provided to the Company's other salaried executives or (ii) the increase in the Annual Average All Items Index of the U.S. City Average Consumer Price Index. Under the agreements, the Employees are entitled to receive incentive stock options under the Company's stock option plans, and the Company is required to reimburse Employees for their personal legal and financial consulting expenses, subject to a maximum of three percent of their prior calendar year's base salary. Mr. Tassinari is entitled to a term life insurance policy with a minimum death benefit of $2,000,000, payable to a beneficiary of Mr. Tassinari's designation. Mrs. Tassinari and Mr. Keefer are entitled to policies with $1,500,000 and $1,000,000 minimum death benefits, respectively, payable to beneficiaries of their designation. The Company has agreed to provide the Employees with an automobile allowance or, in lieu thereof, will pay them an equal monthly cash stipend. In the event that the Company requires the Employee to relocate from Las Vegas, Nevada, the Company has agreed to pay their relocation expenses and to provide second mortgages on their new permanent residences of up to $100,000. The employment agreements also provide for indemnification of the Employees in connection with their service to the Company.

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

 Name and Address of                Amount  and Nature of         Percentage
 Beneficial Owner                   Beneficial Ownership(1)        of Class(2)

Ronald J. Tassinari                         2,433,861 (3)            16.6%
6787 West Tropicana, Suite 200
Las Vegas, NV 89103

Audrey K. Tassinari                         1,898,335 (4)            13.0%
6787 West Tropicana, Suite 200
Las Vegas, NV 89103

Roy K. Keefer                                619,000 (5)             4.2%
6787 West Tropicana, Suite 200
Las Vegas, NV 89103

Jeanne Hood                                  150,000 (6)             1.0%
2316 Timberline Way
Las Vegas, NV  89117

Jay H. Brown                                 1,052,116 (7)           7.2%
520 South Fourth Street
Las Vegas, NV  89101

Steven G. Barringer                           40,000 (8)              * %
2101 L. Street NW
Washington, DC 20037

Boyad Tanner                                         0                0%
4172 Satinwood
Las Vegas, NV 89117

All officers and directors                    4,157,623 (9)            28.4%
as a group (6 persons)


*        Indicates less than 1%

(1) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons indicated.

(2) Based on 14,659,413 shares outstanding as of the date of October 14, 1999.

(3) Includes 11,094 shares owned of record by Mr. Tassinari as custodian for his son, 983,573 shares owned by the Tassinari Family Trust and 1,264,000 shares issuable upon exercise of stock options. Such shares exclude the following shares as to which Mr. Tassinari disclaims beneficial ownership: 914,762 shares of Common Stock beneficially owned by Audrey K. Tassinari, Mr. Tassinari's wife. If such excluded shares were included, Mr. Tassinari would be deemed to hold 22.8% of the Common Stock.

(4) Includes 983,573 shares owned by the Tassinari Family Trust and an aggregate of 678,667 shares issuable upon exercise of stock options. In addition, such shares exclude the following shares as to which Mrs. Tassinari disclaims beneficial ownership: 1,439,194 shares of Common Stock beneficially owned by Ronald J. Tassinari, Mrs. Tassinari's husband. If such excluded shares were included, Mrs. Tassinari would be deemed to hold 22.8% of the Common Stock.

(5)      Includes 557,000 shares underlying incentive stock options.

(6)      Includes options to acquire 100,000 shares.

(7) Includes an aggregate of 782,116 shares of Common Stock beneficially owned in joint tenancy by Mr. Brown and Mr. Brown's wife.

(8)      Represents options to acquire 40,000 shares.

(9) Includes options to purchase an aggregate of 2,659,677 shares of Common Stock referred to in notes (3) through (8) above.

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

         See "Item 10. Executive Compensation" for the terms of certain stock options and Employment Agreements between the Company and Ronald J. Tassinari, Audrey K. Tassinari and Roy K. Keefer, each a Director or former Director and officer of the Company.


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

         10.15 Joint Venture Agreement between the Company and the Table Mountain Tribe, dated as of February 1, 1996. (8)

         10.16 Funding and Loan Agreement between the Auburn Tribe and the Table Mountain/ACES Joint Venture, dated February 1, 1996. (8)

         10.17 Lease for the Company's offices dated March 14, 1996, between the Company and Tropicana Trail Limited Partnership. (8)

         10.18 Agreement to terminate Funding and Loan Agreement, dated March 10, 1998, between the Company and the Auburn Tribe. (9)

         10.19 Promissory Note, dated March 10, 1998, between the Company and the Auburn Tribe. (9)

         10.20 Promissory Note and Loan Agreement, dated August 24, 1998, between the Company and the Table Mountain Tribe. (9)

         10.21 Promissory Note and Loan Agreement, dated August 24, 1998, between the Company and United Security Bank. (9)

         10.22 License Agreement, dated as of November 12, 1998, by and among Sitka, the Company and World Championship Wrestling, Inc.

         10.23 Lease for Restaurant Space, dated as of November 19, 1998, by and between New Castle Corp. and Sitka.

         10.24 Operating Agreement, dated November 12, 1998, by and between TT&T and Vantage Bay.

         10.25 Lease for Restaurant Space, dated November 12, 1998, by and between Mandalay Corp. and Border Grill Las Vegas, LLC.

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

         (4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1994.

         (5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1995.

         (6) Incorporated by reference from the Company's Current Report on Form 8-K dated February 1, 1996.

         (7) Incorporated by reference from the Company's Current Report on Form 8-K dated October 9, 1996.

         (8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1996.

         (9) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1998.

         (b) Reports on Form 8-K.

                On December 2, 1998, the Registrant filed a Report on Form 8-K reporting the signing of a License Agreement for the WCW Nitro Grill.

                On May 20, 1999, the Registrant filed a Report on Form 8-K reporting the termination for their consulting contract by the Table Mountain Tribe.

                                   SIGNATURES

                Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

Dated: October 28, 1999             AMERICAN VANTAGE COMPANIES



                                       By:    /s/ Ronald J. Tassinari
                                              -----------------------
                                    Ronald J. Tassinari, President


                Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


               Signature            Title                              Date

/s/ Ronald J. Tassinari      President and Director          October 28, 1999
-----------------------      (Principal Executive Officer)
Ronald J. Tassinari


/s/ Audrey K. Tassinari      Executive Vice                  October 28, 1999
-----------------------      President and Director
Audrey K. Tassinari


/s/ Roy K. Keefer            Chief Financial                 October 28, 1999
-----------------------      Officer, Vice President and
Roy K. Keefer                Secretary/Treasurer
                             (Principal Financial and
                             Accounting Officer)

/s/ Jeanne Hood              Director                        October 28, 1999
-----------------------
Jeanne Hood


/s/ Steven G. Barringer      Director                        October 28, 1999
-----------------------
Steven G. Barringer


/s/ Boyad Tanner             Director                        October 28, 1999
-----------------------
Boyad Tanner

                           AMERICAN VANTAGE COMPANIES

                       YEARS ENDED JULY 31, 1999 AND 1998





                                    CONTENTS

                                                                           PAGE
                                                                           ----
Independent auditors' report                                                  F1

Financial statements:
   Consolidated balance sheets                                                F2
   Consolidated statements of income                                          F3
   Consolidated statements of changes in stockholders' equity                 F4
   Consolidated statements of cash flows                                   F5-F6
   Notes to consolidated financial statements                             F7-F23

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
American Vantage Companies


                  We have audited the accompanying consolidated balance sheets of American Vantage Companies as of July 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vantage Companies as of July 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ BRADSHAW, SMITH & CO., LLP

Las Vegas, Nevada
October 8, 1999

AMERICAN VANTAGE COMPANIES

CONSOLIDATED BALANCE SHEETS

JULY 31, 1999 AND 1998


ASSETS                                                                   1999               1998
                                                                     -----------        -----------
CURRENT ASSETS:
  Cash and cash equivalents                                          $12,626,000        $15,371,000
  Consulting fee and other receivables                                   191,000            180,000
  Mortgage note receivable                                             1,500,000                 --
  Refundable income taxes                                                219,000            311,000
  Deferred tax asset                                                     135,000              4,000
  Inventories                                                            153,000                 --
  Prepaid expenses                                                       376,000             31,000
                                                                     -----------        -----------
       Total current assets                                           15,200,000         15,897,000
                                                                     -----------        -----------

PROPERTY AND EQUIPMENT, NET                                            2,029,000            180,000

LAND HELD FOR INVESTMENT OR DEVELOPMENT                                5,105,000          5,101,000

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY                                  592,000                 --

DEFERRED TAX ASSET                                                       191,000                 --

OTHER ASSETS - DEPOSITS AND OTHER                                         89,000              9,000
                                                                     -----------        -----------

                                                                     $23,206,000        $21,187,000
                                                                     ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $   558,000        $   126,000
  Income taxes payable                                                        --             10,000
  Accrued expenses                                                       166,000            143,000
                                                                     -----------        -----------
       Total current liabilities                                         724,000            279,000
                                                                     -----------        -----------
COMMITMENTS AND CONTINGENCIES                                                 --                 --

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par; 30,000,000 shares
   authorized; 14,659,413 and 15,086,463 shares                          147,000            151,000
   issued and outstanding
  Preferred stock; $.01 par; 10,000,000 shares                                --                 --
   authorized; shares issued and outstanding - none
  Capital in excess of par                                             2,876,000          3,324,000
  Retained earnings                                                   19,459,000         17,433,000
                                                                     -----------        -----------
                                                                      22,482,000         20,908,000
                                                                     -----------        -----------
                                                                     $23,206,000        $21,187,000
                                                                     ===========        ===========


                                       F2

                 See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED JULY 31, 1999 AND 1998


                                                                                  1999                 1998
                                                                              ------------         ------------
REVENUES:
  Casino consulting fees                                                      $  6,660,000         $  8,565,000
  Restaurant                                                                     1,005,000                   --
                                                                              ------------         ------------
                                                                                 7,665,000            8,565,000
                                                                              ------------         ------------
COSTS AND EXPENSES:
  Casino consulting                                                              1,828,000            1,709,000
  Restaurant operations                                                          1,673,000                   --
  Death care operations                                                             47,000               61,000
  General and administrative                                                     1,179,000            1,205,000
  Amortization and depreciation                                                     67,000              122,000
  Loss of unconsolidated subsidiary                                                608,000                   --
                                                                              ------------         ------------
                                                                                 5,402,000            3,097,000
                                                                              ------------         ------------
INCOME FROM OPERATIONS                                                           2,263,000            5,468,000

OTHER INCOME (EXPENSE):
  Interest                                                                         952,000              907,000
  Interest expense                                                                 (42,000)                  --
  Miscellaneous                                                                         --               10,000
                                                                              ------------         ------------
                                                                                   910,000              917,000
                                                                              ------------         ------------
INCOME BEFORE WRITE-OFF OF PROJECT COSTS AND
  ADVANCES, INVESTOR REPARATION EXPENSE AND INCOME TAXES                         3,173,000            6,385,000
                                                                              ------------         ------------
WRITE-OFF OF PROJECT COSTS AND ADVANCES                                                 --              861,000

INVESTOR REPARATION EXPENSE                                                             --              550,000
                                                                              ------------         ------------
  INCOME BEFORE INCOME TAXES                                                     3,173,000            4,974,000

INCOME TAX EXPENSE (BENEFIT):
  Current:
   State                                                                           115,000              303,000
   Federal                                                                       1,354,000            1,604,000
  Deferred:
   State                                                                           (48,000)                  --
   Federal                                                                        (274,000)              (2,000)
                                                                              ------------         ------------
                                                                                 1,147,000            1,905,000
                                                                              ------------         ------------
NET INCOME                                                                    $  2,026,000         $  3,069,000
                                                                              ============         ============
EARNINGS PER COMMON SHARE:
  Basic                                                                       $       0.13         $       0.20
                                                                              ============         ============
  Diluted                                                                     $       0.13         $       0.19
                                                                              ============         ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE EQUIVALENTS:
   Basic                                                                        15,008,000           15,040,000
   Stock options and warrants                                                      740,000            1,171,000
                                                                              ------------         ------------
   Diluted                                                                      15,748,000           16,211,000
                                                                              ============         ============


                                       F3

                 See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED JULY 31, 1999 AND 1998

                                                     COMMON STOCK                     CAPITAL
                                            -------------------------------          IN EXCESS             RETAINED
                                              SHARES               AMOUNT              OF PAR              EARNINGS
                                            ----------         ------------         ------------         ------------
BALANCE, JULY 31, 1997                      14,867,958         $    149,000         $  4,892,000         $ 14,400,000

Issuance of shares                             277,905                3,000               78,000                   --

Shares repurchased and retired                 (59,400)              (1,000)             (87,000)                  --

Retirement of minority interest in
  subsidiary                                        --                   --           (1,559,000)             (36,000)

Net income                                          --                   --                   --            3,069,000
                                            ----------         ------------         ------------         ------------
BALANCE, JULY 31, 1998                      15,086,463              151,000            3,324,000           17,433,000

Issuance of shares                              32,500                   --               20,000                   --

Shares repurchased and retired                (459,550)              (4,000)            (468,000)                  --

Net income                                          --                   --                   --            2,026,000
                                            ----------         ------------         ------------         ------------
BALANCE, JULY 31, 1999                      14,659,413         $    147,000         $  2,876,000         $ 19,459,000
                                            ==========         ============         ============         ============


                                       F4


                 See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 31, 1999 AND 1998

                                                                        1999                 1998
                                                                    ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $  2,026,000         $  3,069,000
                                                                    ------------         ------------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Loss of unconsolidated subsidiary                                   608,000                   --
     Amortization and depreciation                                        66,000              122,000
     Deferred income tax benefit                                        (322,000)              (2,000)
     Changes in other assets and liabilities, net                        (52,000)           1,003,000
                                                                    ------------         ------------
                                                                         300,000            1,123,000
                                                                    ------------         ------------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                            2,326,000            4,192,000
                                                                    ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Mortgage note receivable                                            (1,500,000)                  --
  Purchase of land held for investment or development
   and improvements                                                       (4,000)          (1,498,000)
  Purchase of property and equipment, net                             (1,915,000)             (19,000)
  Repayment of note receivable from Table mountain Tribe               2,203,000                   --
  Note receivable from Table Mountain Tribe                           (2,203,000)                  --
  Investment in unconsolidated subsidiary                             (1,200,000)                  --
                                                                    ------------         ------------
  NET CASH USED IN INVESTING ACTIVITIES                               (4,619,000)          (1,517,000)
                                                                    ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in cash restricted as to use                                       --            2,684,000
  Retirement of minority interest in consolidated subsidiary                  --           (2,569,000)
  Proceeds from long-term debt                                         2,203,000                   --
  Repayment of long-term debt                                         (2,203,000)                  --
  Repurchase of common stock                                            (472,000)             (88,000)
  Proceeds from issuance of common stock                                  20,000               81,000
                                                                    ------------         ------------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (452,000)             108,000
                                                                    ------------         ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (2,745,000)           2,783,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          15,371,000           12,588,000
                                                                    ------------         ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                              $ 12,626,000         $ 15,371,000
                                                                    ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for state and federal income taxes                      $  1,410,000         $  1,653,000
  Cash paid for interest                                            $     42,000         $         --


                                       F5


                 See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1999 AND 1998


                                                                  1999                1998
                                                               -----------         -----------
DETAIL OF CHANGES IN OTHER ASSETS AND LIABILITIES:
  (Increase) decrease in consulting fee and receivables        $   (11,000)        $    11,000
  Decrease in refundable income taxes                               92,000             244,000
  Increase in inventories                                         (153,000)                 --
  Decrease in consulting agreement acquisition costs                    --             324,000
  (Increase) decrease in prepaid expenses                         (345,000)             37,000
  (Increase) decrease other assets                                 (80,000)            265,000
  Increase in accounts payable                                     432,000              70,000
  (Decrease) increase in income taxes payable                      (10,000)             10,000
  Increase in accrued expenses                                      23,000              42,000
                                                               -----------         -----------
                                                               $   (52,000)        $ 1,003,000
                                                               ===========         ===========


                                       F6


                 See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 1999 AND 1998


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF BUSINESS:

     The Company, until May 1999, was principally engaged in providing consulting services to a gaming facility in central California. The Company is involved with two restaurant operations in Southern Nevada. The Company operates one of the restaurants and is a minority investor in the other restaurant. The Company owns 40 acres of land in North Las Vegas, Nevada on which it plans to develop and construct a funeral home and cemetery. Additionally, the Company owns 20 acres of land in North Las Vegas, Nevada near the location of the proposed funeral home and cemetery site which will be used for future development or sale.

     PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of American
       Vantage Companies and its wholly and majority-owned subsidiaries (the "Company"). A 49% owned subsidiary is reported in the July 31, 1999 consolidated balance sheet at the Company"s equity in net assets of the subsidiary. The Company has reported all of the loss of the unconsolidated subsidiary in the accompanying statement of income for the year ended July 31, 1999. All significant intercompany accounts and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS:

     The Company maintains cash and cash equivalents, investments with original maturities of three months or less, with certain financial institutions. Due to the quality of the financial institutions involved, they present a low level of risk to the Company. The carrying amount of cash and cash equivalents approximates their fair value.

     ALLOWANCES FOR DOUBTFUL ACCOUNTS:

     Consulting fee and other receivables and mortgage note receivables are reported at their fair value and are, in the opinion of management, collectible and no allowances for doubtful accounts were necessary at July 31, 1999 and 1998. Specific accounts, which in the opinion of management, are uncollectible are written off when such determination is made.

     INVENTORIES:

     Inventories, consisting principally of retail merchandise for sale, are stated at the lower of cost or market using the first-in, first-out method.

     PROPERTY, EQUIPMENT AND DEPRECIATION:

     Property and equipment is stated at cost. Depreciation is calculated using accelerated methods over the estimated useful lives of the assets.


                                       F7

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1999 AND 1998


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

     ADVERTISING COSTS:

     Advertising costs of the consolidated restaurant subsidiary are expensed as incurred. Advertising expense for the year ended July 31, 1999 totaled $33,000.

     EARNINGS PER SHARE:

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Cash and cash equivalents, mortgage note and accounts receivable, land held for investment or development, and accounts payable are reported at amounts that approximate their fair values.


                                       F8

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1999 AND 1998


2.   MORTGAGE NOTE RECEIVABLE

     The mortgage note receivable bears interest at 22% and is secured by a first mortgage on undeveloped land in Henderson, Nevada with an appraised value of $3,100,000. The note principal and accrued interest is due July 29, 2000. In the event the note is paid before maturity, the Company is guaranteed minimum interest of $100,000 or the actual accrued interest, whichever is greater.

3.   RESTAURANT OPERATIONS

     INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     The Company owns a 49% interest in Border Grill Las Vegas, LLC ("BGLV"), which owns the Border Grill restaurant. The restaurant is located in the Mandalay Bay Resort & Casino on the Las Vegas Strip in Las Vegas, Nevada. The Company is committed to invest up to $2,750,000 in BGLV and loan up to $175,000 to BGLV for construction of and initial working capital for the restaurant. As of July 31, 1999, the Company had expended $1,200,000 of its commitment.

     All (100%) of the loss from the operations for the restaurant for the period from June 17, 1999, the date operations began, to July 31, 1999, including the expense of startup costs, are reported as loss of unconsolidated subsidiary in the consolidated statements of income for Fiscal 1999. In the future, if the restaurant has net income, the Company will recognize all such income until prior losses have been offset and thereafter net income will be split proportionate to ownership interests.

     The following summarizes the condensed balance sheet and condensed statement of loss for BGLV at July 31, 1999 and for the period from June 17, 1999, the date operations commenced, to July 31, 1999.

       Assets                                      $  913,000
       Liabilities                                    320,000
                                                   ----------
       Members' capital                            $  593,000
                                                   ==========

       Revenues                                    $  444,000
       Expenses                                     1,052,000
                                                   ----------
       Loss from operations                        $  608,000
                                                   ==========

     BGLV has a management agreement with an entity owned by the majority owners requiring payments equal to 5% of the gross sales of the restaurant.


                                       F9

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1999 AND 1998


3.   RESTAURANT OPERATIONS (CONTINUED):

     NITRO GRILL RESTAURANT

     The Company owns an 88% interest in a consolidated subsidiary, which operates the WCW Nitro Grill restaurant in the Excalibur Hotel and Casino on the Las Vegas Strip in Las Vegas, Nevada. The restaurant began operations on May 17, 1999. Startup costs associated with the restaurant are included in restaurant operation expenses in the consolidated statement of income for Fiscal 1999.

     The Company has a non-exclusive worldwide licensing agreement with World
       Championship Wrestling ("WCW"), a Time Warner Company, to develop wrestling themed restaurants. Among other provisions of the licensing agreement, the Company must designate the site for its second restaurant by June 2000 and open the restaurant by December 2000. The licensing agreement is renewable annually and provides for annual minimum non-refundable licensing payments of $250,000 plus percentage royalties on food, beverage and retail merchandise sold in the restaurant. Percentage royalties are payable when on an annual basis they exceed the non-refundable licensing fee. For the year ended July 31, 1999, the Company reported licensing expense of $63,000 incurred under the terms of the agreement.

     The Company also has an agreement with another company requiring payment of 2% of gross sales of the restaurant as consideration for finders' fees and consulting services. During the year ended July 31, 1999, the Company reported $20,000 of expense under the terms of the agreement.

     The restaurant space lease is for 10 years beginning in May 1999. The lease provides for minimum annual lease payments of $175,000 with percentage rents based on gross sales of the restaurant when they exceed minimum rental payments. The lease also requires an annual payment of $65,000 for utilities. During the year ended July 31, 1999, the Company incurred lease expense of $44,000.

4.   PROPERTY AND EQUIPMENT:

     Property and equipment is comprised of:

                                                           1999                1998
                                                       -----------         -----------
       Furniture, fixtures and office equipment        $   960,000         $   198,000
       Leasehold improvements                            1,267,000             115,000
                                                       -----------         -----------
                                                         2,227,000             313,000
       Less accumulated depreciation                      (198,000)           (133,000)
                                                       -----------         -----------
                                                       $ 2,029,000         $   180,000
                                                       ===========         ===========


                                       F10

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1999 AND 1998


5.   INDIAN GAMING OPERATIONS:

     TABLE MOUNTAIN CASINO & BINGO:

     The Company has a consulting agreement with the Table Mountain Band of Indians (the "Table Mountain Tribe") for the Table Mountain Casino in Friant, California.

     In June, 1997, the consulting agreement was amended to provide a revised consulting fee schedule. The revised schedule provided for a base monthly consulting fee of $60,000, plus additional fees of $50,000 to $100,000 for increments of $225,000 to $500,000 or portion thereof, of monthly casino net income in excess of the first $1.5 million of net income from casino operations. A second amendment to the consulting agreement was signed in November, 1997 and the consulting fee schedule was adjusted, effective February 1, 1998, to provide for a base fee of $50,000 and additional fees of $45,000 to $60,000 for increments of $250,000 to $500,000 or portion thereof, of monthly casino net income in excess of $1.5 million of net income from casino operations. The term of the agreement was extended to June 30, 2000.

     The Company will continue to receive a monthly payment of $350,000 in accordance with terms of the termination agreement signed in February, 1996. These payments will continue through January, 2000, subject to meeting certain thresholds.

     The Company is obligated during the period of the consulting agreement, under certain circumstances, to loan the Table Mountain Tribe up to $4,000,000.

     The contracts were prematurely terminated by the tribe in May, 1999. See
         Note 11 - Litigation with the Table Mountain Tribe.

     TRIBAL-STATE GAMING COMPACT:

     In September 1999, approximately 59 Native American tribes in California signed a compact with the Governor of the State of California to permit certain specified types of gaming in casinos on Indian owned land. Among other things, the compacts will permit each tribe to have house banked black jack games and operate up to 2000 video gaming machines. The compacts can not be legally recognized until an amendment is made to the California state constitution. The amendment will require its approval by a majority of the voters in a statewide election, which will be held in March 2000.


                                       F11

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1999 AND 1998



5.   INDIAN GAMING OPERATIONS (CONTINUED):

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

6.   STOCKHOLDERS' EQUITY:

     PREFERRED STOCK:

     The Board of Directors has the authority to issue the preferred stock, the terms of which (including, without limitation, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences) may be fixed by the Board at its sole discretion. The holders of the Company"s common stock will not be entitled to vote upon such matters. No shares of preferred stock of any series are outstanding and the Board of Directors has no present intention to issue any such shares. Shares of preferred stock issued in the future could have conversion rights, which may result in the issuance of additional shares of common stock, which could dilute the interest of the holders of common stock. Such shares could also have voting rights and liquidation preferences which are senior to the rights and preferences of the common stock. Additionally, such shares could have dividend, redemption or other restrictive provisions.

     WARRANTS:

     In July, 1991, the Company sold shares of common stock together with warrants to purchase additional common stock shares. On June 27, 1997, the Board of Directors granted an extension of the exercise period of the remaining 972,222 warrants to July, 1999 and increased the exercise price per share to $.90. The warrants expired in July 1999.


                                       F12

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1999 AND 1998


6.   STOCKHOLDERS' EQUITY (CONTINUED):

     STOCK REPURCHASE PROGRAM:

     In Fiscal 1998, the Board of Directors authorized the expenditure of up to $2,000,000 to repurchase the Company's common stock. When the Company repurchases shares, it is done according to applicable securities laws and at times and in amounts as management deems appropriate. Shares may be purchased in the open market or privately negotiated transactions, with the timing and terms of such purchases to be determined by management based on market conditions. There is no expiration date for the repurchase program.

     In the years ended July 31, 1999 and 1998, the Company purchased 459,550 and 59,400 shares of common stock at a cost of $472,000 and $88,000, respectively.

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

     The following is a summary of activity of outstanding stock options under the Officers' Stock Option Plan:

                                                      OPTIONS OUTSTANDING
                                               ----------------------------------------
                                                                           WEIGHTED
                                                                            AVERAGE
                                                SHARES                   EXERCISE PRICE
                                                ------                   --------------
       Balance, July 31, 1997                   531,266                     $0.68

       Exercised                               (250,000)                     0.53
                                                -------                     -----
       Balance, July 31, 1998                   281,266                      0.69
                                                -------                     -----
       Balance, July 31, 1999                   281,266                     $0.69
                                                =======                     =====
       Exercisable, July 31, 1999               281,266                     $0.69
                                                =======                     =====


                                       F13

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1999 AND 1998


6.   STOCKHOLDERS' EQUITY (CONTINUED):

     STOCK OPTION PLANS (CONTINUED):

     The following is a summary of information about the Officers' Stock Option
       Plan options outstanding at July 31, 1999:

                                    OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
           ---------------------------------------------------------------------       --------------------------------
                                                   WEIGHTED
                                                   AVERAGE
                                                  REMAINING          WEIGHTED                              WEIGHTED
               RANGE OF           NUMBER         CONTRACTUAL         AVERAGE              NUMBER           AVERAGE
           EXERCISE PRICES     OUTSTANDING       LIFE (YEARS)     EXERCISE PRICE       EXERCISABLE      EXERCISE PRICE
           ---------------     -----------       ------------     --------------       -----------      --------------
              $   0.69          281,266              0.7              $ 0.69              281,266           $ 0.69
              ========          =======              ===              ======              =======           ======

     Activity of the Employees' Stock Option Plan is summarized as follows:

                                                                OPTIONS OUTSTANDING
                                                       -------------------------------------------
                                                                                     WEIGHTED
                                                                                      AVERAGE
                                                         SHARES                     EXERCISE PRICE
                                                         ------                     --------------
       Balance, July 31, 1997                           2,188,734                       $0.96
       Exercised                                          (50,000)                       0.53
                                                        ---------                       -----
       Balance, July 31, 1998                           2,138,734                        0.90
                                                        ---------                       -----
       Balance, July 31, 1999                           2,138,734                       $0.90
                                                        =========                       =====
       Exercisable, July 31, 1999                       2,138,734                       $0.90
                                                        =========                       =====

     The following is a summary of information about the Employees' Stock Option
       Plan options outstanding at July 31, 1999:

                                    OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
           ---------------------------------------------------------------------       --------------------------------
                                                   WEIGHTED
                                                   AVERAGE
                                                  REMAINING          WEIGHTED                              WEIGHTED
               RANGE OF           NUMBER         CONTRACTUAL         AVERAGE              NUMBER           AVERAGE
           EXERCISE PRICES     OUTSTANDING       LIFE (YEARS)     EXERCISE PRICE       EXERCISABLE      EXERCISE PRICE
           ---------------     -----------       ------------     --------------       -----------      --------------

            $      0.69          1,338,734            1.3            $   0.69            1,338,734          $  0.69
                   1.25            800,000            2.3                1.25              800,000             1.25
            -----------          ---------            ---            --------            ---------          -------
            $ 0.69-1.25          2,138,734            1.7            $   0.90            2,138,734          $  0.90
            ===========          =========            ===            ========            =========          =======


                                       F14

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1999 AND 1998


6.   STOCKHOLDERS' EQUITY (CONTINUED):

     STOCK OPTION PLANS (CONTINUED):

     Activity of the 1996 Stock Option Plan is summarized as follows:

                                                                OPTIONS OUTSTANDING
                                                       -------------------------------------------
                                                                                     WEIGHTED
                                                                                      AVERAGE
                                                         SHARES                      EXERCISE
                                                                                       PRICE
                                                         ------                     --------------
       Balance, July 31, 1997                                --                         $  --

       Granted                                          350,000                          1.17
                                                        -------                         -----
       Balance, July 31, 1998                           350,000                          1.17
                                                        -------                         -----
       Balance, July 31, 1999                           350,000                         $1.17
                                                        =======                         =====
       Exercisable, July 31, 1999                       216,667                         $1.17
                                                        =======                         =====


     The following is a summary of information about the 1996 Stock Option Plan options outstanding at July 31, 1999:


                                    OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
           ---------------------------------------------------------------------       --------------------------------
                                                   WEIGHTED
                                                   AVERAGE           WEIGHTED                              WEIGHTED
               RANGE OF                           REMAINING           AVERAGE                              AVERAGE
               EXERCISE            NUMBER         CONTRACTUAL        EXERCISE            NUMBER            EXERCISE
               PRICES          OUTSTANDING       LIFE (YEARS)         PRICE            EXERCISABLE          PRICE
           ---------------     -----------       ------------     --------------       -----------      --------------
             $ 1.16-1.19         350,000              5.0              $ 1.17             216,667            $ 1.17
             ====== ====         =======              ===              ======             =======            ======


                                       F15

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1999 AND 1998


6.   STOCKHOLDERS' EQUITY (CONTINUED):

     OTHER OPTIONS GRANTED:

     Other options were granted to outside members of the Board of Directors and to the Table Mountain Tribe. The options were granted at the market value of the Company's common stock at the date of grant. Activity of other options granted is as follows:

                                                                OPTIONS OUTSTANDING
                                                       -------------------------------------------
                                                                                     WEIGHTED
                                                                                      AVERAGE
                                                         SHARES                     EXERCISE PRICE
                                                         ------                     --------------
           Balance, July 31, 1997                        402,500                       $  0.93

           Granted                                        75,000                          1.19
           Exercised                                     (92,500)                         0.58
                                                         -------                       -------
           Balance, July 31, 1998                        385,000                          1.06

           Canceled                                      (50,000)                         0.53
           Exercised                                     (32,500)                         0.63
                                                         -------                       -------
           Balance, July 31, 1999                        302,500                       $  1.20
                                                         =======                       =======
           Exercisable, July 31, 1999                    267,500                       $  1.20
                                                         =======                       =======


     The following is a summary of information about other options outstanding at July 31, 1999:


                                    OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
           ---------------------------------------------------------------------       --------------------------------
                                                   WEIGHTED
                                                   AVERAGE           WEIGHTED                              WEIGHTED
               RANGE OF                           REMAINING          AVERAGE                               AVERAGE
               EXERCISE           NUMBER         CONTRACTUAL        EXERCISE             NUMBER           EXERCISE
                PRICES         OUTSTANDING       LIFE (YEARS)        PRICE             EXERCISABLE         PRICE
           ---------------     -----------       ------------     --------------       -----------      --------------
             $       0.69         62,500             0.4              $ 0.69               62,500           $  0.69
                     1.19         75,000             9.0                1.19               40,000              1.19
                     1.25        115,000             1.0                1.25              115,000              1.25
                     1.75         50,000             1.0                1.75               50,000              1.75
             ------------        -------             ---              ------              -------           -------
             $  0.69-1.75        302,500             2.9              $ 1.20              267,500           $  1.20
             ============        =======             ===              ======              =======           =======


                                       F16

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1999 AND 1998


6.   STOCKHOLDERS' EQUITY (CONTINUED):

     OTHER OPTIONS GRANTED (CONTINUED):

     Statement of Financial Accounting Standards No. 123 - Accounting for
       Stock-Based Compensation ("SFAS 123"), provides that companies may elect to account for employee stock options using a fair value-based method or continue to apply the intrinsic value-based method prescribed by Accounting Principals Board Opinion No. 25 ("APB 25").

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

                                             1999                        1998
                                         -------------               -------------
       Net income:
         As reported                     $   2,026,000               $   3,069,000
         Proforma                            2,026,000                   3,011,000

       Earnings per share:
         Basic:
          As reported                             0.13                        0.20
          Proforma                                0.13                        0.20
         Diluted:
          As reported                             0.13                        0.19
          Proforma                                0.13                        0.19

     No options or warrants were issued in the year ended July 31, 1999.


                                       F17

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1999 AND 1998


6.   STOCKHOLDERS' EQUITY (CONTINUED):

     OTHER OPTIONS GRANTED (CONTINUED):

     The fair value of each award under the stock option plans is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of the options and warrants with extension of exercise periods for the year ended July 31, 1998:

                                                                EMPLOYEE STOCK
                                                                OPTION PLAN AND
                                                                 OTHER OPTIONS
                                                                ---------------
           Expected stock price volatility                      75.5% and 76.1%

           Expected option/warrant lives                               5 and 10

           Expected dividend yield                                           --

           Risk-free interest rates                           5.6% and 5.8-5.9%

           Weighted-average fair value of                   $     0.76 and 0.99
             warrants/options granted during year

7.   INCOME TAXES:

     The income tax expense for 1999 and 1998 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

                                                           1999              %                1998          %
                                                       -----------           --         -----------         --
       Statutory federal tax rate                      $ 1,079,000           34         $ 1,691,000         34
       State income tax, net of federal benefit            132,000            4             200,000          4
       Other                                               (64,000)          (2)             14,000         --
                                                       -----------           --         -----------         --
       Effective tax expense                           $ 1,147,000           36         $ 1,905,000         38
                                                       ===========           ==         ===========         ==


                                       F18

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1999 AND 1998


7.   INCOME TAXES (CONTINUED):

     The components of deferred tax benefits and assets at July 31, 1999 and 1998 and for the years then ended are comprised of:

                                                      1999              1998
                                                   ---------         ---------
       DEFERRED TAX BENEFITS:
         Start-up costs of restaurant              $ (73,000)        $      --
         Loss of unconsolidated subsidiary          (243,000)               --
         Accrued vacations                            (6,000)           (2,000)
                                                   ---------         ---------

         TOTAL DEFERRED TAX BENEFITS               $(322,000)        $  (2,000)
                                                   =========         =========

       DEFERRED TAX ASSETS:
         Current:
          Start-up costs of restaurant             $  15,000         $      --
          Loss of unconsolidated subsidiary          110,000                --
          Accrued vacations                           10,000             4,000
                                                   ---------         ---------
                                                     135,000             4,000
         Long-term:
          Start-up costs of restaurant               134,000                --
          Loss of unconsolidated subsidiary           57,000                --
                                                   ---------         ---------
                                                     191,000                --
                                                   ---------         ---------
         TOTAL DEFERRED TAX ASSETS                 $ 326,000         $   4,000
                                                   =========         =========

8.   SEGMENT INFORMATION:

     Revenues, operating income (loss) (excluding amortization and depreciation and minority interest), identifiable assets, capital expenditures, and depreciation and amortization are as follows:

                                                     1999                1998
                                                 -----------         -----------
       Revenues:
         Casino                                  $ 6,660,000         $ 8,565,000
         Restaurants                               1,005,000                  --
                                                 -----------         -----------
                                                 $ 7,665,000         $ 8,565,000
                                                 ===========         ===========

       Operating income (loss):
         Casino                                  $ 4,875,000         $ 6,784,000
         Restaurants                              (1,311,000)                 --
         Death care                                  (47,000)            (61,000)
         Corporate                                (1,254,000)         (1,255,000)
                                                 -----------         -----------
                                                 $ 2,263,000         $ 5,468,000
                                                 ===========         ===========


                                       F19

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1999 AND 1998


8.   SEGMENT INFORMATION (CONTINUED):

       Identifiable assets:
         Casino                              $        --        $15,456,000
         Restaurants                           3,221,000                 --
         Death care                            3,912,000          3,750,000
         Corporate                            16,073,000          1,981,000
                                             -----------        -----------
                                             $23,206,000        $21,187,000
                                             ===========        ===========

       Capital expenditures:
         Restaurants                         $ 1,899,000        $        --
         Death care                                4,000            148,000
         Corporate                                16,000          1,369,000
                                             -----------        -----------
                                             $ 1,919,000        $ 1,517,000
                                             ===========        ===========

       Depreciation and amortization:
         Casino                              $        --        $    72,000
         Restaurants                              34,000                 --
         Death care                                   --                 --
         Corporate                                33,000             50,000
                                             -----------        -----------
                                             $    67,000        $   122,000
                                             ===========        ===========

     There were no intersegment sales during 1999 and 1998.

9. G & L ACQUISITION CORP.:

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


                                       F20

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1999 AND 1998


10.  COMMITMENTS AND CONTINGENCIES:

     a) COMMITMENTS:

         1) Operating leases:

              The Company leases restaurants and office space and automobiles under operating leases expiring in various years through 2009. See Note 4.

              Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of July 31, 1999 are:

                           YEAR                                 AMOUNT
                           ----                                 ------
                           2000                              $   315,000
                           2001                                  275,000
                           2002                                  187,000
                           2003                                  175,000
                           2004                                  175,000
                        Thereafter                               831,000
                                                             -----------
                                                             $ 1,958,000
                                                             ============

            Lease expense was $220,000 and $154,000 for the years ended July 31,
              1999 and 1998, respectively.

         2) Line of credit:

            At July 31, 1999, the Company had a revolving, unsecured $1,000,000 line of credit which expires in December, 1999 and bears interest at 1% above an indexed prime rate. At July 31, 1999, no funds were outstanding on the line of credit.

     b) CONCENTRATIONS OF CREDIT RISK:

         The Company's cash, cash equivalents and restricted cash are on deposit with two financial institutions which are FDIC insured on amounts up to $100,000.

         Through April 1999 virtually all the Company's revenues and related receivables were derived from the consulting agreement with the Table Mountain Casino. No receivables from the Table Mountain Casino are reported in the July 31, 1999 consolidated balance sheet.


                                       F21

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1999 AND 1998


10.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

     c) EMPLOYMENT AGREEMENTS:

     In July, 1995, the Company entered into employment agreements with certain key executives which expire in 2002. The employment agreements provide for, among other things, annual base compensation, participation in bonus plans and life insurance. The agreements also contain severance provisions which provide for payments to the executives in the event of their termination after a change in control, as defined. The severance provisions provide for a compensation payment equal to 2.99 times the annual salary paid to the executive at the time of the change of control, as well as accelerated payment of accrued bonuses payable to the executives under the Company"s compensation policies and an additional payment based on the number of stock options which the key executives have not exercised within three months of their termination of employment. Aggregate annual salaries guaranteed by the agreements are $769,000. At July 31, 1999, the estimated amount that would have been payable as severance compensation under the agreements to these executives based on compensation and stock options was $2,378,000.

11.  Litigation with the Table Mountain Tribe:

     In June 1999, the Company filed a lawsuit in the United States District
       Court, Eastern District of California against the Table Mountain Tribe. The Company has two contracts to provide gaming consulting services to the casino. In May 1999, the Table Mountain Tribe voted to terminate both contracts with the Company. The first contract, entered into in February 1996, was a buyout of an earlier contract and requires payments of $350,000 per month for 48 months through January 2000. The second contract, also entered into in February 1996 and subsequently amended, is a consulting contract, which is to expire in June 2000. Since May 1999, the Tribe has not honored the consulting and termination agreements the Company has with the Tribe.

     The lawsuit seeks to recover payments totaling $3,150,000 due under the first contract and under the consulting contract, the Company seeks an award of $790,000, which represents only the base fees due under the consulting contract. The Company also seeks interest, court costs and additional unspecified and "to be determined" consulting fees that would have been due during the remainder of the consulting term.

     The Table Mountain Tribe has filed a countersuit against the Company claiming the consulting contracts are invalid, for several reasons, and requesting restitution for all consulting fees paid to the Company during the period of the contracts.

     Management strongly believes the contracts are valid, enforceable and comply with all aspects of the National Indian Gaming Act and intends to vigorously seek to enforce their provisions.


                                       F22

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 1999 AND 1998



11. LITIGATION WITH THE TABLE MOUNTAIN TRIBE (CONTINUED):

     A trial date has been set for September 2000.

12.  RETIREMENT PLAN:

     All of the Company's employees meeting certain eligibility requirements participate in a simplified employee pension plan. Employer contributions to the Plan are made on a discretionary basis and were $103,000 and $104,000 for the years ended July 31, 1999 and 1998, respectively.



                                       F23

Exhibits Index

 3.1  Articles of Incorporation and By Laws of the Company.(1)

 3.2  Certificate of Amendment to Articles of Incorporation of the Company.(5)

 3.3  Certificate of Amendment to Articles of Incorporation of the Company.(6)

 4.1 Warrant Certificate between the Company and Jay H. Brown dated July 23, 1991.(2)

10.1 American Casino Enterprises, Inc. 1991 Officers Stock Option Plan, as amended.(3)

10.2  American Casino Enterprises, Inc. 1992 Employees Stock Option Plan.(3)

10.3  American Casino Enterprises, Inc. 1996 Stock Option Plan.(3)

10.4 Management Consultant Contract dated March 27, 1993 between the Company and the Table Mountain Tribe.(5)

10.5 Employment Agreement between the Company and Ronald J. Tassinari dated July 20, 1995.(6)

10.6 Employment Agreement between the Company and Audrey K. Tassinari dated July 20, 1995.(6)

10.7 Employment Agreement between the Company and Roy K. Keefer dated July 20, 1995.(6)

10.8 Letter Agreement dated September 11, 1995 between the Company and Table Mountain Rancheria.(6)

10.9 Business Loan Agreement and Promissory Note dated November 15, 1994 between the Company and First Security Bank of Nevada.(6)

10.10 Settlement Agreement, dated February 1, 1996, between the Company and the NIGC.(7)

10.11 Termination Agreement, dated February 1, 1996, between the Company and the Table Mountain Tribe. Exhibit A to the Termination Agreement is set forth as Exhibit 99.1 below, and Exhibit B to the Termination Agreement is incorporated herein by reference from Exhibit 10.3 above.(7)

10.12 Consulting Agreement, dated February 1, 1996, between the Company and the Tribe.(7)

10.13 Option to Purchase and Escrow Instructions dated as of October 9, 1996, among the Company, Victorson & Associates, Inc., Fred Victorson and United Title of Nevada.(8)

10.14 Purchase Agreement and Escrow Instructions dated October 9, 1996, among Victorson & Associates, Inc., Fred Victorson and the Company.(8)

10.15 Joint Venture Agreement between the Company and the Table Mountain Tribe, dated as of February 1, 1996.(8)

10.16 Funding and Loan Agreement between the Auburn Tribe and the Table Mountain/ACES Joint Venture, dated February 1, 1996.(8)

10.17 Lease for the Company's offices dated March 14, 1996, between the Company and Tropicana Trail Limited Partnership.(8)

10.18 Agreement to terminate Funding and Loan Agreement, dated March 10, 1998, between the Company and the Auburn Tribe.(9)

10.19 Promissory Note, dated March 10, 1998, between the Company and the Auburn Tribe.(9)

10.20 Promissory Note and Loan Agreement, dated August 24, 1998, between the Company and the Table Mountain Tribe.(9)

10.21 Promissory Note and Loan Agreement, dated August 24, 1998, between the Company and United Security Bank.(9)

10.22 License Agreement, dated as of November 12, 1998, by and among Sitka, the Company and World Championship Wrestling, Inc.

10.23 Lease for Restaurant Space, dated as of November 19, 1998, by and between New Castle Corp. and Sitka.

10.24 Operating Agreement, dated November 12, 1998, by and between TT&T and Vantage Bay.

10.25 Lease for Restaurant Space, dated November 12, 1998, by and between Mandalay Corp. and Border Grill Las Vegas, LLC.

21.1      Subsidiaries of the Registrant

23.1      Consent of Bradshaw, Smith & Co.

27.1      Financial Data Schedules

99.1 Order of the United States Department of the Interior, dated February 1, 1996.(7)
-----------

(1)      Incorporated by reference to Exhibit 3(1) to the Company's Annual Report on Form 10-K for July 31, 1981.

(2)      Incorporated by reference to the Company's Annual Report on Form 10-K for July 31, 1991.

(3)      Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-00905)
         declared effective on February 13, 1996.

(4)      Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1994.

(5)      Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1995.

(6)      Incorporated by reference to the Company's Current Report on Form 8-K dated February 1, 1996.

(7)      Incorporated by reference from the Company's Current Report on Form 8-K dated October 9, 1996.

(8)      Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1996.

(9)      Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1998.
