Form 10QSB
period 1999-10-31
AMERICAN VANTAGE COMPANIES
filed 1999-12-14
CIK 315428

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999
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

                  Yes [X]                            No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value, 4,887,000 shares at December 10, 1999.

Transitional Small Business Disclosure Format  Yes [ ]  No [X]

      PART 1
      FINANCIAL INFORMATION

      AMERICAN VANTAGE COMPANIES
      CONSOLIDATED BALANCE SHEETS
      OCTOBER 31, 1999 AND JULY 31, 1999

                                                                  OCTOBER 31,      JULY 31,
                                                                      1999          1999
                                                                  -----------    -----------
                                                                  (UNAUDITED)

                                        ASSETS
CURRENT ASSETS:
      CASH AND CASH EQUIVALENTS                                   $11,730,000    $12,626,000
      ACCOUNTS RECEIVABLE                                              35,000        191,000
      MORTGAGE NOTE RECEIVABLE AND ACCRUED INTEREST                 1,821,000      1,500,000
      REFUNDABLE INCOME TAXES                                         463,000        219,000
      DEFERRED TAX ASSET                                              193,000        135,000
      INVENTORIES                                                     205,000        153,000
      PREPAID EXPENSES                                                294,000        376,000
                                                                  -----------    -----------

          TOTAL CURRENT ASSETS                                     14,741,000     15,200,000
                                                                  -----------    -----------

PROPERTY AND EQUIPMENT, NET                                         1,972,000      2,029,000
LAND HELD FOR INVESTMENT OR DEVELOPMENT                             5,105,000      5,105,000
INVESTMENT IN UNCONSOLIDATED SUBSIDIARY                               491,000        592,000
DEFERRED TAX ASSET                                                    164,000        191,000
OTHER ASSETS - DEPOSITS AND OTHER                                      86,000         89,000
                                                                  -----------    -----------

                                                                  $22,559,000    $23,206,000
                                                                  ===========    ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      ACCOUNTS PAYABLE                                            $   322,000    $   558,000
      ACCRUED EXPENSES                                                292,000        166,000
                                                                  -----------    -----------

          TOTAL CURRENT LIABILITIES                                   614,000        724,000
                                                                  -----------    -----------

COMMITMENTS AND CONTINGENCY                                              --             --

STOCKHOLDERS' EQUITY:
      COMMON STOCK, $.01 PAR; 30,000,000 SHARES AUTHORIZED;
        4,887,000 AND 5,028,821 SHARES ISSUED AND OUTSTANDING          49,000         49,000
      PREFERRED STOCK, $.01 PAR; 10,000,000 SHARES AUTHORIZED;
        SHARES ISSUED AND OUTSTANDING - NONE                             --             --
      CAPITAL IN EXCESS OF PAR                                      2,974,000      2,974,000
      RETAINED EARNINGS                                            18,922,000     19,459,000
                                                                  -----------    -----------

                                                                   21,945,000     22,482,000
                                                                  -----------    -----------

                                                                  $22,559,000    $23,206,000
                                                                  ===========    ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AMERICAN VANTAGE COMPANIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
(UNAUDITED)

                                                1999            1998
                                            -----------     -----------
REVENUES:
      CASINO CONSULTING FEES                $      --       $ 2,130,000
      RESTAURANT SALES                        1,091,000            --
                                            -----------     -----------
                                              1,091,000       2,130,000
                                            -----------     -----------

COSTS AND EXPENSES:
      CASINO CONSULTING                         124,000         452,000
      RESTAURANT OPERATIONS                   1,370,000            --
      DEATH CARE OPERATIONS                      58,000          31,000
      GENERAL AND ADMINISTRATIVE                424,000         388,000
      AMORTIZATION AND DEPRECIATION              68,000           8,000
      LOSS OF UNCONSOLIDATED SUBSIDIARY         101,000            --
                                            -----------     -----------

                                              2,145,000         879,000
                                            -----------     -----------

      INCOME (LOSS) FROM OPERATIONS          (1,054,000)      1,251,000
                                            -----------     -----------

OTHER INCOME (EXPENSE):
      INTEREST INCOME                           242,000         226,000
                                            -----------     -----------
                                                242,000         226,000
                                            -----------     -----------

      INCOME (LOSS) BEFORE INCOME TAXES        (812,000)      1,477,000
                                            -----------     -----------

INCOME TAX BENEFIT (EXPENSE):
      CURRENT:
        STATE                                      --           (96,000)
        FEDERAL                                 244,000        (506,000)

      DEFERRED:
        STATE                                      --              --
        FEDERAL                                  31,000            --
                                            -----------     -----------
                                                275,000        (602,000)
                                            -----------     -----------

      NET INCOME (LOSS)                     $  (537,000)    $   875,000
                                            ===========     ===========

EARNINGS (LOSS) PER COMMON SHARE:
      BASIC                                 $     (0.11)    $      0.17
                                            ===========     ===========
      DILUTED                               $     (0.11)    $      0.16
                                            ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      AND COMMON SHARE EQUIVALENTS:
      BASIC                                   4,887,000       5,031,667
      STOCK OPTIONS AND WARRANTS                 57,086         301,000
                                            -----------     -----------
      DILUTED                                 4,944,086       5,332,667
                                            ===========     ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AMERICAN VANTAGE COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
(UNAUDITED)

                                                                               1999             1998
                                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME (LOSS)                                                     $   (537,000)    $    875,000
                                                                           ------------     ------------

     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
     PROVIDED (USED) BY
       OPERATING ACTIVITIES:
       LOSS OF UNCONSOLIDATED SUBSIDIARY                                        101,000             --
       AMORTIZATION AND DEPRECIATION                                             68,000            8,000
       DEFERRED INCOME TAX BENEFIT                                              (31,000)            --
       CHANGES IN OTHER ASSETS AND LIABILITIES, NET                            (488,000)         285,000
                                                                           ------------     ------------

                                                                               (350,000)         293,000
                                                                           ------------     ------------

       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        (887,000)       1,168,000
                                                                           ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     NOTE RECEIVABLE FROM TABLE MOUNTAIN TRIBE                                     --           (329,000)
     PURCHASE OF PROPERTY AND EQUIPMENT, NET                                     (9,000)          (5,000)
                                                                           ------------     ------------

       NET CASH USED BY INVESTING ACTIVITIES                                     (9,000)        (334,000)
                                                                           ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     PROCEEDS FROM LONG-TERM DEBT                                                  --            329,000
     PROCEEDS FROM ISSUANCE OF COMMON STOCK                                        --              6,000
                                                                           ------------     ------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                   --            335,000
                                                                           ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (896,000)       1,169,000

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                            12,626,000       15,371,000
                                                                           ------------     ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                $ 11,730,000     $ 16,540,000
                                                                           ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     CASH PAID FOR STATE AND FEDERAL INCOME TAXES                          $       --       $    150,000
                                                                           ============     ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AMERICAN VANTAGE COMPANIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED JULY 31, 1999 AND THREE MONTHS
ENDED OCTOBER 31, 1999 (UNAUDITED)

                                           COMMON STOCK               CAPITAL
                                  -----------------------------      IN EXCESS          RETAINED
                                    SHARES            DOLLARS          OF PAR           EARNINGS
                                  ------------     ------------     ------------     ------------
BALANCE, JULY 31, 1998               5,029,350     $     51,000     $  3,424,000     $ 17,433,000

ISSUANCE OF SHARES                      10,833             --             20,000             --

SHARES REPURCHASED AND RETIRED        (153,183)          (2,000)        (470,000)            --

NET INCOME FOR THE YEAR                   --               --               --          2,026,000
                                  ------------     ------------     ------------     ------------

BALANCE, JULY 31, 1999               4,887,000           49,000        2,974,000       19,459,000

NET LOSS FOR THE PERIOD                   --               --               --           (537,000)
                                  ------------     ------------     ------------     ------------

BALANCE, OCTOBER 31, 1999            4,887,000     $     49,000     $  2,974,000     $ 18,922,000
                                  ============     ============     ============     ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

As permitted by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of American Vantage Companies and its majority owned subsidiaries ("the Company"). A 49% owned subsidiary is reported in the consolidated balance sheet at the Company's equity in net assets of the subsidiary. The Company has reported all of the loss of the unconsolidated subsidiary in the accompanying consolidated statement of income for the three months ended October 31, 1999. For additional disclosures, refer to the Annual Report on Form 10-KSB of the Company for the year ended July 31, 1999.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

Certain amounts in the interim period financial statements for Fiscal 1999 have been reclassified for comparability with the current period presentation.

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

NOTE 2 - INDIAN GAMING OPERATIONS

TABLE MOUNTAIN CASINO & BINGO

In March 1993, the Company signed a consulting agreement with the Table Mountain Rancheria Band of Indians (the "Table Mountain Tribe") for the Table Mountain Casino & Bingo (the "Table Mountain Casino") in Friant, California. Effective February 1, 1996, the Company and the Table Mountain Tribe signed a termination agreement of the March 1993 agreement under which a monthly payment of $350,000 was to be paid to the Company through January 2000, subject to meeting certain thresholds.

In June 1997, the consulting agreement was amended, and in November 1997, a second amendment to the consulting agreement was signed. The consulting fee schedule was adjusted, effective February 1, 1998, to provide for a base fee of $50,000 and additional fees of $45,000 to $60,000 for increments of $250,000 to $500,000 or portion thereof, of monthly casino net income in excess of $1.5 million of net income from casino operations. The term of the agreement was extended to June 30, 2000.

The Company was to receive a monthly payment of $350,000 in accordance with terms of the termination agreement signed in February 1996. These payments will continue through January 2000,

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


subject to meeting certain thresholds.

Pursuant to the consulting agreement, the Company was obligated, under certain circumstances, to loan the Table Mountain Tribe up to $4,000,000.

The tribe prematurely terminated the contracts in May 1999. See Note 4 - Litigation with the Table Mountain Tribe.

TRIBAL-STATE COMPACT

In September 1999, approximately 59 Native American tribes in California signed a compact with the Governor of the State of California to permit certain specified types of gaming in casinos on Indian owned land. Among other things, the compacts will permit each tribe to have house banked black jack games and operate up to 2,000 video gaming machines. The compacts can not be legally recognized until an amendment is made to the California State constitution. The amendment will require its approval by a majority of the voters in a statewide election, which will be held in March 2000.

NOTE 3 - RESTAURANT OPERATIONS

WCW NITRO GRILL

The Company owns an 88% interest in a consolidated subsidiary, which operates the WCW Nitro Grill restaurant in the Excalibur Hotel and Casino on the Las Vegas Strip in Las Vegas, Nevada. The restaurant began operations on May 17, 1999. Startup costs associated with the restaurant were expensed in the fourth quarter of Fiscal 1999.

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

The Company also has an agreement with another company requiring payment of 2% of gross sales of the restaurant as consideration for finders' fees and consulting services. The term of the restaurant lease is for 10 years beginning in May 1999. The lease provides for minimum annual lease payments of $175,000 with percentage rents based on gross sales of the restaurant when they exceed minimum monthly rental payments. The lease also requires an annual payment of $65,000 for utilities.

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company owns a 49% interest in Border Grill Las Vegas, LLC ("BGLV"), which owns the Border Grill restaurant. The restaurant is located in the Mandalay Bay Resort & Casino on the Las Vegas Strip in Las Vegas, Nevada. The Company is committed to invest up to $2,750,000 in BGLV and loan up to $175,000 to BGLV for construction of and initial working capital for the restaurant. As of October 31, 1999, the

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Company had expended $1,200,000 of its commitment.

All (100%) of the loss from the operations for the restaurant is reported as loss of unconsolidated subsidiary in the consolidated statement of income for the three months ended October 31, 1999. Startup costs were expensed in the fourth quarter of Fiscal 1999. In the future, if the restaurant has net income, the Company will recognize all such income until prior losses have been offset and thereafter net income will be split proportionate to ownership interests.

BGLV has an operating agreement with an entity owned by the majority owners requiring payments equal to 5% of the gross sales of the restaurant.

NOTE 4 - LITIGATION WITH THE TABLE MOUNTAIN TRIBE

In June 1999, the Company filed a lawsuit in the United States District Court, Eastern District of California against the Table Mountain Tribe. The Company has two contracts to provide gaming consulting services to the Table Mountain Casino. In May 1999, the Table Mountain Tribe voted to terminate both contracts with the Company. The first contract, entered into in February 1996, was a buyout of an earlier contract and requires payments of $350,000 per month for 48 months through January 2000. The second contract, also entered into in February 1996 and subsequently amended, is a consulting contract, which is to expire in June 2000. Since May 1999, the Table Mountain Tribe has not honored the consulting and termination agreements the Company has with the Table Mountain Tribe.

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

The loss of casino consulting fees will have a material adverse effect on the operations of the Company. Although the WCW Nitro Grill opened in May 1999, its contribution to income from operations cannot be expected to reach the level generated by the Table Mountain Casino contract. Company management is continuing its diversification efforts and is seeking other business opportunities to replace the consulting revenue received from the Table Mountain Casino (see Note 5 - Subsequent Events). Until such time as, and if, these efforts are successful, the Company will utilize accumulated cash reserves to provide working capital for corporate operating expenses.

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  5  SUBSEQUENT EVENTS

REVERSE STOCK SPLIT

Effective December 1, 1999, the Company's Board of Directors authorized a one for three reverse split of the Company's issued and outstanding common stock. No fractional shares will be issued in connection with the reverse split. Stockholders will receive one additional share for any fractional shares.

The accompanying consolidated financial statements for Fiscal 1999 have been restated to adjust for the reverse split as though it occurred at the beginning of Fiscal 1999.

ACQUISITION OF PLACEMENT 2000

The Company completed the acquisition, effective December 1, 1999, of an 80% interest in Placement 2000.Com, Inc. (Placement 2000) for $1 million in cash and up to an additional $2 million in cash, based on future events and earnings, to be used for Placement 2000's general corporate purposes. Placement 2000 is a privately held Internet concern specializing in online services for information technology (IT) professionals, companies, and recruiters. AVCS granted options to Placement 2000's former principal, who is remaining with the company, to purchase up to 333,334 shares of AVCS common stock.

Based in New York, Placement 2000 maintains three distinct web-based properties that offer fully integrated online recruiting solutions for information technology candidates, corporate hiring managers, and third party recruiters. The flagship site is intended to be a resume and job-posting database with advanced search capabilities containing many value-added features which Placement 2000 believes are not already present in any of the existing career sites on the Internet today. The site also is intended to provide dynamic content, helpful links to other prominent career web-based resources, and strategic distribution partnerships with several other well-known job sites. The two other sites are a resume forwarding service and a site for facilitating relationships and sharing of positions and candidates in the third party recruiting "split" market. Placement 2000's three web-properties additionally intend to generate a significant value stream for its traditional recruiting operations. The resume and job-posting database site and the "split" market site are intended to be fully operational within 90 days of the acquisition date.

NOTE 6 - YEAR 2000 COMPLIANCE

The year 2000 presents a potential problem for businesses utilizing computers in their operations since many computer programs are date sensitive and will only recognize the last two digits of the year, thereby recognizing the year 2000 as the year 1900 or not at all (the "Year 2000 Issue"). The Company has evaluated its internal operating system and worked with companies with which it transacts business to assess their efforts to comply with the Year 2000 Issue and the Company's resulting exposure. Maintenance or modification costs of computer programs associated with the Year 2000 Issue are expensed as incurred, while the costs of any new software are capitalized and amortized over the software's useful life. At this time, it appears the aggregate cost to the Company relating to the Year 2000 Issue will not be material. The Company believes that its software programs are Year 2000 compliant, however, there can be no assurances that the Year 2000 Issue will not adversely affect the Company.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATION

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

OVERVIEW - FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company until May 1999 derived nearly all of its revenues from providing consulting services to the Table Mountain Casino. In May 1999, the Table Mountain Tribe voted to terminate the contracts it has with the Company and since May 1999 has not honored the consulting and termination agreements. As a result, the Company's primary source of revenue for Fiscal 2000 has been eliminated and it will have a significant negative impact on the Company's source of funds. If, and until, the restaurant operations begin to provide cash flows, the Company will use existing working capital for operating purposes.

The year 2000 presents a potential problem for businesses utilizing computers in their operations since many computer programs are date sensitive and will only recognize the last two digits of the year, thereby recognizing the year 2000 as the year 1900 or not at all (the "Year 2000 Issue"). The Company has evaluated its internal operating system and worked with companies with which it transacts business to assess their efforts to comply with the Year 2000 Issue and the Company's resulting exposure. Maintenance or modification costs of computer programs associated with the Year 2000 Issue are expensed as incurred, while the costs of any new software are capitalized and amortized over the software's useful life. At this time, it appears the aggregate cost to the Company relating to the Year 2000 Issue will not be material. The Company believes that its software programs are year 2000 compliant, however, there can be no assurances that the Year 2000 Issue will not adversely affect the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED WITH THE THREE MONTHS ENDED OCTOBER 31, 1998

REVENUES
Casino consulting fees for the three months ended October 31, 1999 ("Fiscal 2000") decreased as a result of the premature termination of the consulting and termination agreements between the Company and the Table Mountain Tribe as described below.

In June 1997, the consulting agreement was amended, and in November 1997, a second amendment to the consulting agreement was signed. The consulting fee schedule was adjusted, effective February 1, 1998, to provide for a base fee of $50,000 and additional fees of $45,000 to $60,000 for increments of $250,000 to $500,000 or portion thereof, of monthly casino net income in excess of $1.5 million of net income from casino operations. The term of the agreement was extended to June 30, 2000.

Additionally, effective February 1, 1996, the Company and the Table Mountain Tribe signed a termination agreement of a March 1993 consulting agreement under which a monthly payment of $350,000 will be paid to the Company through January 2000, subject to meeting certain thresholds.

In May 1999, the Table Mountain Tribe voted to terminate both contracts with the Company and since May 1999, the Tribe has not honored the consulting and termination agreements the Company has with the Tribe. As a result of this action, consulting fees for Fiscal 2000 have declined from those reported in Fiscal 1999. See Notes to Consolidated Financial Statements - Note 4 - Litigation With the Table Mountain Tribe.

Restaurant revenues were derived from the Company's new WCW Nitro Grill restaurant, which began operations in May 1999.

COSTS AND EXPENSES
Casino consulting expenses in Fiscal 2000 decreased to $124,000, down 72.6%, from $452,000 in Fiscal 1999. Expenses in Fiscal 2000 are comprised principally of consulting expenses and legal expenses incurred in litigation with the Table Mountain Tribe.

Restaurant operations expenses of $1,370,00 were associated with the Company's new WCW Nitro Grill, which began operations in May 1999. Significant expense items were comprised of cost of sales ($414,000), labor ($647,000) and rent and royalties ($144,000).

The Company incurred $58,000 in death care operating expenses in Fiscal 2000 as compared to expenses of $31,000 in Fiscal 1999. Expenses in Fiscal 2000 were comprised mainly of developmental costs. Expenses in Fiscal 1999 consisted principally of payroll costs.

General and administrative expenses in Fiscal 2000 increased by $36,000 or 9.28% from Fiscal 1999. The increase resulted from an increase in payroll costs, which previously were allocated to casino consulting operations and now are charged to general and administrative. The increase in payroll was offset by decreases in political contributions and general corporate legal costs.

Amortization and depreciation was $68,000 and $8,000 in Fiscal 2000 and 1999, respectively. The increase in Fiscal 2000 is attributed to depreciation of restaurant equipment and leasehold improvements and amortization of restaurant organization costs, which are being amortized over a five-year period. In Fiscal 1999, the expense was comprised of the depreciation of office equipment and leasehold improvements.

The loss of unconsolidated subsidiary in Fiscal 2000 represents 100% of the loss from operations of the 49% owned restaurant investment. The restaurant began operations in June 1999. In the future, if the restaurant has net income, the Company will recognize all such income until prior losses have been offset and thereafter net income will be split proportionate to ownership interests.

OTHER ITEMS
Interest income from time deposits with financial institutions totaled $242,000 and $226,000 in Fiscal 2000 and 1999, respectively.

The Company recorded a refundable income tax benefit of $244,000 and deferred Federal income tax benefits of $31,000 in the three months ended October 31, 1999. The Company recorded provisions of $96,000 and $506,000 for Federal and State of California income taxes currently payable for the three months ended October 31, 1998.

Net loss was $537,000 ($0.11 basic and diluted loss per share) and net income was $875,000 ($0.17 basic earnings per share and $0.16 diluted earnings per share) for the three months ended October 31, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1999, the Company had consolidated working capital of $14,127,000, as compared with working capital of $14,476,000 at July 31, 1999.

INVESTING ACTIVITIES:
During the three months ended October 31, 1999, investing activities used $9,000 as compared to $334,000 used by investing activities in the same period in Fiscal 1999. Funds were used in Fiscal 2000 to acquire furniture and equipment.

FINANCING ACTIVITIES:
No funds were used in the three months ended October 31, 1999 for financing activities. In the three months ended October 31, 1998, $329,000 was loaned to the Table Mountain Tribe. The loan was repaid in the fourth quarter of Fiscal 1999.

The Company owns approximately 40 acres of land in North Las Vegas, Nevada on which it plans to develop a funeral home and cemetery. The estimated cost to build the project has not been determined. Funds required to construct and develop the project will be provided from cash on hand, operations, and financing arrangements or a combination of all three sources. The Company's working capital or short term financing arrangements initially will provide funds required for the property's operations, after completion of construction. Ultimately, management anticipates that the property will generate sufficient cash flow to maintain its operations independently. The development of this property has been delayed while the Clark County, Nevada government finalizes its plan for construction of a flood control project for the area. In the event the flood control project is built as intended, the Company would not have to build major water control culverts on the cemetery project. The Company is awaiting additional progress on the construction of the flood control project before it begins development of the property; however, it may seek a waiver of the requirement to build the major water control culverts.

The Company completed the acquisition, effective December 1, 1999, of an 80% interest in Placement 2000.Com, Inc. (Placement 2000) for $1 million in cash and up to an additional $2 million in cash, based on future events and earnings, to be used for Placement 2000's general corporate purposes. Placement 2000 is a privately held Internet concern specializing in online services for information technology (IT) professionals, companies, and recruiters. AVCS granted options to Placement 2000's former principal, who is remaining with the company, to purchase up to 333,334 shares of AVCS common stock. The funds for the acquisition came from the Company's working capital. Additional payments, if they are required, will also come from working capital.

Historically, the Company has provided funds for its operations from operating activities, financing from financial institutions and stockholders, and issuance of common stock, and it will likely continue to use these sources of liquidity in the future. The Table Mountain Tribe's failure to honor the Company's consulting and termination agreements will have a significant negative impact on the Company's source of funds. If, and until, the restaurant operations begin to provide cash flows, the Company will use existing working capital for operating purposes. The Company has always sought and will continue to seek other suitable consulting contracts and/or ownership of casinos and other gaming opportunities on and off Indian land, as well as recreational, leisure time and entertainment ventures. The Company, as part of its diversification strategy, will seek to acquire and develop companies which can become market leaders on the Internet and enable the Company to realize a significant influence over the management and policies of the companies and to realize a significant return to compensate for its investment of management time and effort, as well as capital. The Company intends to allocate capital to the acquisition of Internet companies that meet its investment criteria should the proper opportunities arise. Additionally, the Company will continue to pursue any business venture, including those not previously described, which management believes afford an opportunity to increase stockholder value. In the event any of these opportunities come to fruition, management will consider satisfying financing requirements from working capital, through borrowing or capital infusion through the public or private placement of common stock of the Company or its subsidiaries.

At October 31, 1999, the Company had a $1,000,000 revolving line of credit with a bank. The line of credit is unsecured, expires in March 2000 and bears interest at 1% above an indexed prime. At October 31, 1999, no funds were outstanding on the line of credit.

                                     PART II
                                OTHER INFORMATION

Item 1.  See Part I, Note 4 of Notes to Consolidated Financial Statements.

Item 2.  See Part 1, Note 5 of Notes to Consolidated Financial Statements

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits
                  27.1 Financial Data Schedule

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       AMERICAN VANTAGE COMPANIES

Dated:   December 14, 1999                By: /s/ Ronald J. Tassinari
         Las Vegas, Nevada                ---------------------------
                                          Ronald J. Tassinari
                                          President
                                          (Principal Executive Officer)

                                          By: /s/ Roy K. Keefer
                                              ---------------------------
                                          Roy K. Keefer
                                          (Chief Financial Officer and
                                          Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.               Description

   27.1              Financial Data Schedule