Form 10QSB
period 2000-01-31
AMERICAN VANTAGE COMPANIES
filed 2000-03-15
CIK 315428

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           ----------------------------------------------------------

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000
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

State the number of shares outstanding of each of the issuer"s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value, 4,887,000 shares at March 10, 2000.

Transitional Small Business Disclosure Format  Yes          No    X
                                                   -------     -------

PART 1
FINANCIAL INFORMATION




AMERICAN VANTAGE COMPANIES
CONSOLIDATED BALANCE SHEETS
January 31, 2000 and July 31, 1999

                                                                       JANUARY 31,            JULY 31,
                                                                          2000                 1999
                                                                       -----------         -----------
                                                                      (UNAUDITED)
                                     ASSETS
Current assets:
      Cash and cash equivalents                                        $ 7,600,000         $12,626,000
      Accounts receivable                                                  141,000             191,000
      Mortgage notes receivable and accrued interest                     3,006,000           1,500,000
      Refundable income taxes                                            1,098,000             219,000
      Deferred income tax asset                                             76,000             135,000
      Inventories                                                          181,000             153,000
      Prepaid expenses                                                     188,000             376,000
                                                                       -----------         -----------

          Total current assets                                          12,290,000          15,200,000
                                                                       -----------         -----------

Property and equipment, net                                              1,995,000           2,029,000
Land held for investment or development                                  4,894,000           5,105,000
Investment in unconsolidated subsidiary                                  1,775,000             592,000
Deferred income tax asset                                                  133,000             191,000
Goodwill, net                                                              256,000                --
Other assets - deposits and other                                          585,000              89,000
                                                                       -----------         -----------

                                                                       $21,928,000         $23,206,000
                                                                       ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                 $   417,000         $   558,000
      Accrued expenses                                                     145,000             166,000
      Current portion of capitalized lease obligations                      28,000                --
                                                                       -----------         -----------

          Total current liabilities                                        590,000             724,000
                                                                       -----------         -----------

Long-term liabilities:
      Capitalized lease obligations, less current portion                   16,000                --
                                                                       -----------         -----------

Minority interest in consolidated subsidiary                               194,000                --
                                                                       -----------         -----------

Commitments and contingency                                                   --                  --

Stockholders' equity:
      Common stock, $.01 par; 30,000,000 shares authorized;
        4,887,000 shares issued and outstanding                             49,000              49,000
      Preferred stock, $.01 par; 10,000,000 shares authorized;
        shares issued and outstanding - none                                  --                  --
      Capital in excess of par                                           2,974,000           2,974,000
      Capital in excess of par - stock options                             264,000                --
      Retained earnings                                                 17,841,000          19,459,000
                                                                       -----------         -----------

                                                                        21,128,000          22,482,000
                                                                       -----------         -----------

                                                                       $21,928,000         $23,206,000
                                                                       ===========         ===========


See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three Months Ended January 31, 2000 and 1999
                    (Unaudited)

                                                                                  2000                 1999
                                                                               -----------          -----------
Revenues:
      Casino consulting fees                                                   $      --            $ 2,040,000
      Restaurant sales                                                             702,000                 --
      Fees and commissions - recruitment and Internet                              137,000                 --
                                                                               -----------          -----------
                                                                                   839,000            2,040,000
                                                                               -----------          -----------


Costs and expenses:
      Casino consulting                                                            216,000              512,000
      Restaurant operations                                                      1,115,000              121,000
      Death care operations                                                        220,000                 --
      Recruitment and Internet operations                                          226,000                 --
      General and administrative                                                   705,000              338,000
      Amortization and depreciation                                                 76,000                8,000
      Minority interest in consolidated subsidiary                                 (16,000)                --
      Loss of unconsolidated subsidiary                                             91,000                 --
                                                                               -----------          -----------

                                                                                 2,633,000              979,000
                                                                               -----------          -----------

      Income (loss) from operations                                             (1,794,000)           1,061,000
                                                                               -----------          -----------

Other income:
      Interest income                                                              215,000              267,000
      Miscellaneous                                                                  1,000                 --
                                                                               -----------          -----------
                                                                                   216,000              267,000
                                                                               -----------          -----------

      Income (loss) before income taxes                                         (1,578,000)           1,328,000
                                                                               -----------          -----------

Income tax benefit (expense):
      Current:
        State                                                                        6,000              (45,000)
        Federal                                                                    639,000             (441,000)
      Deferred:
        State                                                                      (48,000)                --
        Federal                                                                   (100,000)                --
                                                                               -----------          -----------
                                                                                   497,000             (486,000)
                                                                               -----------          -----------

      Net income (loss)                                                        $(1,081,000)         $   842,000
                                                                               ===========          ===========

Earnings (loss) per common share:
      Basic                                                                    $     (0.22)         $      0.17
                                                                               ===========          ===========
      Diluted                                                                  $     (0.22)         $      0.16
                                                                               ===========          ===========

Weighted average number of common shares
      and common share equivalents:
      Basic                                                                      4,887,000            5,040,000
      Stock options and warrants                                                    58,000              288,000
                                                                               -----------          -----------
      Diluted                                                                    4,945,000            5,328,000
                                                                               ===========          ===========


See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Six Months Ended January 31, 2000 and 1999
                (Unaudited)

                                                                     2000                  1999
                                                                  -----------          -----------
Revenues:
     Casino consulting fees                                       $      --            $ 4,170,000
     Restaurant sales                                               1,793,000                 --
     Fees and commissions - recruitment and Internet                  137,000                 --
                                                                  -----------          -----------
                                                                    1,930,000            4,170,000
                                                                  -----------          -----------

Costs and expenses:
     Casino consulting                                                340,000              964,000
     Restaurant operations                                          2,485,000              121,000
     Death care operations                                            278,000               31,000
     Recruitment and Internet operations                              226,000                 --
     General and administrative                                     1,129,000              726,000
     Amortization and depreciation                                    144,000               16,000
     Minority interest in consolidated subsidiary                     (16,000)                --
     Loss of unconsolidated subsidiary                                192,000                 --
                                                                  -----------          -----------

                                                                    4,778,000            1,858,000
                                                                  -----------          -----------

     Income (loss) from operations                                 (2,848,000)           2,312,000
                                                                  -----------          -----------

Other income:
     Interest income                                                  457,000              493,000
     Miscellaneous                                                      1,000                 --
                                                                  -----------          -----------
                                                                      458,000              493,000
                                                                  -----------          -----------

     Income (loss) before income taxes                             (2,390,000)           2,805,000
                                                                  -----------          -----------

Income tax benefit (expense):
     Current:
       State                                                            6,000             (141,000)
       Federal                                                        883,000             (947,000)
     Deferred:
       State                                                          (48,000)                --
       Federal                                                        (69,000)                --
                                                                  -----------          -----------
                                                                      772,000           (1,088,000)
                                                                  -----------          -----------

     Net income (loss)                                            $(1,618,000)         $ 1,717,000
                                                                  ===========          ===========

Earnings (loss) per common share:
     Basic                                                        $     (0.33)         $      0.34
                                                                  ===========          ===========
     Diluted                                                      $     (0.33)         $      0.32
                                                                  ===========          ===========

Weighted average number of common shares and common share
     equivalents:
     Basic                                                          4,887,000            5,036,000
     Stock options and warrants                                        58,000              294,000
                                                                  -----------          -----------
     Diluted                                                        4,945,000            5,330,000
                                                                  ===========          ===========


See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended January 31, 2000 and 1999
                   (Unaudited)



                                                                        2000                   1999
                                                                    ------------          ------------
Cash flows from operating activities:
     Net income (loss)                                              $ (1,618,000)         $  1,717,000
                                                                    ------------          ------------

     Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities:
       Loss of unconsolidated subsidiary                                 192,000                  --
       Minority interest in consolidated subsidiary                      (16,000)                 --
       Amortization and depreciation                                     144,000                16,000
       Deferred income tax benefit                                       117,000                  --
       Write off of improvements to land held for
         investment or development                                       211,000                  --
       Stock options issued for services                                 165,000                  --
       Changes in other assets and liabilities, net                   (1,511,000)              318,000
                                                                    ------------          ------------

                                                                        (698,000)              334,000
                                                                    ------------          ------------

       Net cash provided (used) by operating activities               (2,316,000)            2,051,000
                                                                    ------------          ------------

Cash flows from investing activities:
     Purchase of Placement 2000.Com, Inc.                                 22,000                  --
     Mortgage note receivable                                         (1,300,000)                 --
     Additional investment in unconsolidated subsidiary               (1,375,000)                 --
     Note receivable from Table Mountain Tribe                              --              (1,318,000)
     Purchase of land held for investment or development
       and improvements                                                     --                  (4,000)
     Purchase of property and equipment, net                             (57,000)              (36,000)
                                                                    ------------          ------------

       Net cash used by investing activities                          (2,710,000)           (1,358,000)
                                                                    ------------          ------------

Cash flows from financing activities:
     Proceeds from long-term debt                                           --               1,318,000
     Proceeds from issuance of common stock                                 --                  20,000
                                                                    ------------          ------------

       Net cash provided by financing activities                            --               1,338,000
                                                                    ------------          ------------

Net increase (decrease) in cash and cash equivalents                  (5,026,000)            2,031,000

Cash and cash equivalents, at beginning of period                     12,626,000            15,371,000
                                                                    ------------          ------------

Cash and cash equivalents, at end of period                         $  7,600,000          $ 17,402,000
                                                                    ============          ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for state and federal income taxes                   $       --            $    425,000
                                                                    ============          ============

     Non-cash investing and financing activities:
       Acquisition of Placement 2000.Com, Inc.:
         Fair value of tangible assets                              $   (133,000)         $       --
         Goodwill                                                       (262,000)                 --
         Liabilities assumed                                             109,000                  --
         Minority interest                                               209,000                  --
         Stock options issued                                             99,000                  --
                                                                    ============          ============
           Net                                                      $     22,000          $       --
                                                                    ============          ============

       Purchase of equipment under capital leases                   $     44,000          $       --
                                                                    ============          ============

       Common stock options issued for services                     $    165,000          $       --
                                                                    ============          ============


See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Year Ended July 31, 1999 and Six Months
Ended January 31, 2000 (Unaudited)





                                                                                                CAPITAL
                                                   COMMON STOCK                                 IN EXCESS
                                            --------------------------          CAPITAL         OF PAR -
                                                                               IN EXCESS          STOCK           RETAINED
                                              SHARES          DOLLARS            OF PAR          OPTIONS          EARNINGS
                                            ----------        --------        -----------       ----------      ------------
Balance, July 31, 1998                       5,029,350        $ 51,000        $ 3,424,000        $   --         $ 17,433,000

Issuance of shares                              10,833            --               20,000            --                 --

Shares repurchased and retired                (153,183)         (2,000)          (470,000)           --                 --

Net income for the year                           --              --                 --              --            2,026,000
                                            ----------        --------        -----------        --------       ------------

Balance, July 31, 1999                       4,887,000          49,000          2,974,000            --           19,459,000

Issuance of common stock options
  for services                                    --              --                 --           165,000               --

Issuance of common stock options
  in acquisition of
  Placement 2000.Com, Inc.                        --              --                 --            99,000               --

Net loss for the period                           --              --                 --              --           (1,618,000)
                                            ----------        --------        -----------        --------       ------------

Balance, January 31, 2000                    4,887,000        $ 49,000        $ 2,974,000        $264,000       $ 17,841,000
                                            ==========        ========        ===========        ========       ============



See Notes to Consolidated Financial Statements.

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

As permitted by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of American Vantage Companies and its majority owned subsidiaries ("the Company"). A 49% owned subsidiary is reported in the consolidated balance sheet at the Company's equity in net assets of the subsidiary. The Company has reported all (100%) of the loss of the unconsolidated subsidiary in the accompanying consolidated statements of income
(loss) for the three and six month periods ended January 31, 2000. For additional disclosures, refer to the Annual Report on Form 10-KSB of the Company for the year ended July 31, 1999 ("Fiscal 1999").

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

Certain amounts in the interim period financial statements for Fiscal 1999 have been reclassified for comparability with the current period presentation.

The computations of basic earnings per common share are based on the weighted average number of common shares outstanding. The computations of diluted earnings per share are based on the weighted average number of common shares and common share equivalents outstanding. Stock purchase warrants and options outstanding and exercisable at or below the market price are considered common share equivalents. Common share equivalents are not included in the computation of loss per share in the interim periods for the year ended July 31, 2000 ("Fiscal 2000") because the effect would be antidilutive.

Results of the interim periods are not necessarily indicative of those to be expected for the full year.

NOTE 2 - INDIAN GAMING OPERATIONS

TABLE MOUNTAIN CASINO & BINGO

In March 1993, the Company signed a consulting agreement with the Table Mountain Rancheria Band of Indians (the "Table Mountain Tribe") for the Table Mountain Casino & Bingo (the "Table Mountain Casino") in Friant, California. Effective February 1, 1996, the Company and the Table Mountain Tribe signed a new consulting agreement and a termination agreement of the March 1993 agreement. The termination agreement provides that a monthly payment of $350,000 was to be paid to the Company through January 2000, subject to meeting certain thresholds.

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

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



The Company was to receive a monthly payment of $350,000 in accordance with terms of the termination agreement signed in February 1996. These payments were to continue through January 2000, subject to meeting certain thresholds.

Pursuant to the consulting agreement, the Company was obligated, under certain circumstances, to loan the Table Mountain Tribe up to $4,000,000.

The Table Mountain Tribe prematurely terminated the contracts in May 1999. See
Note 6 - Litigation with the Table Mountain Tribe.

TRIBAL-STATE COMPACT

In the March 2000 California election, the voters approved Proposition 1A, which related to gambling on tribal lands located in the state. The Proposition amended the state constitution to authorize the Governor to negotiate compacts, subject to ratification by the California Legislature, for the operation of slot machines and for the conduct of lottery games and banking and percentage card games by federally recognized Indian tribes on Indian lands in California in accordance with federal law.

NOTE 3 - RESTAURANT OPERATIONS

WCW NITRO GRILL

The Company owns an 88% interest in a consolidated subsidiary, which operates the WCW Nitro Grill restaurant in the Excalibur Hotel and Casino on the Las Vegas Strip in Las Vegas, Nevada. The restaurant began operations on May 17, 1999. Startup costs associated with the restaurant were expensed in Fiscal 1999.

The Company has a non-exclusive worldwide licensing agreement with World Championship Wrestling ("WCW"), a Time Warner Company, to develop wrestling themed restaurants. Among other provisions of the licensing agreement, the Company must designate the site for its second restaurant by July 1, 2000 and open the restaurant by December 2000. The licensing agreement is renewable annually and provides for annual minimum non-refundable licensing payments of $250,000 plus percentage royalties on food, beverage and retail merchandise sold in the restaurant. Percentage royalties are payable when, on an annual basis, they exceed the non-refundable licensing fee. The Company also has an agreement with another company requiring payment of 2% of gross sales of the restaurant as consideration for finders' fees and consulting services.

The term of the restaurant space lease is 10 years beginning in May 1999. The lease provides for minimum annual lease payments of $175,000 with percentage rents based on gross sales of the restaurant when they exceed minimum monthly rental payments. The lease also requires an annual payment of $65,000 for utilities.

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company owns a 49% interest in Border Grill Las Vegas, LLC ("BGLV"), which owns the Border Grill

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



restaurant. The restaurant is located in the Mandalay Bay Resort & Casino on the Las Vegas Strip in Las Vegas, Nevada. The Company is committed to invest up to $2,750,000 in BGLV and loan up to $175,000 to BGLV for construction of and initial working capital for the restaurant. As of January 31, 2000, the Company had expended $2,575,000 of its commitment.

All (100%) of the loss from the operations for the restaurant is reported as loss of unconsolidated subsidiary in the consolidated statements of income
(loss) for the three and six month periods ended January 31, 2000. Startup costs were expensed in Fiscal 1999. In the future, if the restaurant has net income, the Company will recognize all such income until prior losses have been offset and thereafter net income will be split proportionate to ownership interests.

BGLV has an operating agreement with an entity owned by the majority owners requiring payments equal to 5% of the gross sales of the restaurant.

NOTE 4 - ACQUISITION OF PLACEMENT 2000.COM, INC.

The Company completed the acquisition, effective December 1, 1999, of an 80% interest in Placement 2000.Com, Inc. ("Placement 2000") for $1 million in cash and up to an additional $2 million in cash, based on future events and earnings, to be used for Placement 2000's general corporate purposes. The Company granted options to Placement 2000's former principal, who is remaining with the company, to purchase up to 333,334 shares of the Company's common stock. A portion of the options (66,667) is exercisable as of the acquisition date, and the remainder (266,667) is exercisable when certain profitability goals are met.

The $1,099,000 purchase price recorded at December 1, 1999 was comprised of $1,000,000 in cash and the value of stock options, which were exercisable as of the acquisition date. The acquisition was accounted for as a purchase. The excess of the total acquisition price over the fair value of the net assets acquired ("goodwill") totaled $262,000 and is being amortized on a straight line basis over seven (7) years. Operations of Placement 2000 after December 1, 1999 are included in the accompanying consolidated financial statements.

The following summarizes the acquisition of Placement 2000:


Fair value of assets acquired,
  including cash                            $1,155,000
Liabilities assumed                           (109,000)
Goodwill                                       262,000
Minority interest                             (209,000)
Stock options issued                           (99,000)
                                            ----------
Cash paid                                   $1,000,000
                                            ----------

Placement 2000 is a privately held Internet concern specializing in online services for information technology (IT) professionals, companies, and recruiters. Based in New York, Placement 2000 maintains three distinct web-based properties that offer fully integrated online recruiting solutions for information technology candidates, corporate hiring managers, and third party recruiters. The flagship site is intended

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



to be a resume and job-posting database with advanced search capabilities containing many value-added features which Placement 2000 believes are not already present in any of the existing career sites on the Internet today. The site also is intended to provide dynamic content, helpful links to other prominent career web-based resources, and strategic distribution partnerships with several other well-known job sites. The two other sites are a resume forwarding service and a site for facilitating relationships and sharing of positions and candidates in the third party recruiting "split" market. Placement 2000's three web-properties additionally intend to generate a significant value stream for its traditional recruiting operations. The resume and job-posting database site and the "split" market site are intended to be fully operational in the Spring of 2000.

NOTE 5 - DEATH CARE OPERATIONS

In December 1999 the Board of Directors developed a new corporate growth strategy for the Company involving the acquisition and development of Internet companies. In light of that strategy, the Board of Directors decided to cancel its plans to develop the cemetery and funeral home project in North Las Vegas, Nevada and consider opportunities for the most advantageous disposition of that land. Proceeds from that sale would be allocated toward continued development of the Company's new Internet plans. As a result of this decision, approximately $211,000 of capitalized costs related to development of the cemetery/funeral home project were written off as death care operations expense in the accompanying consolidated statements of income (loss).

NOTE 6 - LITIGATION WITH THE TABLE MOUNTAIN TRIBE

In June 1999, the Company filed a lawsuit in the United States District Court, Eastern District of California ("District Court") against the Table Mountain Tribe. The Company has two contracts to provide gaming consulting services to the Table Mountain Casino. In May 1999, the Table Mountain Tribe voted to terminate both contracts with the Company. The first contract, entered into in February 1996, was a buyout of an earlier contract and requires payments of $350,000 per month for 48 months through January 2000. The second contract, also entered into in February 1996 and subsequently amended, is a consulting contract, which is to expire in June 2000. Since May 1999, the Table Mountain Tribe has not honored the consulting and termination agreements the Company has with the Table Mountain Tribe.

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

On February 28, 2000, an Order ("Order") was filed with the District Court by Judge Anthony W. Ishii dismissing the Company's claims against the Table Mountain Tribe due to the District Court's lack of

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



subject matter jurisdiction. The Order also dismissed the Table Mountain Tribe's counterclaim against the Company. Pursuant to the Order, either the Company or the Tribe may, until March 20, 2000, file a motion to amend their pleading to remain in District Court, or pursue the litigation in a California State Court. The Company will vigorously pursue its litigation against the Table Mountain Tribe in State or District Court.

The loss of casino consulting fees will have a material adverse effect on the operations of the Company. Although the WCW Nitro Grill opened in May 1999 and the Border Grill opened in June 1999, their contributions, if any, to income from operations cannot be expected to reach the level generated by the Table Mountain Casino contracts. Company management is continuing its diversification efforts and is seeking other business opportunities to replace the consulting revenue received from the Table Mountain Casino (see Note 4 - Acquisition of Placement 2000.Com, Inc.). Until such time as, and if, these efforts are successful; the Company will utilize accumulated cash reserves to provide working capital for corporate operating expenses.

NOTE 7 - REVERSE STOCK SPLIT

Effective December 1, 1999, the Company's Board of Directors authorized a one for three reverse split of the Company's issued and outstanding common stock. No fractional shares were issued in connection with the reverse split. Stockholders received one additional share for any fractional shares.

The accompanying consolidated financial statements for Fiscal 1999 have been restated to adjust for the reverse split as though it occurred at the beginning of Fiscal 1999.

                                     PART 1

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

OVERVIEW - FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company until May 1999 derived nearly all of its revenues from providing consulting services to the Table Mountain Casino. In May 1999, the Table Mountain Tribe voted to terminate the contracts it has with the Company and since May 1999 has not honored the consulting and termination agreements. As a result, the Company's primary source of revenue for Fiscal 2000 has been eliminated and it will have a significant negative impact on the Company's source of funds. If, and until, the restaurant operations and Placement 2000 begin to provide cash flows, the Company will use existing working capital for operating purposes.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2000 VERSUS SIX MONTHS ENDED JANUARY 31, 1999

REVENUES
Casino consulting fees for the six months ended January 31, 2000 decreased as a result of the premature termination of the consulting and termination agreements between the Company and the Table Mountain Tribe as described below.

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

In May 1999, the Table Mountain Tribe voted to terminate both contracts with the Company and since May 1999, the Tribe has not honored the consulting and termination agreements the Company has with the Tribe. As a result of this action, consulting fees for Fiscal 2000 have declined from those reported in Fiscal 1999. See Notes to Consolidated Financial Statements, Note 6 - Litigation with the Table Mountain Tribe.

Restaurant revenues were derived from the Company's new WCW Nitro Grill restaurant, which began operations in May 1999.

Fees and commissions represent revenues from Placement 2000.Com, Inc. ("Placement 2000") an 80% owned subsidiary, for the period from December 1, 1999, the acquisition date, to January 31, 2000.

COSTS AND EXPENSES
When the Company was involved in casino consulting, the compensation and related benefits and other expenses of key employees and some corporate overhead expenses were allocated between casino consulting and general administrative categories depending on the nature of the expenditures and time spent performing the two functions. Because the Company is not presently providing casino consulting services, some of these expenses are reported as solely general and administrative expenses in Fiscal 2000. Therefore, it is more meaningful to compare these two categories together in order to determine the amount such expenditures have decreased in Fiscal 2000. Collectively, casino consulting and general and administrative expenses in Fiscal 2000 decreased by $261,000 or 15.4% from $1,690,000 in Fiscal 1999 to $1,429,000 in Fiscal 2000. For the two
categories combined, employee compensation decreased $368,000 while legal fees increased $361,000. The Company has gone through an extensive review of corporate expenditures and has eliminated or reduced those expenses which were related to the casino consulting operation and likewise has reviewed and reduced general and administrative expenses.

Casino consulting expenses in the six months ended January 31, 2000 decreased to $340,000, down $624,000 or 64.7%, from $964,000 in the comparable period in Fiscal 1999. This is comprised principally of decreases in employee compensation costs ($699,000), political contributions ($54,000) and consultants fees ($54,000), and increased legal fees principally related to the litigation with the Table Mountain Tribe ($216,000).

General and administrative expenses in the six months ended January 31, 2000 increased by $403,000 or 55.5% from the comparable period of Fiscal 1999. The increase was principally comprised of employee compensation ($331,000) and legal fees, principally related to corporate matters including the acquisition of Placement 2000 ($145,000) and a decrease in political contributions ($54,000). Legal fees in Fiscal 2000 included the value of stock options issued for legal services.

Restaurant operations expenses are attributed to the WCW Nitro Grill restaurant, which began operations in May 1999.

In December 1999 the Board of Directors developed a new corporate growth strategy for the Company involving the acquisition and development of Internet companies. In light of that strategy, the Board of Directors decided to cancel its plans to develop the cemetery and funeral home project in North Las Vegas, Nevada and consider opportunities for the most advantageous disposition of that land. Proceeds from that sale would be allocated toward continued development of the Company's new Internet plans. As a result of this decision, approximately $211,000 of capitalized costs related to development of the cemetery/funeral home project were written off as death care operations expense.

Recruitment and Internet operations expenses were incurred by Placement 2000 for the period from December 1, 1999, the date it was acquired. The subsidiary anticipates it will be fully operational in the Spring of 2000.

Amortization and depreciation was $144,000 and $16,000 in the six months ended January 31, 2000 and 1999, respectively. Amortization is comprised of the amortization of organizational costs of the restaurant and goodwill associated with the Placement 2000 acquisition.

The loss of unconsolidated subsidiary in Fiscal 2000 represents 100% of the loss from operations of the 49% owned restaurant investment. The restaurant began operations in June 1999. In the future, if the restaurant has net income, the Company will recognize all such income until prior losses have been offset and thereafter net income will be split proportionate to ownership interests.

OTHER OPERATIONAL ITEMS
Interest income, represented principally by interest on time deposits with financial institutions and mortgage notes receivable, in Fiscal 2000, totaled $457,000 and $493,000 in the six months ended January 31, 2000 and 1999, respectively.

The Company recorded current tax benefits of $6,000 and $883,000 for state and Federal income taxes, respectively, for the six months ended January 31, 2000. Provisions of $141,000 and $947,000 were recorded for state and Federal income taxes currently payable, respectively, for the six months ended January 31, 1999.

Deferred income tax expense of $48,000 and $69,000 was recorded for state and Federal income taxes in the six months ended January 31, 2000.

Net loss was $1,618,000 ($0.33 loss per share) and net income was $1,717,000 ($0.34 basic earnings per share and $0.32 diluted earnings per share) for the six months ended January 31, 2000 and 1999, respectively.

THREE MONTHS ENDED JANUARY 31, 2000 VERSUS THREE MONTHS ENDED JANUARY 31, 1999

REVENUES
Casino consulting fees for the three months ended January 31, 2000 decreased as a result of the premature termination of the consulting and termination agreements between the Company and the Table Mountain Tribe as previously described.

Restaurant revenues were derived from the Company's new WCW Nitro Grill restaurant, which began operations in May 1999.

Fees and commissions represent revenues from Placement 2000 for the period from December 1, 1999, the acquisition date, to January 31, 2000.

COSTS AND EXPENSES
When the Company was involved in casino consulting, the compensation and related benefits and other expenses of key employees and some corporate overhead expenses were allocated between casino consulting and general administrative categories depending on the nature of the expenditures and time spent performing the two functions. Because the Company is not presently providing casino consulting services, some of these expenses are reported as solely general and administrative expenses in Fiscal 2000. Therefore, it is more meaningful to compare these two categories together in order to determine the amount such expenditures have decreased in Fiscal 2000. Collectively, casino consulting and general and administrative expenses in the three months ended January 31, 2000 increased by $71,000 or 8.4% from $850,000 in comparable period in Fiscal 1999 to $921,000 in the second quarter of Fiscal 2000. For the two categories combined, employee compensation decreased $228,000 while legal fees increased $340,000. The Company has gone through an extensive review of corporate expenditures and has eliminated or reduced those expenses which were related to the casino consulting operation and likewise has reviewed and reduced general and administrative expenses.

Casino consulting expenses in the three months ended January 31, 2000 decreased to $216,000, down $296,000 or 57.8%, from $512,000 in the comparable period in Fiscal 1999. This is comprised principally of a decrease in employee compensation costs ($410,000) offset by increased legal fees, principally related to the litigation with the Table Mountain Tribe ($174,000)

General and administrative expenses in the three months ended January 31, 2000 increased by $367,000 or 108.6% from the comparable period of Fiscal 1999. The increase was principally comprised of employee compensation ($182,000) and legal fees related to corporate matters including the acquisition of Placement 2000 ($166,000). Legal fees in Fiscal 2000 included the value of stock options issued for legal services.

Restaurant operations expenses are attributed to the WCW Nitro Grill restaurant, which began operations in May 1999.

As previously discussed in the operations for the six months ended January 31, 2000, approximately $211,000 of capitalized costs related to development of the cemetery/funeral home project were written off as death care operations expense in the second quarter of Fiscal 2000.

Recruitment and Internet operations expenses were incurred by Placement 2000 for the period from December 1, 1999, the date it was acquired. The subsidiary anticipates it will be fully operational in the Spring of 2000.

Amortization and depreciation was $76,000 and $8,000 in the three months ended January 31, 2000 and 1999, respectively. Amortization is comprised of the amortization of organizational costs of the restaurant and goodwill associated with the Placement 2000 acquisition.

The loss of unconsolidated subsidiary in the second quarter of Fiscal 2000 represents 100% of the loss from operations of the 49% owned restaurant investment. The restaurant began operations in June 1999. In the future, if the restaurant has net income, the Company will recognize all such income until prior losses have been offset and thereafter net income will be split proportionate to ownership interests.

OTHER OPERATIONAL ITEMS
Interest income, represented principally by interest on time deposits with financial institutions and mortgage notes receivable, in Fiscal 2000, totaled $215,000 and $267,000 in the three months ended January 31, 2000 and 1999, respectively.

The Company recorded current tax benefits of $6,000 and $639,000 for state and Federal income taxes, respectively, for the three months ended January 31, 2000. Provisions of $45,000 and $441,000 were recorded for state and Federal income taxes currently payable, respectively, for the three months ended January 31, 1999.

Deferred income tax expense of $48,000 and $100,000 was recorded for state and Federal income taxes in the three months ended January 31, 2000.

Net loss was $1,081,000 ($0.22 loss per share) and net income was $842,000 ($0.17 basic earnings per share and $0.16 diluted earnings per share) for the three months ended January 31, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES AT JANUARY 31, 2000 AND THE SIX MONTHS THEN
ENDED

At January 31, 2000, the Company had consolidated working capital of $11,700,000, as compared with working capital of $14,476,000 at July 31, 1999.

INVESTING ACTIVITIES:
During the six months ended January 31, 2000, investing activities used $2,710,000 as compared to $1,358,000 used by investing activities in the same period in Fiscal 1999. The cash used in investing activities in Fiscal 2000 was for a one year mortgage note receivable ($1,300,000) collateralized by land. The Company invested $1,375,000 in the unconsolidated restaurant operation in the six months ended January 31, 2000. Office equipment ($57,000) was also acquired in Fiscal 2000. In the second quarter of Fiscal 2000, the Company completed the acquisition of an 80% interest in Placement 2000 for $1 million in cash and up to an additional $2 million in cash, based on future events and earnings. The cash was paid to Placement 2000 and will be used for general operating purposes. The Company also granted stock options to Placement 2000's former principal, who is remaining with the company, to purchase up to 333,334 shares of American Vantage Companies common stock. Funds used for the acquisition came from the Company's working capital. Additional payments, if they are required, will also come from working capital.

FINANCING ACTIVITIES:
No funds were used in the six months ended January 31, 2000 for financing activities. Financing activities in the six months ended January 31, 1999 were comprised of the proceeds from a bank loan ($1,318,000) and the issuance of common stock ($20,000).

Historically, the Company has provided funds for its operations from operating activities, financing from financial institutions and stockholders, and issuance of common stock, and it will likely continue to use these sources of liquidity in the future. The Table Mountain Tribe's failure to honor the Company's consulting and termination agreements will have a significant negative impact on the Company's source of funds. If, and until, the restaurant operations begin to provide cash flows, the Company will use existing working capital for operating purposes. The Company will seek to acquire and develop companies which can become market leaders on the Internet and enable the Company to realize a significant influence over the management and policies of the companies and to realize a significant return to compensate for its investment of management time and effort, as well as capital. The Company intends to allocate capital to the acquisition of Internet companies that meet its investment criteria should the proper opportunities arise. Additionally, the Company will continue to pursue any business venture, including those not previously described, which management believes afford an opportunity to increase stockholder value. In the event any of these opportunities come to fruition, management will consider satisfying financing requirements from working capital, through borrowing or capital infusion through the public or private placement of common stock of the Company or its subsidiaries.

                                     PART II
                                OTHER INFORMATION

Item 1.  See Part I, Note 6 of Notes to Consolidated Financial Statements.

Item 2.  See Part 1, Note 7 of Notes to Consolidated Financial Statements

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)  Exhibits
                              27.1 Financial Data Schedule

                  (b)  Reports on Form 8-K
                              On January 27, 2000, the Registrant filed a Report on Form 8-K reporting the stock purchase agreement for the acquisition of 80% of the capital stock of Placement 2000.Com, Inc.

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               AMERICAN VANTAGE COMPANIES

Dated: March 14, 2000                          By: /s/ Ronald J. Tassinari
                                                   ------------------------
       Las Vegas, Nevada                           Ronald J. Tassinari
                                                   President
                                                   (Principal Executive Officer)

                                               By: /s/ Roy K. Keefer
                                                   ------------------------
                                                   Roy K. Keefer
                                                   (Chief Financial Officer and
                                                   Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NUMBER                   DESCRIPTION
--------------                   -----------
   27.1                      Financial Data Schedule