Form 10QSB
period 2000-04-30
AMERICAN VANTAGE COMPANIES
filed 2000-06-13
CIK 315428

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000
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

                   __________________N/A_____________________

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

              Yes ____X___                     No___________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value, 4,887,000 shares at June 12, 2000.

Transitional Small Business Disclosure Format  Yes _______  No ___X___

PART 1
FINANCIAL INFORMATION




American Vantage Companies
Consolidated Balance Sheets
April 30, 2000 and July 31, 1999

                                                                                 April 30,             July 31,
                                                                                   2000                  1999
                                                                                ----------            ----------
                                                                                 Unaudited)

                                     ASSETS
Current assets:
      Cash and cash equivalents                                                 $ 6,462,000           $12,626,000
      Accounts receivable                                                           149,000               191,000
      Mortgage notes receivable and accrued interest                              3,183,000             1,500,000
      Refundable income taxes                                                     1,410,000               219,000
      Deferred income tax asset                                                      75,000               135,000
      Inventories                                                                   214,000               153,000
      Prepaid expenses                                                               49,000               376,000
                                                                                -----------           -----------
          Total current assets                                                   11,542,000            15,200,000
                                                                                -----------           -----------
Property and equipment, net                                                       1,976,000             2,029,000
Land held for investment or development                                           4,894,000             5,105,000
Investment in unconsolidated subsidiary                                           1,907,000               592,000
Deferred income tax asset                                                           123,000               191,000
Goodwill, net                                                                       277,000                36,000
Other assets - principally restricted cash in 2000                                  561,000                53,000

                                                                               ------------          ------------
                                                                               $ 21,280,000          $ 23,206,000
                                                                               ============          ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                            $ 317,000             $ 558,000
      Accrued expenses                                                              239,000               166,000
      Current portion of capitalized lease obligations                               27,000                     -
                                                                                -----------           -----------
          Total current liabilities                                                 583,000               724,000
                                                                                -----------           -----------

Long-term liabilities:
      Capitalized lease obligations, less current portion                            13,000                     -
                                                                                -----------           -----------

Minority interest in consolidated subsidiary                                        153,000                     -
                                                                                -----------           -----------

Commitments and contingency                                                               -                     -

Stockholders' equity:
      Common stock, $.01 par; 30,000,000 shares authorized;
        4,887,000 shares issued and outstanding                                      49,000                49,000
      Preferred stock, $.01 par; 10,000,000 shares authorized;
        shares issued and outstanding - none                                              -                     -
      Capital in excess of par                                                    2,974,000             2,974,000
      Capital in excess of par - stock options                                      277,000                     -
      Retained earnings                                                          17,231,000            19,459,000
                                                                               ------------          ------------

                                                                                 20,531,000            22,482,000
                                                                               ------------          ------------

                                                                               $ 21,280,000          $ 23,206,000
                                                                               ============          ============


See Notes to Consolidated Financial Statements.

American Vantage Companies
Consolidated Statements of Income (Loss)
Three Months Ended April 30, 2000 and 1999
                               (Unaudited)

                                                                2000                1999
                                                                ----                ----

Revenues:
     Casino consulting fees                                 $      --           $ 2,490,000
     Restaurant sales                                           744,000                --
     Fees and commissions - recruitment and Internet            145,000                --
                                                            -----------         -----------
                                                                889,000           2,490,000
                                                            -----------         -----------

Costs and expenses:
     Casino consulting                                          130,000             438,000
     Restaurant operations                                      987,000              86,000
     Death care operations                                       15,000                --
     Recruitment and Internet operations                        343,000                --
     General and administrative                                 488,000             265,000
     Amortization and depreciation                               78,000               9,000
     Minority interest in consolidated subsidiary               (40,000)               --
     Loss of unconsolidated subsidiary                           43,000                --
                                                            -----------         -----------

                                                              2,044,000             798,000
                                                            -----------         -----------
Income (loss) from operations                                (1,155,000)          1,692,000
                                                            -----------         -----------

Other income (expense):
     Interest income                                            251,000             252,000
     Interest expense                                            (2,000)            (44,000)
     Miscellaneous                                                8,000              10,000
                                                            -----------         -----------
                                                                257,000             218,000
                                                            -----------         -----------

Income (loss) before income taxes                              (898,000)          1,910,000
                                                            -----------         -----------
Income tax benefit (expense):
     Current:
       State                                                     (9,000)            (81,000)
       Federal                                                  308,000            (625,000)
     Deferred:
       State                                                     (1,000)               --
       Federal                                                  (10,000)               --
                                                            -----------         -----------
                                                                288,000            (706,000)
                                                            -----------         -----------

Net income (loss)                                           $  (610,000)        $ 1,204,000
                                                            ===========         ===========

Earnings (loss) per common share:
     Basic                                                  $     (0.12)        $      0.24
                                                            ===========         ===========
     Diluted                                                $     (0.12)        $      0.23
                                                            ===========         ===========

Weighted average number of common shares
     and common share equivalents:
     Basic                                                    4,887,000           5,019,000
     Stock options and warrants                                 101,000             239,000
                                                            -----------         -----------
     Diluted                                                  4,988,000           5,258,000
                                                            ===========         ===========

See Notes to Consolidated Financial Statements.

      American Vantage Companies
      Consolidated Statements of Income (Loss)
      Nine Months Ended April 30, 2000 and 1999
                                    (Unaudited)

                                                                 2000                1999
                                                                 ----                ----

Revenues:
      Casino consulting fees                                 $      --           $ 6,660,000
      Restaurant sales                                         2,537,000                --
      Fees and commissions - recruitment and Internet            282,000                --
                                                             -----------         -----------
                                                               2,819,000           6,660,000
                                                             -----------         -----------

Costs and expenses:
      Casino consulting                                          470,000           1,402,000
      Restaurant operations                                    3,472,000             207,000
      Death care operations                                      293,000              31,000
      Recruitment and Internet operations                        569,000                --
      General and administrative                               1,617,000             991,000
      Amortization and depreciation                              222,000              25,000
      Minority interest in consolidated subsidiary               (56,000)               --
      Loss of unconsolidated subsidiary                          235,000                --
                                                             -----------         -----------

                                                               6,822,000           2,656,000
                                                             -----------         -----------

      Income (loss) from operations                           (4,003,000)          4,004,000
                                                             -----------         -----------

Other income (expense):
      Interest income                                            708,000             745,000
      Interest expense                                            (2,000)            (44,000)
      Miscellaneous                                                9,000              10,000
                                                             -----------         -----------
                                                                 715,000             711,000
                                                             -----------         -----------

      Income (loss) before income taxes                       (3,288,000)          4,715,000
                                                             -----------         -----------

Income tax benefit (expense):
      Current:
        State                                                     (3,000)           (222,000)
        Federal                                                1,191,000          (1,572,000)
      Deferred:
        State                                                    (49,000)               --
        Federal                                                  (79,000)               --
                                                             -----------         -----------
                                                               1,060,000          (1,794,000)
                                                             -----------         -----------

      Net income (loss)                                      $(2,228,000)        $ 2,921,000
                                                             ===========         ===========

Earnings (loss) per common share:
      Basic                                                  $     (0.46)        $      0.58
                                                             ===========         ===========
      Diluted                                                $     (0.46)        $      0.55
                                                             ===========         ===========

Weighted average number of common shares
      and common share equivalents:
      Basic                                                    4,887,000           5,030,000
      Stock options and warrants                                  67,000             276,000
                                                             -----------         -----------
      Diluted                                                  4,954,000           5,306,000
                                                             ===========         ===========

See Notes to Consolidated Financial Statements.

      American Vantage Companies
      Consolidated Statements of Cash Flows
      Nine Months Ended April 30, 2000 and 1999
                                  (Unaudited)



                                                                         2000                 1999
                                                                         ----                 ----

Cash flows from operating activities:
      Net income (loss)                                          $ (2,228,000)        $  2,921,000
                                                                 ------------         ------------

      Adjustments to reconcile net income (loss) to
        net cash provided (used) by operating activities:
        Minority interest in consolidated subsidiary                  (56,000)                --
        Loss of unconsolidated subsidiary                             235,000                 --
        Amortization and depreciation                                 222,000               25,000
        Deferred income tax benefit                                   128,000                 --
        Write off of improvements to land held for
          investment or development                                   211,000                 --
        Stock options issued for services                             178,000                 --
        Changes in other assets and liabilities, net               (1,417,000)            (513,000)
                                                                 ------------         ------------

                                                                     (499,000)            (488,000)
                                                                 ------------         ------------

        Net cash (used) provided by operating activities           (2,727,000)           2,433,000
                                                                 ------------         ------------

Cash flows from investing activities:
      Purchase of Placement 2000.Com, Inc.                             22,000                 --
      Cash - restricted as to use                                    (500,000)                --
      Mortgage note receivable                                     (1,300,000)                --
      Investment in unconsolidated subsidiary                      (1,550,000)            (500,000)
      Note receivable from Table Mountain Tribe                          --             (2,087,000)
      Purchase of land held for investment or development
        and improvements                                                 --                 (4,000)
      Purchase of property and equipment, net                        (105,000)            (470,000)
                                                                 ------------         ------------

        Net cash used by investing activities                      (3,433,000)          (3,061,000)
                                                                 ------------         ------------

Cash flows from financing activities:
      Principal payments on capitalized leases                         (4,000)                --
      Proceeds from long-term debt                                       --              2,203,000
      Repurchase of common stock                                         --               (172,000)
      Proceeds from issuance of common stock                             --                 20,000
                                                                 ------------         ------------

        Net cash (used) provided by financing activities               (4,000)           2,051,000
                                                                 ------------         ------------

Net (decrease) increase in cash and cash equivalents               (6,164,000)           1,423,000

Cash and cash equivalents, at beginning of period                  12,626,000           15,371,000
                                                                 ------------         ------------

Cash and cash equivalents, at end of period                      $  6,462,000         $ 16,794,000
                                                                 ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid for state and federal income taxes               $       --           $  1,310,000
                                                                 ------------         ------------
      Cash paid for interest                                     $      2,000         $     44,000
                                                                 ============         ============
      Non-cash investing and financing activities:
        Acquisition of Placement 2000.Com, Inc.:
          Fair value of tangible assets                          $   (133,000)        $       --
          Goodwill                                                   (262,000)                --
          Liabilities assumed                                         109,000                 --
          Minority interest                                           209,000                 --
          Stock options issued                                         99,000                 --
                                                                 ------------         ------------
            Net                                                  $     22,000         $       --
                                                                 ============         ============

        Purchase of equipment under capital leases               $     44,000         $       --
                                                                 ============         ============

        Common stock options issued for services                 $    178,000         $       --
                                                                 ============         ============

See Notes to Consolidated Financial Statements.

          American Vantage Companies
          Consolidated Statements of Stockholders' Equity
          Year Ended July 31, 1999 and Nine Months
          Ended April 30, 2000 (Unaudited)




                                                                                                       Capital
                                                                                                      in excess
                                                        Common Stock                 Capital           of par-
                                              ------------------------------        in excess           stock          Retained
                                                  Shares           Dollars           of par            options         earnings
                                              ------------      ------------      ------------      -----------      ------------

Balance, July 31, 1998                           5,029,350      $     51,000      $  3,424,000      $       --       $ 17,433,000

Issuance of shares                                  10,833              --              20,000              --               --

Shares repurchased and retired                    (153,183)           (2,000)         (470,000)             --               --

Net income for the year                               --                --                --                --          2,026,000
                                              ------------      ------------      ------------      ------------     ------------

Balance, July 31, 1999                           4,887,000            49,000         2,974,000              --         19,459,000

Issuance of common stock options
     for services                                     --                --                --             178,000             --

Issuance of common stock options in
acquisition of Placement 2000.Com, Inc.               --                --                --              99,000             --

Net loss for the period                               --                --                --                --         (2,228,000)
                                              ------------      ------------      ------------      ------------     ------------

Balance, April 30, 2000                          4,887,000      $     49,000      $  2,974,000      $    277,000     $ 17,231,000
                                              ============      ============      ============      ============     ============

                                                                               6
See Notes to Consolidated Financial Statements.

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

As permitted by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of American Vantage Companies and its majority owned subsidiaries ("the Company"). A 49% owned subsidiary is reported in the consolidated balance sheet at the Company's equity in net assets of the subsidiary. The Company has reported all (100%) of the loss of the unconsolidated subsidiary in the accompanying consolidated statements of income
(loss) for the three and nine month periods ended April 30, 2000. For additional disclosures, refer to the Annual Report on Form 10-KSB of the Company for the year ended July 31, 1999 ("Fiscal 1999").

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

Certain amounts in the interim period financial statements for Fiscal 1999 have been reclassified for comparability with the current period presentation.

The computations of basic earnings per common share are based on the weighted average number of common shares outstanding. The computations of diluted earnings per share are based on the weighted average number of common shares and common share equivalents outstanding. Stock purchase warrants and options outstanding and exercisable at or below the market price are considered common share equivalents. Common share equivalents are not included in the computation of loss per share in the interim periods for the year ending July 31, 2000 ("Fiscal 2000") because the effect would be antidilutive.

Results of the interim periods are not necessarily indicative of those to be expected for the full year.

NOTE 2 - INDIAN GAMING OPERATIONS

In March 1993, the Company signed a consulting agreement with the Table Mountain Rancheria Band of Indians (the "Table Mountain Tribe") for the Table Mountain Casino & Bingo (the "Table Mountain Casino") in Friant, California. Effective February 1, 1996, the Company and the Table Mountain Tribe signed a new consulting agreement and a termination agreement of the March 1993 agreement. The termination agreement provided that a monthly payment of $350,000 was to be paid to the Company through January 2000, subject to meeting certain thresholds.

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

The Company was to receive a monthly payment of $350,000 in accordance with terms of the termination

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
agreement signed in February 1996. These payments were to continue through January 2000, subject to meeting certain thresholds.

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

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company owns a 49% interest in Border Grill Las Vegas, LLC ("BGLV"), which owns the Border Grill restaurant. The restaurant is located in the Mandalay Bay Resort & Casino on the Las Vegas Strip in Las Vegas, Nevada. The Company is committed to invest up to $2,750,000 in BGLV and loan up to $175,000 to BGLV for construction of and initial working capital for the restaurant. As of April 30, 2000, the Company had expended $2,750,000 of its commitment.

All (100%) of the loss from the operations for the restaurant is reported as loss of unconsolidated subsidiary in the consolidated statements of income
(loss) for the three and nine month periods ended April 30, 2000. Startup costs were expensed in Fiscal 1999. In the future, if the restaurant has net income, the Company will recognize all such income until prior losses have been offset and thereafter net income will be split proportionate to ownership interests.

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

The $1,099,000 purchase price recorded at December 1, 1999 was comprised of $1,000,000 in cash and the value of stock options, which were exercisable as of the acquisition date. Additionally, $500,000 of the contingent purchase price was placed into an escrow account and will be paid to Placement 2000 if future events occur. The acquisition was accounted for as a purchase. The excess of the total acquisition price over the fair value of the net assets acquired ("goodwill") totaled $262,000 and is being amortized on a straight line basis over seven (7) years. Operations of Placement 2000 after December 1, 1999 are included in the accompanying consolidated financial statements.

The following summarizes the acquisition of Placement 2000:

Fair value of assets acquired,
  including cash                   $ 1,155,000
Liabilities assumed                   (109,000)
Goodwill                               262,000
Minority interest                     (209,000)
Stock options issued                   (99,000)
                                   -----------
Cash paid                           $1,000,000
                                   -----------

Placement 2000 is a privately held Internet concern specializing in online services for information technology (IT) professionals, companies, and recruiters. Based in New York, Placement 2000 maintains three distinct web-based properties that offer fully integrated online recruiting solutions for IT candidates, corporate hiring managers, and third party recruiters. The flagship site is intended to be a resume and job-posting database with advanced search capabilities containing many value-added features, which Placement 2000 believes are not already present in any of the existing career sites on the Internet today. The site also is intended to provide dynamic content, helpful links to other prominent career web-based resources, and strategic distribution partnerships with several other well-known job sites. The two other sites are a resume forwarding service and a site for facilitating relationships and sharing of positions and candidates in the third party recruiting "split" market. Placement 2000's three web-properties additionally intend to generate a significant value stream for its traditional recruiting operations. The resume and job-posting database site and the "split" market site are intended to be fully operational in Fiscal 2000.

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 5 - DEATH CARE OPERATIONS

In December 1999 the Board of Directors decided to cancel its plans to develop the cemetery and funeral home project in North Las Vegas, Nevada and consider opportunities for the most advantageous disposition of that land. Proceeds from that sale would be allocated toward development of the Company's new corporate growth plans. As a result of this decision, approximately $211,000 of capitalized costs related to development of the cemetery/funeral home project were written off as death care operations expense in the second quarter of Fiscal 2000.

NOTE 6 - LITIGATION WITH THE TABLE MOUNTAIN TRIBE

Until May 1999, the Company had two contracts to provide gaming consulting services to the Table Mountain Casino. In May 1999, the Table Mountain Tribe voted to terminate both contracts with the Company. The first contract, entered into in February 1996, was a buyout of an earlier contract and required payments of $350,000 per month for 48 months through January 2000. The second contract, a consulting contract, also entered into in February 1996 and subsequently amended, was to expire in June 2000. Since May 1999, the Table Mountain Tribe has not honored the consulting and termination agreements with the Company.

In June 1999, the Company filed a lawsuit in the United States District Court, Eastern District of California ("District Court") against the Table Mountain Tribe. The lawsuit sought to recover payments totaling $3,150,000 due under the first contract, and under the consulting contract, the Company seeks an award of $790,000, which represents only the base fees due under the consulting contract. The Company also sought interest, court costs and additional unspecified and "to be determined" consulting fees that would have been due during the remainder of the consulting term.

The Table Mountain Tribe had filed a countersuit against the Company claiming the consulting contracts are invalid, for several reasons, and requesting restitution for all consulting fees paid to the Company during the period of the contracts. Management strongly believes the contracts are valid, enforceable and comply with all aspects of the Indian Gaming Regulatory Act and intends to vigorously seek to enforce their provisions.

On February 28, 2000, an Order ("Order") was filed with the District Court by Judge Anthony W. Ishii dismissing the Company's claims against the Table Mountain Tribe due to the District Court's lack of subject matter jurisdiction. The Order also dismissed the Table Mountain Tribe's counterclaim against the Company. Pursuant to the Order, either the Company or the Tribe could file a motion to amend its pleading to remain in U.S. District Court, or, in the alternative, pursue the litigation in State Court. In March 2000, the Company amended its pleading and filed a motion with the U.S. District Court to reconsider its plea for the matter to be heard in District Court. Subsequently, the Table Mountain Tribe filed a response with the U.S. District Court opposing the Company's motion. A ruling on the matter is forthcoming. If the Court does not uphold the Company's motion to remain in U.S. District Court, the Company will vigorously pursue its litigation against the Table Mountain Tribe in the Superior Court of the State of California.

The loss of casino consulting fees will have a material adverse effect on the operations of the Company.

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2000 VERSUS NINE MONTHS ENDED APRIL 30, 1999

REVENUES
Casino consulting fees for the nine months ended April 30, 2000 decreased as a result of the premature termination of the consulting and termination agreements between the Company and the Table Mountain Tribe as described below.

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

Additionally, effective February 1, 1996, the Company and the Table Mountain Tribe signed a termination agreement of a March 1993 consulting agreement under which a monthly payment of $350,000 were to be paid to the Company through January 2000, subject to meeting certain thresholds.

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

Fees and commissions represent revenues from Placement 2000.Com, Inc. ("Placement 2000") an 80% owned subsidiary, for the period from December 1, 1999, the acquisition date, to April 30, 2000.

COSTS AND EXPENSES
When the Company was involved in casino consulting, the compensation and related benefits and other expenses of key employees and some corporate overhead expenses were allocated between casino consulting and general administrative categories depending on the nature of the expenditures and time spent performing the two functions. Because the Company is not presently providing casino consulting services, some of these expenses are reported as solely general and administrative expenses in Fiscal 2000. Therefore, it is more meaningful to compare these two categories together in order to determine the amount such expenditures have changed in Fiscal 2000. Collectively, casino consulting and general and administrative expenses in Fiscal 2000 decreased by $306,000 or 12.8% from $2,393,000 in Fiscal 1999 to $2,087,000 in Fiscal 2000. For the two
categories combined, employee compensation decreased $519,000 while legal fees increased $459,000. The Company has gone through an extensive review of corporate expenditures and has eliminated or reduced those expenses, which were related to the casino consulting operation and likewise has reviewed and reduced general and administrative expenses.

Casino consulting expenses in the nine months ended April 30, 2000 decreased to $470,000, down $932,000 or 66.5%, from $1,402,000 in the comparable period in Fiscal 1999. This is comprised principally of decreases in employee compensation costs ($1,035,000), political contributions ($54,000) and consultants fees ($53,000), and increased legal fees principally related to the litigation with the Table

Mountain Tribe ($325,000).

General and administrative expenses in the nine months ended April 30, 2000 increased by $626,000 or 63.2% from the comparable period of Fiscal 1999. The net increase was principally comprised of increased employee compensation ($516,000) and legal fees, principally related to corporate matters including the acquisition of Placement 2000 ($134,000) and a decrease in political contributions ($54,000). Legal fees in Fiscal 2000 included the value of stock options issued for legal services.

Restaurant operations expenses are attributed to the WCW Nitro Grill restaurant, which began operations in May 1999.

In December 1999 the Board of Directors decided to cancel its plans to develop the cemetery and funeral home project in North Las Vegas, Nevada and consider opportunities for the most advantageous disposition of that land. Proceeds from that sale would be allocated toward continued development of the Company's new corporate growth plans. As a result of this decision, approximately $211,000 of capitalized costs related to development of the cemetery/funeral home project were written off as death care operations expense.

Recruitment and Internet operations expenses were incurred by Placement 2000 for the period from December 1, 1999, the date it was acquired. The subsidiary anticipates it will be fully operational in Fiscal 2000.

Amortization and depreciation was $222,000 and $25,000 in the nine months ended April 30, 2000 and 1999, respectively. Amortization is comprised of the amortization of organizational costs of the restaurant and goodwill associated with the Placement 2000 acquisition.

The loss of unconsolidated subsidiary in Fiscal 2000 represents 100% of the loss from operations of the 49% owned restaurant investment. The restaurant began operations in June 1999. In the future, if the restaurant has net income, the Company will recognize all such income until prior losses have been offset and thereafter, net income will be split proportionate to ownership interests.

OTHER OPERATIONAL ITEMS
Interest income, represented principally by interest on time deposits with financial institutions, and mortgage notes receivable in Fiscal 2000, totaled $708,000 and $745,000 in the nine months ended April 30, 2000 and 1999, respectively.

The Company recorded current tax benefits (expense) of $(3,000) and $1,191,000 for state and Federal income taxes, respectively, for the nine months ended April 30, 2000. Provisions of $222,000 and $1,572,000 were recorded for state and Federal income taxes currently payable, respectively, for the nine months ended April 30, 1999.

Deferred income tax expense of $49,000 and $79,000 was recorded for state and Federal income taxes in the nine months ended April 30, 2000.

Net loss was $2,228,000 ($0.46 loss per share) and net income was $2,921,000 ($0.58 basic earnings per share and $0.55 diluted earnings per share) for the nine months ended April 30, 2000 and 1999, respectively.

THREE MONTHS ENDED APRIL 30, 2000 VERSUS THREE MONTHS ENDED APRIL 30, 1999

REVENUES
Casino consulting fees for the three months ended April 30, 2000 decreased as a result of the premature termination of the consulting and termination agreements between the Company and the Table Mountain Tribe as previously described.

Restaurant revenues were derived from the Company's new WCW Nitro Grill restaurant, which began operations in May 1999.

Fees and commissions represent revenues from Placement 2000.

COSTS AND EXPENSES
When the Company was involved in casino consulting, the compensation and related benefits and other expenses of key employees and some corporate overhead expenses were allocated between casino consulting and general administrative categories depending on the nature of the expenditures and time spent performing the two functions. Because the Company is not presently providing casino consulting services, some of these expenses are reported as solely general and administrative expenses in Fiscal 2000. Therefore, it is more meaningful to compare these two categories together in order to determine the amount such expenditures have decreased in Fiscal 2000. Collectively, casino consulting and general and administrative expenses in the three months ended April 30, 2000 decreased by $85,000 or 12.1% from $703,000 in comparable period in Fiscal 1999 to $618,000 in the third quarter of Fiscal 2000. For the two categories combined, employee compensation decreased $155,000 while legal fees increased $99,000. The Company has gone through an extensive review of corporate expenditures and has eliminated or reduced those expenses, which were related to the casino consulting operation and likewise has reviewed and reduced general and administrative expenses.

Casino consulting expenses in the three months ended April 30, 2000 decreased to $130,000, down $308,000 or 70.3%, from $438,000 in the comparable period in Fiscal 1999. This is comprised principally of a decrease in employee compensation costs ($336,000) offset by increased legal fees, principally related to the litigation with the Table Mountain Tribe ($107,000). Most of the other casino consulting expenses were reduced as a result of the premature termination of the Table Mountain Tribe consulting contract.

General and administrative expenses in the three months ended April 30, 2000 increased by $223,000 or 84.2% from the comparable period of Fiscal 1999. The increase was principally comprised of employee compensation ($181,000) and outside consulting services expense ($48,000).

Restaurant operations expenses are attributed to the WCW Nitro Grill restaurant, which began operations in May 1999.

Recruitment and Internet operations expenses were incurred by Placement 2000. The subsidiary anticipates it will be fully operational in Fiscal 2000.

Amortization and depreciation was $78,000 and $9,000 in the three months ended April 30, 2000 and 1999, respectively. Amortization is comprised of the amortization of organizational costs of the restaurant and goodwill associated with the Placement 2000 acquisition.

The loss of unconsolidated subsidiary in the second quarter of Fiscal 2000 represents 100% of the loss from operations of the 49% owned restaurant investment. The restaurant began operations in June 1999.

In the future, if the restaurant has net income, the Company will recognize all such income until prior losses have been offset and thereafter, net income will be split proportionate to ownership interests.

OTHER OPERATIONAL ITEMS
Interest income, represented principally by interest on time deposits with financial institutions, and mortgage notes receivable in Fiscal 2000, totaled $251,000 and $252,000 in the three months ended April 30, 2000 and 1999, respectively.

The Company recorded current tax benefits (expense) of $(9,000) and $308,000 for state and Federal income taxes, respectively, for the three months ended April 30, 2000. Provisions of $81,000 and $625,000 were recorded for state and Federal income taxes currently payable, respectively, for the three months ended April 30, 1999.

Deferred income tax expense of $1,000 and $10,000 was recorded for state and Federal income taxes in the three months ended April 30, 2000.

Net loss was $610,000 ($0.12 loss per share) and net income was $1,204,000 ($0.24 basic earnings per share and $0.23 diluted earnings per share) for the three months ended April 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES AT APRIL 30, 2000 AND THE NINE MONTHS THEN ENDED

At April 30, 2000, the Company had consolidated working capital of $10,967,000, as compared with working capital of $14,476,000 at July 31, 1999.

INVESTING ACTIVITIES:
During the nine months ended April 30, 2000, investing activities used $3,433,000 as compared to $3,061,000 used by investing activities in the same period in Fiscal 1999. The cash used in investing activities in Fiscal 2000 was for a one-year mortgage note receivable ($1,300,000) collateralized by land. The Company invested $1,550,000 in the unconsolidated restaurant operation in the nine months ended April 30, 2000. Property and office equipment ($105,000) was also acquired in Fiscal 2000. In the second quarter of Fiscal 2000, the Company completed the acquisition of an 80% interest in Placement 2000 for $1 million in cash and up to an additional $2 million in cash, based on future events and earnings. Additionally, $500,000 of the contingent purchase price was placed into an escrow account and will be paid to Placement 2000 if future events occur. The cash was paid to Placement 2000 and will be used for general operating purposes. The Company also granted stock options to Placement 2000's former principal, who is remaining with the company, to purchase up to 333,334 shares of American Vantage Companies common stock. Funds used for the acquisition came from the Company's working capital. Additional payments, if they are required, will also come from working capital.

During the nine months ended April 30, 1999, the Company invested $500,000 in the unconsolidated subsidiary and loaned $2,087,000 to the Table Mountain Tribe. Property and equipment ($470,000) was purchased for the Nitro Grill restaurant.

FINANCING ACTIVITIES:
Cash was used for lease principal payments ($4,000) in the nine months ended April 30, 2000. Financing activities in the nine months ended April 30, 1999 were comprised of the proceeds from a bank loan ($2,203,000), the repurchase of common stock ($172,000) and the issuance of common stock ($20,000).

Historically, the Company has provided funds for its operations from operating activities, financing from financial institutions and stockholders, and issuance of common stock, and it will likely continue to use these sources of liquidity in the future. The Table Mountain Tribe's failure to honor the Company's consulting and termination agreements will have a significant negative impact on the Company's source of funds. If, and until, the restaurant operations begin to provide cash flows, the Company will use existing working capital for operating purposes. The Company will seek to acquire and develop companies, which will enable the Company to realize a significant influence over the management and policies of the companies and to realize a significant return to compensate for its investment of management time and effort, as well as capital. The Company intends to allocate capital to the acquisition and/or development of companies that meet its investment criteria should the proper opportunities arise. Additionally, the Company will continue to pursue any business venture, including those not previously described, which management believes afford an opportunity to increase stockholder value. In the event any of these opportunities come to fruition, management will consider satisfying financing requirements from working capital, through borrowing or capital infusion through the public or private placement of common stock of the Company or its subsidiaries.

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




                                  AMERICAN VANTAGE COMPANIES

Dated:   June 12, 2000                By: /s/ Ronald J. Tassinari
                                             ---------------------
         Las Vegas, Nevada                    Ronald J. Tassinari
                                              President
                                              (Principal Executive Officer)

                                      By:/s/ Roy K. Keefer
                                            --------------------
                                             Roy K. Keefer
                                            (Chief Financial Officer and
                                             Accounting Officer)

                                 Exhibit Index
--------------------------------------------------------------------------------
Exhibit Number                   Description
--------------                   -----------
27.1                             Financial data Schedule