Form 10KSB
period 2000-07-31
AMERICAN VANTAGE COMPANIES
filed 2000-10-30
CIK 315428

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[monitor      Annual report under Section 13 of 15(d) of the Securities Exchange
symbol]       Act of 1934

                    For the fiscal year ended July 31, 2000

[mouse        Transition report under Section 13 or 15(d) of the Securities
symbol]       Exchange Act of 1934

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

                       YES   [ X ]         NO   [    ]


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $589,000

     The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price of $2.00 for the Company's Common Stock, as reported by NASDAQ for October 17, 2000, was $7,957,453 (assuming for purposes of such calculation that all officers and directors of the Issuer are affiliates).

         The number of shares outstanding of the Registrant's Common Stock at October 17, 2000 was 4,858,256.

         Transitional Small Business Disclosure Format (check one):

                       YES   [    ]         NO   [ X ]

                                     PART I

Item 1.  Description of Business

Development of Business

     American Vantage Companies (the "Company") presently intends to sell certain of its principal assets in order to provide cash resources sufficient to acquire, merge into or make an investment in an existing business or businesses. The Company is currently reviewing opportunities in order to maximize its resources.

     The Company had been engaged in providing gaming consulting services to Table Mountain Casino & Bingo, a tribal gaming enterprise on a Federal Indian Rancheria in Friant, California (the "Table Mountain Casino") until May 1999 when its contract to provide consulting services to the Table Mountain Casino was prematurely terminated by the Table Mountain Band of Indians (the "Table Mountain Tribe"). See "Item 1. Description of Business - Table Mountain Casino."

     In May 1997, the Company acquired approximately 40 acres of undeveloped land in North Las Vegas, Nevada which the Company had initially intended to develop as a funeral home and cemetery (the "40 Acre Parcel"). However, development was delayed while the Clark County, Nevada government finalizes its plan for construction of a flood control project for the area. In the event the flood control project had been built as intended, the Company would not have had to build major water control culverts on the cemetery project. Because of the delay, the Company has decided not to develop the 40 Acre Parcel for funeral home or cemetery purposes. The Company will either sell the 40 Acre Parcel or hold it for future development.

     In February 1998, the Company acquired 20 acres of undeveloped land in North Las Vegas, Nevada near the location of the 40 Acre Parcel which is being held for future development or sale (the "20 Acre Parcel").

     In May 1999, Sitka Restaurant Group, Inc. ("Sitka"), a majority-owned subsidiary of the Company, opened the WCW Nitro Grill (the "Nitro Grill"), a themed restaurant, in the Excalibur Hotel and Casino (the "Excalibur") in Las Vegas, Nevada. The Company closed the Nitro Grill in September 2000. See "Item
1. Description of Business - WCW Nitro Grill."

     In February 1999, Vantage Bay Group, Inc. ("Vantage Bay"), a majority-owned subsidiary of the Company, purchased a 49% interest in the Border Grill (the "Border Grill"), a restaurant to be located in the Mandalay Bay Hotel and Casino in Las Vegas, Nevada. The Border Grill opened in June 1999.

     In December 1999, the Company purchased an 80% interest in Placement 2000.Com, Inc. ("Placement 2000"). Located in New York City, Placement 2000 is a privately held recruiting company for information technology ("IT") professionals and companies which is developing Web-based products and services to enhance its traditional IT recruiting business.

     The Company was incorporated in Nevada in 1979, under the name Western Casinos, Inc. The Company changed its name to American Casino Enterprises, Inc. in 1979 and then changed its name to American Vantage Companies in March 1997. The Company was originally formed to engage in the business of recreational and leisure time activities, including casino gaming. In January 1991, the Company completed the purchase of all of the capital stock of Millerton Games, Inc., which held a management consulting contract for the Table Mountain Casino.

     All references herein to the Company refer to the Company and its subsidiaries unless the context otherwise requires. The Company's principal executive offices are located at 6787 West Tropicana, Suite 200, Las Vegas, Nevada 89103, and its telephone number is (702)227-9800.

Table Mountain Casino

     On February 1, 1996, the Company entered into a termination agreement (the "Termination Agreement") with the Table Mountain Tribe which terminated the Company's 1993 consulting agreement (the "1993 Agreement") and simultaneously entered into a new consulting agreement (the "1996 Agreement"). Under the conditions of the Termination Agreement, commencing February 1, 1996, the Table Mountain Tribe was required to pay the Company 48 monthly installments of $350,000 in consideration for termination of the 1993 Agreement. However, no payment was required for any month in which the net income of the casino does not equal or exceed $1 Million. The term of the Termination Agreement was to be automatically extended by one month for each month that no payment is required thereunder, up to a maximum of 12 months.

     The 1996 Agreement required that the Company consult and provide technical assistance, training and advice to the Table Mountain Tribe concerning all matters relating to the operation and business activities of the casino, including but not limited to organization and administration, planning and development, gaming activities, internal controls and accounting procedures, cage operations, engineering and maintenance, housekeeping, human resources, management information services, marketing and advertising, purchasing, surveillance, security and food and beverage operations. The 1996 Agreement was amended in both June 1997 and October 1997. The term of the 1996 Agreement, as amended, expired on June 30, 2000. For its services under the 1996 Agreement, as amended, the Company was to receive minimum monthly payments of $50,000. The Table Mountain Tribe was also required to pay the Company additional monies for certain increments of monthly casino net income in excess of the first $1.5 million of net revenue from casino operations.

     On May 20, 1999, the Company received formal written notice from the legal counsel of the Table Mountain Tribe that the General Council of the Table Mountain Tribe voted to terminate the Company's contract to provide consulting services to the Table Mountain Casino. In June 1999, the Company brought a civil action in the United States District Court, Eastern District of California, Fresno Division (the "District Court") against the Table Mountain Tribe for breach of the Company's contract with the Table Mountain Tribe for, among other things, payments due under the 1996 Agreement and the Termination Agreement. The Table Mountain Tribe filed a counterclaim against the Company claiming the consulting contracts are invalid, for several reasons, and requesting restitution for all consulting fees paid to the Company during the period of the contracts. In February 2000, an order (the "Prior Order") was filed by Judge Anthony W. Ishii ("Ishii") with the District Court dismissing the Company's claims against the Table Mountain Tribe due to the District Court's lack of subject matter jurisdiction. The Prior Order similarly dismissed the Table Mountain Tribe's counterclaim against the Company. Pursuant to the Prior Order, either the Company or the Table Mountain Tribe could file a motion to amend its pleading to remain in District Court or, in the alternative, pursue the matter in state court. The Company filed a motion to amend its pleading to remain in District Court. On September 27, 2000, an order (the "Order") was filed by Ishii with the District Court dismissing, with prejudice, the Company's claims against the Table Mountain Tribe due to the District Court's lack of subject matter jurisdiction and not based on the merits of the case. The Company plans to vigorously pursue the matter in state court.

Acquisition of North Las Vegas, Nevada Property

     In May 1997, the Company bought the 40 Acre Parcel for approximately $3,500,000 in cash. The Company initially intended to develop the 40 Acre Parcel as a funeral home and cemetery. However, development was delayed while the Clark County, Nevada government finalizes its plan for construction of a flood control project for the area. In the event the flood control project had been built as intended, the Company would not have had to build major water control culverts on the cemetery project. Because of the delay, the Company has decided not to develop the 40 Acre Parcel for funeral home or cemetery purposes. The Company will either sell the 40 Acre Parcel or hold it for future development. In February 1998, the Company brought the 20 Acre Parcel for $1,375,000 in cash which will be held for future development or sale.



WCW Nitro Grill

     On November 12, 1998, Sitka entered into a license agreement (the "License Agreement") with World Championship Wresting, Inc. ("WCW") to develop one or more themed restaurants to be named the WCW Nitro Grill. The Company agreed to guarantee all payments due from Sitka to WCW.

     The License Agreement commenced on May 1, 1999 and was to remain in effect so long as Sitka continued to open a minimum number of restaurants or, in the alternative, met certain minimum royalties. The License Agreement provided for Sitka to make certain minimum guaranteed payments upon the opening of each restaurant and annually thereafter to WCW against royalties payable to WCW based on gross sales of food and beverages, merchandise and fee-based attractions and/or promotions. The License Agreement was terminable by either party upon 120 days written notice to the other party.

     On November 19, 1998, Sitka entered into a ten-year lease for restaurant space (the "Lease") with New Castle Corp. ("New Castle"), doing business as the Excalibur Hotel and Casino, for the location of the first Nitro Grill. The Lease was terminable by either party upon 120 days written notice to the other party. On May 17, 1999, the first WCW Nitro Grill opened in the Excalibur in Las Vegas, Nevada. The Company expended $1,915,000 for furniture, equipment and leasehold improvements in developing the restaurant. On September 28, 2000, the Company announced its closing of the Nitro Grill effective September 30, 2000 due to historical operating results. See "Notes to Consolidated Financial Statements." The Company is currently negotiating with both the WCW and New Castle regarding any payments due the WCW and New Castle in connection with the closing of the Nitro Grill and expects that such payments, if any, will not be significant.

Border Grill

     On November 12, 1998, Vantage Bay entered into an operating agreement (the "Operating Agreement") with TT&T, LLC ("TT&T") to develop a restaurant named the Border Grill. The Operating Agreement provides that Vantage Bay, in exchange for a 49% interest in the Border Grill, contribute $251,000 upon the execution of the Operating Agreement and, thereafter, contribute further capital, up to an aggregate of $2,750,000, all of which has been contributed by the Company through the year ended July 31, 2000, to fund the development of the restaurant subject to the terms and conditions of the Operating Agreement. Vantage Bay also agreed to loan to TT&T up to $175,000 for development and operation of the restaurant. The Company agreed to guarantee all payments due from Vantage Bay to TT&T. The Border Grill opened in the Mandalay Bay Hotel and Casino in Las Vegas, Nevada on June 17, 1999.

Placement 2000

     On December 6, 1999, the Company entered into a stock purchase agreement, dated as of December 1, 1999 (the "Stock Purchase Agreement"), to purchase 80% of the capital stock of Placement 2000 for $1 million in cash and up to an additional $2 million in cash based on certain benchmarks and future earnings, to be used for Placement 2000's general corporate purposes. Located in New York, New York, Placement 2000 is a privately held recruiting company for IT professionals and companies. Placement 2000 is in the process of developing three Web-based properties to enhance its traditional IT recruiting business. However, the development of these Web-based properties has been delayed because Placement 2000 is in need of additional working capital for its business purposes. The Company is currently considering providing Placement 2000 its working capital requirements prior to Placement 2000's attainment of established benchmarks or, in the alternative, selling or discontinuing the operations of Placement 2000. The flagship site is intended to be a resume and job posting database with advanced search capabilities with many value-added features which Placement 2000 believes are not already present in any of the existing career sites on the Internet today. The site is also intended to provide links to other career Web-based resources and strategic distribution partnerships with several other job sites. The two other sites are a resume forwarding service and a site for facilitating relationships and sharing of positions and candidates in the third party recruiting "split" market. Placement 2000 further believes that these Web-based properties will generate a value stream for its traditional recruiting operations. The three sites are intended to be operational in the next fiscal year, provided financing is available.

Competition

     The Border Grill is subject to vigorous competition relating to restaurant location and service, as well as quality, variety and value perception of the food products offered. The Border Grill is in competition with other food service operations, with locally-owned operations, as well as national or regional chains that offer the same type of products or services as the Company.

     With regard to the Web-based properties being developed by Placement 2000, since the advent of commercial services on the Internet, the number of online services competing for users' attention and spending has proliferated, and the Company expects that competition will continue to intensify. Placement 2000 will compete with online job boards such as Hotjobs.com, Headhunter.net and TMP Worldwide (MONSTER.COM). Placement 2000's competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than Placement 2000. As a result, they may be in a position to respond more quickly to new or emerging technologies and changes in customer requirements and to develop and promote their products and services more effectively. Placement 2000 may not be able to compete successfully against present or future competitors. There are relatively low barriers to entry in the online services market. Placement 2000 does not own any patented technology that precludes or inhibits competitors from entering the IT online market. Existing or future competitors may develop or offer services that are comparable or superior to Placement 2000's at a lower price, which could have a material adverse effect on Placement 2000's business, results of operations and financial condition.

Government Regulation

     The Border Grill is subject to inspection and regulation by public health authorities. Most leasehold improvements made to the Border Grill are subject to local and state building code requirements. The Border Grill is subject to the Fair Labor Standards Act which governs such matters as minimum age requirements, overtime and other working conditions. The Company believes that its conduct of business is in substantial compliance with these and other applicable government regulations. However, the Company is unable to predict the scope or effect, if any, of any future government regulation or legislation affecting the restaurants.

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

     With regard to the Web-based properties being developed by Placement 2000, the United States Congress has recently passed legislation that regulates certain aspects of the Internet, including online content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations have enacted and also are considering, and may consider in the future, other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include, but are not limited to, libel, electronic contracting, pricing, quality of products and services and intellectual property ownership. The European Union also has enacted several directives relating to the Internet. In order to safeguard against the spread of certain illegal and socially harmful materials on the Internet, the European Commission has drafted the "Action Plan on Promoting the Safe Use of the Internet." Other European Commission directives address the regulation of privacy, e-commerce, security, commercial piracy, consumer protection and taxation of transactions completed over the Internet. It is not known how courts and administrative agencies will interpret and apply both existing and new laws. Therefore, the Company is uncertain as to how new laws or the application of existing and new laws will affect Placement 2000's business. In addition, Placement 2000's business may be indirectly affected by Placement 2000's vendors and customers who may be subject to such legislation. Increased regulation of the Internet may decrease the growth in the use of the Internet, which could decrease the demand for Placement 2000's services, increase Placement 2000's cost of doing business or otherwise have a material adverse effect on Placement 2000's business, results of operations and financial condition.

Employees

     As of October 17, 2000, the Company employed six persons including a Chief Executive Officer, an Executive Vice President and a Vice President--Chief Financial Officer.

     The Border Grill employs 9 managerial employees and 110 retail employees. The employees of the Border Grill are not covered by collective bargaining agreements or represented by a union. The Company considers its relationship with the Border Grill employees to be good. Placement 2000 employs 5 managerial employees and 15 employees in sales and marketing. Placement 2000's employees are not represented by any union, and the Company considers its relationship with Placement 2000's employees to be good.

Item 2.  Description of Property

     The Company's executive offices are located in approximately 5,116 square feet of leased office space at 6787 West Tropicana, Suite 200, Las Vegas, Nevada 89103. The monthly rental is $8,724. The lease agreement commenced on June 1, 1996 and expires on June 1, 2001.

     The Border Grill is located in leased restaurant space in the Mandalay Bay Hotel and Casino in Las Vegas, Nevada. The monthly rental is $6,250 per month, plus a percentage on gross sales of food and beverages. The lease agreement commenced on May 15, 1998 and expires on May 15, 2008.

     Placement 2000's offices are located in approximately 2,095 square feet of leased office space at 116 John Street, Room 1705, New York, New York 10038. The monthly rental is $3,666.25. The lease agreement commenced on September 1, 1998 and expires October 31, 2003.

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

     In June 1999, the Company brought a civil action in the District Court for breach of contract against the Table Mountain Tribe for terminating the Company's contracts to provide consulting services to the Table Mountain Casino. The lawsuit seeks to recover payments totaling $3,150,000 due under the Termination Agreement and under the 1996 Agreement, the Company seeks an award of $790,000, which represents only the base fees due under the 1996 Agreement. The Company also seeks interest, court costs and additional unspecified and "to be determined" consulting fees that would have been due during the remainder of the consulting term.

     The Table Mountain Tribe filed a countersuit against the Company claiming the consulting contracts are invalid, for several reasons, and requesting restitution for all consulting fees paid to the Company during the period of the contracts.

     In February 2000, the Prior Order was filed by Ishii with the District Court dismissing the Company's claims against the Table Mountain Tribe due to the District Court's lack of subject matter jurisdiction. The Prior Order similarly dismissed the Table Mountain Tribe's counterclaims against the Company. Pursuant to the Prior Order, either the Company or the Table Mountain Tribe could file a motion to amend its pleading to remain in District Court or, in the alternative, pursue the matter in state court. The Company filed an amendment requesting that the case remain in District Court. On September 27, 2000, the Order was filed by Ishii with the District Court dismissing, with prejudice, the Company's claims against the Table Mountain Tribe due to the District Court's lack of subject matter jurisdiction and not based on the merits of the case. The Company plans to vigorously pursue the matter in state court.

     In June 2000, Michelle Gilbert (the "Employee"), a former employee of Placement 2000, filed a complaint (the "Complaint") with the State of New York Executive Department, Division of Human Rights (the "Human Rights Division") alleging Placement 2000 engaged in an unlawful discriminatory practice, specifically, unlawful termination based on race, color and sex in connection with the Employee's termination. In July 2000, Placement 2000 filed a response with the Human Rights Division denying all allegations of unlawful conduct in connection with the Complaint. To date, the Human Rights Division has taken no action on the Complaint.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

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

     The following table sets forth the range of high and low closing bid prices of the Company's Common Stock for each quarterly period indicated, as reported by Nasdaq. The prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

Period                                                                         High Bid         Low Bid
------                                                                         --------         -------
Fiscal 2000

         First Quarter (August 1, 1999- October 31, 1999)                       $2.81            $1.50
         Second Quarter (November 1, 1999 - January 31, 2000)                   $2.50            $1.16
         Third Quarter (February 1, 2000 - April 30, 2000)                      $2.63            $1.00
         Fourth Quarter (May 1, 2000 - July 31, 2000)                           $1.88            $0.91

Fiscal 1999

         First Quarter (August 1, 1998 - October 31, 1998)                      $4.41            $2.43
         Second Quarter (November 1, 1998 - January 31, 1999)                   $4.20            $2.79
         Third Quarter (February 1, 1999 - April 30, 1999)                      $3.39            $2.82
         Fourth Quarter (May 1, 1999 - July 31, 1999)                           $3.18            $2.43


     On October 17, 2000, the closing sale price per share for the Company's Common Stock was $2.00.

     On October 17, 2000, there were 864 holders of record of the 4,858,256 shares of the Company's Common Stock outstanding.

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

Statement on Forward-Looking Statements

Included in this Item 6, and in the Notes to the Consolidated Financial Statements are certain forward-looking statements reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management, government regulation of Internet activities, competition from larger Web-based information technology service providers and in the restaurant industry Federal and state regulation of the restaurant industry, issues related to the Year 2000, domestic and global economic conditions and changes in Federal and state tax laws or the administration of such laws. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this report is filed, and that may have an effect on the Company's overall performance.

Overview - Factors That May Affect Future Results

Until May 1999, the Company derived all of its revenues from providing consulting services to the Table Mountain Casino. In May 1999, the Table Mountain Tribe voted to prematurely terminate the contracts it has with the Company and since then has not honored the consulting and termination agreements. As a result, the Company's primary source of revenue has been eliminated and it has had a significant negative impact on the Company's source of funds. Also, the WCW Nitro Grill, the Border Grill and Placement 2000 operations were not generating positive cash flows as of July 31, 2000. If, and until, they begin to provide cash flows, and/or the Company initiates or acquires a business operation which is generating positive cash flow, the Company will use existing working capital for operating purposes. The closure of the WCW Nitro Grill in September 2000 will eliminate the negative cash flow that operation created during its existence.

Placement 2000 operates in an extremely competitive industry. Due to the short amount of time Placement 2000 has been in business and considering the competition it faces, the Company cannot be certain Placement 2000 will ever be profitable. Nor is it a certainty that the Company will continue to fund future operations of Placement 2000 if it does not operate profitably. The Company is currently evaluating its alternatives for this investment. It may seek other investors to assist with funding the subsidiary's future operations; it may sell the subsidiary or it may discontinue the operations of Placement 2000.

The Company completed its readiness work for the Year 2000 issue (the "Year 2000") during the year ended July 31, 2000 ("Fiscal 2000"). As of October 2000, the Company has not experienced any problems related to the Year 2000 as some people had anticipated. It is possible that the full impact of the date change has not been fully recognized, however, the Company does not anticipate any accounting or reporting problems to result from the Year 2000. The Company incurred minimal costs (less than $2,000) in its efforts to assure compliance with the Year 2000. Should any additional costs be required in the future, they will be expensed as incurred and are not expected to be significant.

RESULTS OF OPERATIONS

YEAR ENDED JULY 31, 2000 COMPARED WITH THE YEAR ENDED JULY 31, 1999

REVENUES
Casino consulting fees of $6,660,000 for the year ended July 31, 1999 ("Fiscal 1999") were derived from the 1996 consulting agreement (the "1996 Agreement") and the Termination Agreement between the Company and the Table Mountain Tribe ("the Tribe") for providing consulting services to the Table Mountain Casino. The decrease in revenues was caused by the termination of the contracts by the Tribe as described below.

The consulting fee schedule under the 1996 Agreement was adjusted, effective February 1, 1998, to provide for a base fee of $50,000 and additional fees of $45,000 to $60,000 for increments of $250,000 to $500,000 or portion thereof, of monthly casino net income in excess of $1.5 million of net income from casino operations. The term of the 1996 Agreement was extended to June 30, 2000.

Additionally, effective February 1, 1996, the Company and the Tribe signed the Termination Agreement of a March 1993 consulting agreement under which a monthly payment of $350,000 was to be paid to the Company through January 2000, subject to meeting certain thresholds.

In May 1999, the Tribe voted to terminate both contracts with the Company and since May 1999, the Tribe has not honored the consulting and termination agreements the Company has with the Tribe. In June 1999, the Company filed a lawsuit in the United States District Court, Eastern District of California ("District Court") against the Tribe.

The lawsuit sought to recover payments totaling $3,150,000 due under the Termination Agreement and under the 1996 Agreement, the Company seeks an award of $790,000, which represents only the base fees due under the consulting contract. The Company also seeks additional unspecified and "to be determined" consulting fees that would have been due during the remainder of the term of the 1996 Agreement.

The Tribe filed a countersuit against the Company claiming the 1996 Agreement and Termination Agreement are invalid, for several reasons, and requesting restitution for all consulting fees paid to the Company during the period of the agreements. See Item 3 - "Legal Proceedings".

In September 2000, an Order ("Order") was filed with the District Court by Judge Anthony W. Ishii dismissing, with prejudice, the Company's claims against the Table Mountain Tribe due to the District Court's lack of subject matter jurisdiction. The Order also dismissed the Table Mountain Tribe's counterclaim against the Company. The Company intends to vigorously pursue its litigation against the Table Mountain Tribe in the Superior Court of the State of California.

The loss of casino consulting fees has had a material adverse effect on the operations of the Company.

Fees and commissions - recruitment and Internet in Fiscal 2000 were generated by Placement 2000 from December 1999, the date it was acquired, through July 31, 2000.

COSTS AND EXPENSES
When the Company was involved in casino consulting, the compensation and related benefits and other expenses of key employees and some corporate overhead expenses were allocated between casino consulting and general and administrative categories depending on the nature of the expenditures and time spent performing the two functions. Because the Company is not presently providing casino consulting services, some of these expenses are reported solely as general and administrative expenses in Fiscal 2000. Therefore, it is more meaningful to compare these two categories together in order to determine the amount such expenditures have changed in Fiscal 2000. Collectively, casino consulting and general and administrative expenses in Fiscal 2000 decreased by $419,000 or 13.9% from $3,007,000 in the year ended July 31, 1999 ("Fiscal 1999") to $2,588,000 in Fiscal 2000. For the two categories combined, employee compensation decreased $505,000 while legal fees increased $436,000. The increase in legal fees is mainly due to the prosecution of the Company's case against the Tribe and the acquisition of Placement 2000. The Company has gone through an extensive review of corporate expenditures and has eliminated or reduced those expenses, which were related to the casino consulting operation and likewise has reviewed and reduced general and administrative expenses.

Casino consulting expenses in Fiscal 2000 decreased to $485,000, from $1,828,000 in Fiscal 1999, a decrease of $1,343,000 or 73.5%. This is comprised of decreases in employee compensation costs ($1,233,000), political contributions ($54,000) and consultants' fees ($64,000) and increased legal fees principally related to the litigation with the Table Mountain Tribe ($277,000).

The Company incurred $301,000 in death care operating expenses in Fiscal 2000 as compared to expenses of $47,000 in Fiscal 1999. In December 1999 the Board of Directors decided to cancel its plans to develop the cemetery and funeral home project on the 40 Acre Parcel and consider opportunities for the most advantageous disposition of that land. If the 40 Acre Parcel is sold, the proceeds from the sale will be allocated toward development of the Company's new corporate growth plans. As a result of this decision, approximately $211,000 of capitalized costs related to development of the cemetery/funeral home project were written off as death care operations expense in the second quarter of Fiscal 2000.

Recruitment and Internet operations expenses totaled $1,167,000 for Fiscal 2000. This was principally made up of employee compensation including commissions totaling approximately $851,000 and consultants' fees of $57,000.

General and administrative expenses in Fiscal 2000 increased by $924,000 or 78.4% from Fiscal 1999. The net increase was principally comprised of increased employee compensation ($728,000), consultants' fees ($38,000) and legal fees, principally related to corporate matters including the acquisition of Placement 2000 ($159,000) and a decrease in political contributions ($54,000). Legal fees in Fiscal 2000 included the value of stock options issued for legal services.

Amortization and depreciation was $84,000 and $34,000 in Fiscal 2000 and Fiscal 1999, respectively. Amortization in Fiscal 2000 is comprised of goodwill associated with the acquisition of Placement 2000, and is being amortized over a seven year period. In Fiscal 1999, only depreciation expense was recorded in this category.

Minority interest in consolidated subsidiary ($118,000) represents the minority interest in Placement 2000's operations.

The loss of unconsolidated subsidiary represents 100% of the loss from operations, including the expense of startup costs in Fiscal 1999, of the Border Grill. The Border Grill began operations in June 1999. In the future, if the Border Grill has net income, the Company will recognize all such income until prior losses have been offset and thereafter, net income will be split proportionate to ownership interests.

OTHER ITEMS
Interest income from time deposits with financial institutions, totaled $954,000 and $941,000 in Fiscal 2000 and Fiscal 1999, respectively. In Fiscal 1999, the Company incurred $42,000 of interest expense on a bank loan for funds, which were loaned to the Table Mountain Tribe.

Deferred state income tax expense of $49,000 was recorded for Fiscal 2000. The Company recorded a provision of $115,000 for State of California income taxes currently payable for Fiscal 1999. A deferred state income tax benefit of $48,000 was recorded for Fiscal 1999.

The deferred tax benefit was $962,000 for Fiscal 2000 and a deferred Federal income tax expense of $96,000 was recorded for Fiscal 2000. A provision of $1,526,000 was recorded for Federal income taxes currently payable for Fiscal 1999. The deferred Federal income tax benefit totaled $211,000 in Fiscal 1999.

The loss from the discontinued WCW Nitro Grill operation was $968,000, net of an income tax benefit of $498,000 for Fiscal 2000, and $455,000, net of an income tax benefit of $235,000 for Fiscal 1999. The estimated operating loss during the phase-out period and the write-down of assets to their net realizable value was $1,119,000, net of a deferred income tax benefit of $577,000 for Fiscal 2000.

Net loss from continuing operations was $1,765,000 ($0.36 basic and diluted earnings per share) and net income from continuing operations was $2,481,000 ($0.49 basic earnings per share and $0.47 diluted earnings per share) for Fiscal 2000 and Fiscal 1999, respectively.

Net loss was $3,852,000 ($0.79 basic and diluted earnings per share) and net income was $2,026,000 ($0.40 basic earnings per share and $0.38 diluted earnings per share) for Fiscal 2000 and Fiscal 1999, respectively.


LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2000, the Company had consolidated working capital of $10,690,000, as compared with working capital of $13,970,000 at July 31, 1999.

OPERATING ACTIVITIES:
Operating activities used $3,357,000 in Fiscal 2000 as compared to operating activities providing $2,294,000 in Fiscal 1999. The decrease was attributable to the operating loss for Fiscal 2000 and the write-down of assets of the discontinued operation.

INVESTING ACTIVITIES:
During Fiscal 2000, investing activities used $1,914,000 as compared to $4,587,000 used by investing activities in Fiscal 1999.

In Fiscal 2000, the Company granted a one-year $1,300,000 mortgage note receivable, which is collateralized by land.

Property and office equipment ($86,000), principally for Placement 2000, was acquired in Fiscal 2000. In the second quarter of Fiscal 2000, the Company completed the acquisition of an 80% interest in Placement 2000 for $1 million in cash and up to an additional $2 million in cash, based on future events and earnings. The cash was paid to Placement 2000 and will be used for general operating purposes. Additionally, $500,000 (cash - restricted as to use) of the contingent purchase price was placed into an escrow account and will be paid to Placement 2000 if future events occur. The Company also granted stock options to Placement 2000's former principal, who is remaining with Placement 2000, to purchase up to 333,334 shares of the Company's common stock. 266,667 of the options are only exercisable when Placement 2000 has met certain performance objectives. Funds used for the acquisition came from the Company's working capital. Additional payments, if they are required, will also come from working capital.

During Fiscal 2000, the Company invested $1,550,000 in the unconsolidated restaurant subsidiary bringing the total investment to $2,750,000.

The $1,500,000 one-year mortgage note receivable made in Fiscal 1999 was repaid in Fiscal 2000

During Fiscal 1999, the Company made a $1,500,000 mortgage loan receivable. During Fiscal 1999, $1,200,000 was invested in the unconsolidated restaurant subsidiary. $1,867,000 was used in Fiscal 1999 to purchase furniture, equipment and leasehold improvements for the WCW Nitro Grill restaurant. The Company loaned $2,203,000 to the Tribe in Fiscal 1999. It was repaid in the same year.

FINANCING ACTIVITIES:
Financing activities in Fiscal 2000 resulted in a $48,000 use of funds as compared to $452,000 being used by financing activities in Fiscal 1999.

In Fiscal 2000, the Company repurchased Company common stock ($33,000) and made payments on capitalized leases ($15,000). In Fiscal 1999, the Company borrowed funds ($2,203,000), which were in turn loaned to the Tribe. Both loans were paid off in Fiscal 1999.

Historically, the Company has provided funds for its operations from operating activities, financing from financial institutions and stockholders, and issuance of common stock, and it will likely continue to use these sources of liquidity in the future. The Tribe's failure to honor the Termination Agreement and the 1996 Agreement had a significant negative impact on the Company's source of funds. If, and until, the Company's other operations begin to provide cash flows, the Company will use existing working capital for operating purposes. The Company has always sought and will continue to seek other suitable consulting contracts and/or ownership of casinos and other gaming opportunities on and off Indian land, as well as recreational, leisure time and entertainment ventures. During Fiscal 2000 the Company began a corporate restructuring to divest itself of its non-core assets. Although the restructuring has not been finalized, it likely will involve the sale of the land held for investment or development and may include the acquisition of new subsidiaries and the disposition of other existing operations/investments.

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

Name                             Position
----                             --------
Ronald J. Tassinari              Chief Executive Officer, President and Director

Audrey K. Tassinari              Executive Vice President and Director

Roy K. Keefer                    Chief Financial Officer, Vice President and
                                 Secretary/Treasurer

Jeanne Hood                      Director

Steven G. Barringer              Director

Boyad Tanner                     Director

James W. Davis                   Director

Gregory J. Woodland              Director

     Directors are elected to serve for three years, or until their successors are elected and qualified (except that at least twenty-five percent of all Directors must be elected each year). Officers serve at the discretion of the Board of Directors subject to any contracts of employment. The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee is comprised of Gregory J. Woodland (chairman), James W. Davis, Jeanne Hood and Boyad Tanner. The Compensation Committee is comprised of James W. Davis (chairman) Gregory J. Woodland and Jeanne Hood. The Board of Directors does not have a nominating committee. See "Item 10. Executive Compensation."

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

     Jeanne Hood has been a Director of the Company since February 1994, and was a gaming consultant to the Company from February 1994 until April 2000. See "Item 12. Certain Relationships and Related Transactions." >From 1985 to 1993, Ms. Hood served as President and Chief Executive Officer of Elsinore Corporation, a publicly traded gaming company, and of Four Queens, Inc., a majority-owned subsidiary of Elsinore Corporation, which subsidiary owns and operates the Four Queens Hotel Casino in Las Vegas, Nevada.

     Steven G. Barringer has been a Director since February 1998. He is a member of the law firm of Dickstein Shapiro Morin & Oshinsky, LLP, Washington, D.C., practicing natural resources and environmental law. >From January 1996 to April 1999 he was is a member of the law firm of Singer, Brown and Barringer, Las Vegas, Nevada, practicing natural resources and environmental law. Before forming Singer, Brown and Barringer in January 1996, Mr. Barringer was a member of the law firm of Holland & Hart, Washington D.C.

         Boyad Tanner has been a Director of the Company since May 1999. Mr. Tanner had a varied business background, including owning and operating Indian Trading Posts in Utah and New Mexico. He owned and operated an automobile agency in Farmington, New Mexico, and was also a licensed real estate agent, having his own agency. Mr. Tanner was the Executive Director for Urban Renewal and Development both in Indio, California as well as in North Las Vegas, Nevada. His most recent appointments in Las Vegas include a partnership at Harrington Horsey Insurance Agency, serving on the Board of the Clark County Planning Commission and serving on the Board of Directors for Cumorah Credit Union. He was also the recipient of the Silver Beaver Award for his service with the Boy Scouts of America. Mr. Tanner has been retired for the past six years.

     James W. Davis has been a Director of the Company since June 2000 and Senior Partner at Key West Technologies, a business consulting partnership advising a number of firms with regard to technology, e-commerce and the Internet and business management since founding Key West Technologies in January 1999. Prior to founding Key West Technologies, Mr. Davis served as the President and Chief Executive Officer of MRT micro, ASA/Inc., a communications software company, from January 1997 until January 1999. From September 1996 to January 1997, Mr. Davis was a Visiting Research Scholar at the Communications Technology Center at Florida Atlantic University. In March 1995, Mr. Davis founded Key West Technologies, Inc., a computer hardware and software corporation. In February 1996, Key West Technologies, Inc. was acquired by Interaxx Television Network, Inc. ("Interaxx"). Mr. Davis served as Chief of Executive Officer of Interaxx from February 1996 until January 1997. Interaxx granted Mr. Davis the right to use the name Key West Technologies in the future. Mr. Davis has also served as Director for Intel Corp.'s Home Computing Laboratory, which was responsible for developing a consumer-focused Pentium platform strategy, and as Senior Technical Staff Member at International Business Machines Corp., where he worked for twenty-five years. While at IBM, he was also a member of IBM's Academy of Science and Technology and Chief Technical Officer of the IBM PC Company Premium Brand.

     Gregory J. Woodland has been a director of the Company since June 2000 and Senior Partner at Key West Technologies, a business consulting partnership advising a number of firms with regard to technology, e-commerce and the Internet and business management, since March 2000. Prior to joining Key West Technologies, Mr. Woodland was a Director at Solomon Smith Barney from August 1998 to February 2000, providing investment banking advice. Mr. Woodland also served as Vice President - Finance for McAndrews & Forbes Holdings Inc. ("McAndrews") from February 1987 until August 1998. While at McAndrews, Mr. Woodland provided a variety of services to several McAndrews portfolio companies, including Revlon, Inc., The Coleman Company, Inc., Marvel Entertainment Group, Inc., New World Communications Group, Inc. and Consolidated Cigar Corporation.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the period from August 1, 1999 through July 31, 2000, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

Item 10.  Executive Compensation

Summary Compensation Table

     The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the last three fiscal years by the Company's Chief Executive Officer and all other executive officers whose total compensation exceeded $100,000 in those years.

                                           Annual Compensation                         Long-Term Compensation
                                           -------------------                         ----------------------
                                                                                               Awards
                                                                                       ----------------------
Name and                                                Other Annual        Restricted           Securities
Principal Position    Year    Salary($)     Bonus($)    Compensation($)   Stock Award(s)($)   Underlying Options(#)
-------------------   ----    ---------     --------    ---------------   -----------------   ---------------------
Ronald J. Tassinari,  2000    $451,500          -0-        $69,320(1)            -0-               $55,555(4)
Chief Executive       1999    $461,639     $303,062        $83,069(1)            -0-                   -0-
Officer and           1998    $432,635     $288,000        $86,646(1)            -0-               150,000(2)(3)
President

Audrey K. Tassinari,  2000    $211,760          -0-        $74,779(1)            -0-                27,778(4)
Executive             1999    $166,549     $130,000        $74,095(1)            -0-                   -0-
Vice President        1998    $156,785     $142,000        $78,037(1)            -0-               100,000(2)(3)

Roy K. Keefer         2000    $147,000          -0-        $35,931(1)            -0-                33,334(4)
Chief Financial       1999    $143,931     $ 60,000        $56,464(1)            -0-                   -0-
Officer               1998    $133,481     $ 69,000        $68,288(1)            -0-                     -


(1) This amount includes, but is not limited to: directors fees; disability, life and medical insurance premiums; automobile payments and pension plan payments.

(2) Represents options which were granted in December 1997 at an exercise price of $3.48 per share.

(3) Information is presented after giving effect to a 1 for 3 reverse stock split on November 30, 1999.

(4) Represents options which were granted in February 2000 at an exercise price of $1.13 per share.


Option Grants in Last Fiscal Year Table

                                                    % of Total
                              Shares                Options                 Exercise
                              Underlying            Granted to              or Base
                              Options               Employees in            Price             Expiration
Name                          Granted (#)           Fiscal Year             ($/Sh)                Date
----                          -----------           -----------             ------                ----
Ronald J. Tassinari            55,555                   6.0%                $1.13               1/3/2010

Audrey K. Tassinari            27,778                   3.0%                $1.13               1/3/2010

Roy K. Keefer                  33,334                   3.6%                $1.13               1/3/2010

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table

                                                                                         Value of
                                                               Number of                 Unexercised
                                                               Unexercised               In-The-Money
                                                               Options at                Options at
                              Shares                           FY-End (#)                FY-End ($)
                              Acquired on      Value           Exercisable/              Exercisable/
Name                          Exercise (#)     Realized        Unexercisable(2)          Unexercisable(1)(2)
----                          --------         --------        ----------------          -------------------
Ronald J. Tassinari            -0-                 -0-           437,942/0                 $19,090/0

Audrey K. Tassinari            -0-                 -0-           244,003/0                 $ 9,556/0

Roy K. Keefer                  -0-                 -0-           185,668/0                 $11,467/0

(1) The closing price for the Company's Common Shares on July 31, 2000 was $1.47 per share.

(2) Information is presented after giving effect to a 1 for 3 reverse stock split on November 30, 1999.


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

     If the employment of any of the Employees is terminated by reason of death, the Company shall pay the balance of the monies due under the agreement to the estate of the deceased Employee. If the employment of any of the Employees is terminated by reason of disability, the Employee shall be entitled to one year of severance pay at full salary and then severance pay at half salary for the remainder of the term. If any of the Employees are terminated without cause, or the Employees terminate their own employment following: (a) a change in control (as defined below); (b) a significant change in the Employee's duties under the agreements; (c) a removal of the Employee from the positions or offices set forth in the agreements; (d) a substantial reduction in compensation, unless all senior executives receive comparable reductions; (e) a breach by the Company of the relocation provisions set forth in the agreements; (f) the refusal of a successor to the Company to assume the Company's obligations under the agreements; (g) a relocation of the Company's executive offices without the Employee's consent; (h) a failure by the Company to increase the Employee's salary; or (i) the Employee remains employed following a change in control, but then resigns within two years, then the Company shall pay as liquidated damages, or severance pay, or both to the Employee on the fifth day following the termination date, a lump sum equal to the product of (1) an amount equal to the sum of the annual base salary in effect as of the termination date plus any incentive compensation most recently paid or payable to the Employees, multiplied by (2) two and ninety-nine one hundredths (2.99), (iii) plus any and all accrued salary, accrued vacation pay and accrued bonus in addition to any other consideration due under the agreements. In addition, the agreements provide that in the event that an Employee terminates his or her employment following a change in control, the Company shall, at the election of the Employee, make a cash payment on the 91st day after such termination to the Employee in an amount equal to the excess, if any, of (1) the number of options then held by the Employee which have not terminated other than as a result of termination of employment multiplied by the market price of the Company's common stock as of the date of termination, over (2) the aggregate exercise price for all options then held by the Employee.

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

Name and Address of                                       Amount and Nature of       Percentage
Beneficial Owner                                         Beneficial Ownership(1)      of Class(2)
----------------                                         -----------------------      -----------
Ronald J. Tassinari                                             812,905(3)             16.7%
6787 West Tropicana, Suite 200
Las Vegas, NV 89103

Audrey K. Tassinari                                             628,896(4)             12.9%
6787 West Tropicana, Suite 200
Las Vegas, NV 89103

Roy K. Keefer                                                   189,668(5)              3.9%
6787 West Tropicana, Suite 200
Las Vegas, NV 89103

Jeanne Hood                                                      50,001(6)              1.0%
2316 Timberline Way
Las Vegas, NV  89117

Jay H. Brown                                                     350,711(7)             7.2%
520 South Fourth Street
Las Vegas, NV  89101

Steven G. Barringer                                              25,000(8)                *%
520 South Fourth Street
Las Vegas, NV  89101

Boyad Tanner                                                     12,500(9)                *%
6787 West Tropicana, Suite 200
Las Vegas, NV 89103

James W. Davis                                                   10,000(10)               *%
17300 Boca Club Boulevard #1208
Boca Raton, FL 33487

Gregory J. Woodland                                              10,000(10)               *%
40 East 64th Street, #7
New York, NY 10021

Engex, Inc.                                                     418,300(11)             8.6%
44 Wall Street
New York, NY 10005

All officers and directors                                    1,738,970(12)            35.8%
as a group (8 persons)


*        Indicates less than 1%

(1) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons indicated.

(2)      Based on 4,858,256 shares outstanding as of October 17, 2000.

(3) Includes 3,698 shares owned of record by Mr. Tassinari as custodian for his son, 327,858 shares owned by the Tassinari Family Trust and 437,942 shares issuable upon exercise of stock options. Such shares exclude the following shares as to which Mr. Tassinari disclaims beneficial ownership: 316,035 shares of Common Stock beneficially owned by Audrey
         K. Tassinari, Mr. Tassinari's wife. If such excluded shares were included, Mr. Tassinari would be deemed to hold 23.4% of the Common Stock.

(4) Includes 327,858 shares owned by the Tassinari Family Trust and an aggregate of 244,003 shares issuable upon exercise of stock options. In addition, such shares exclude the following shares as to which Mrs. Tassinari disclaims beneficial ownership: 496,340 shares of Common Stock beneficially owned by Ronald J. Tassinari, Mrs. Tassinari's husband. If such excluded shares were included, Mrs. Tassinari would be deemed to hold 23.4% of the Common Stock.

(5)      Includes 185,000 shares underlying incentive stock options.

(6)      Includes options to acquire 33,334 shares.

(7) Includes an aggregate of 260,705 shares of Common Stock beneficially owned in joint tenancy by Mr. Brown and Mr. Brown's wife.

(8)      Represents options to acquire 25,000 shares.

(9)      Represents options to acquire 12,500 shares.

(10)     Represents options to acquire 10,000 shares

(11)     Pursuant to Schedule 13-G filed by Engex, Inc. on September 21, 2000.

(12) Includes options to purchase an aggregate of 958,447 shares of Common Stock referred to in notes (3) through (6) and (8) through (10) above.

Item 12.  Certain Relationships and Related Transactions

     Jeanne Hood, a Director of the Company, has provided consulting services to the Company since February 1994. She has been compensated at the rate of $6,000 per month for such services. Jeanne Hood ceased to receive consulting fees effective April 16, 2000.

     See "Item 10. Executive Compensation" for the terms of certain stock options and Employment Agreements between the Company and Ronald J. Tassinari, Audrey K. Tassinari and Roy K. Keefer, each a Director or former Director and officer of the Company and "Item 11. Security Ownership of Certain Beneficial Owners and Management" for the terms of certain stock options of the Company's officers and directors.


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

         10.5 Employment Agreement between the Company and Ronald J. Tassinari dated July 20, 1995.(6)

         10.6 Employment Agreement between the Company and Audrey K. Tassinari dated July 20, 1995.(6)

         10.7 Employment Agreement between the Company and Roy K. Keefer dated July 20, 1995.(6)

         10.8 Letter Agreement dated September 11, 1995 between the Company and Table Mountain Rancheria.(6)

         10.9 Settlement Agreement, dated February 1, 1996, between the Company and the NIGC.(7)

         10.10 Termination Agreement, dated February 1, 1996, between the Company and the Table Mountain Tribe. Exhibit A to the Termination Agreement is set forth as Exhibit 99.1 below, and Exhibit B to the Termination Agreement is incorporated herein by reference from Exhibit 10.3 above.(7)

         10.11 Consulting Agreement, dated February 1, 1996, between the Company and the Tribe.(7)

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

         10.14 Joint Venture Agreement between the Company and the Table Mountain Tribe, dated as of February 1, 1996.(8)

         10.15 Funding and Loan Agreement between the Auburn Tribe and the Table Mountain/ACES Joint Venture, dated February 1, 1996. (8)

         10.16 Lease for the Company's offices dated March 14, 1996, between the Company and Tropicana Trail Limited Partnership. (8)

         10.17 Agreement to terminate Funding and Loan Agreement, dated March 10, 1998, between the Company and the Auburn Tribe. (9)

         10.18 Promissory Note and Loan Agreement, dated August 24, 1998, between the Company and the Table Mountain Tribe. (9)

         10.19 License Agreement, dated as of November 12, 1998, by and among Sitka, the Company and World Championship Wrestling, Inc. (10)

         10.20 Lease for Restaurant Space, dated as of November 19, 1998, by and between New Castle Corp. and Sitka. (10)

         10.21 Operating Agreement, dated November 12, 1998, by and between TT&T and Vantage Bay. (10)

         10.22 Lease for Restaurant Space, dated November 12, 1998, by and between Mandalay Corp. and Border Grill Las Vegas, LLC. (10)

         10.23 Stock Purchase Agreement, dated as of December 1, 1999, among the Company, Placement 2000 and Michael Woloshin (11)

         10.24 Employment Agreement, dated as of December 1, 1999, between the Michael Woloshin and Placement 2000 (11)

         10.25 Option Agreement, dated as of December 1, 1999, between the Company and Michael Woloshin (11)

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

(6) Incorporated by reference from the Company's Current Report on Form 8-K dated February 1, 1996.

(7) Incorporated by reference from the Company's Current Report on Form 8-K dated October 9, 1996.

(8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1996.

(9) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1998.

(10) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1999.

(11) Incorporated by reference from the Company's Current Report on Form 8-K dated January 27, 2000.

(b)      Reports on Form 8-K.

                On January 27, 2000, the Registrant filed a Report on Form 8-K reporting the purchase of 80% of the capital stock of Placement 2000.

                On October 12, 2000, the Registrant filed a Report on Form 8-K reporting the closing of the Nitro Grill and the current state of their suit against the Table Mountain Tribe.

                                   SIGNATURES

                Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

Dated: October 27, 2000           AMERICAN VANTAGE COMPANIES



                                  By:      /s/ Ronald J. Tassinari
                                           ---------------------------------
                                  Ronald J. Tassinari, President

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

               Signature                           Title                                       Date
               ---------                           -----                                       ----
/s/ Ronald J. Tassinari                     President and Director                   October 27, 2000
-----------------------                     (Principal Executive Officer)
Ronald J. Tassinari



/s/ Audrey K. Tassinari                     Executive Vice                           October 27, 2000
-----------------------                     President and Director
Audrey K. Tassinari



/s/ Roy K. Keefer                           Chief Financial                          October 27, 2000
-----------------                           Officer, Vice President and
Roy K. Keefer                               Secretary/Treasurer
                                            (Principal Financial and
                                            Accounting Officer)



/s/ Jeanne Hood                             Director                                 October 27, 2000
---------------
Jeanne Hood


/s/ Steven G. Barringer                     Director                                 October 27, 2000
-----------------------
Steven G. Barringer


/s/ Boyad Tanner                            Director                                 October 27, 2000
----------------
Boyad Tanner

/s/ James W. Davis                          Director                                 October 27, 2000
------------------
James W. Davis

/s/ Gregory J. Woodland                     Director                                 October 27, 2000
-----------------------
Gregory J. Woodland

                           AMERICAN VANTAGE COMPANIES

                       YEARS ENDED JULY 31, 2000 AND 1999





                                    CONTENTS

                                                                            PAGE
Independent auditors' report                                                  F1

Financial statements:
   Consolidated balance sheets                                                F2
   Consolidated statements of operations                                   F3-F4
   Consolidated statements of cash flows                                   F5-F6
   Consolidated statements of stockholders' equity                            F7
   Notes to consolidated financial statements                             F8-F25

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
American Vantage Companies


                  We have audited the accompanying consolidated balance sheets of American Vantage Companies as of July 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vantage Companies as of July 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Bradshaw, Smith & Co., LLP

October 12, 2000
Las Vegas, Nevada

AMERICAN VANTAGE COMPANIES

CONSOLIDATED BALANCE SHEETS

JULY 31, 2000 AND 1999

ASSETS                                                                         2000          1999
                                                                            -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                 $ 7,307,000   $12,626,000
  Accounts receivable                                                           280,000       175,000
  Mortgage note receivable and accrued interest                               1,489,000     1,500,000
  Refundable income taxes                                                     1,708,000       219,000
  Deferred income tax asset                                                     641,000       135,000
  Prepaid expenses                                                               75,000        41,000
                                                                            -----------   -----------
         Total current assets                                                11,500,000    14,696,000
PROPERTY AND EQUIPMENT, NET                                                     241,000       163,000
LAND HELD FOR INVESTMENT OR DEVELOPMENT                                       4,894,000     5,105,000
INVESTMENT IN UNCONSOLIDATED SUBSIDIARY                                       2,038,000       592,000
DEFERRED INCOME TAX ASSET                                                        92,000       191,000
GOODWILL, NET                                                                   250,000            --
NET ASSETS OF DISCONTINUED OPERATION                                            232,000     2,437,000
OTHER ASSETS - PRINCIPALLY RESTRICTED CASH IN 2000                              538,000        24,000
                                                                            -----------   -----------
                                                                            $19,785,000   $23,208,000
                                                                            ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                          $   460,000   $   559,000
  Accrued expenses                                                              330,000       167,000
  Current portion of capitalized lease obligations                               20,000            --
                                                                            -----------   -----------
         Total current liabilities                                              810,000       726,000
                                                                            -----------   -----------
LONG-TERM LIABILITIES:
  Capitalized lease obligations, less current portion                            12,000            --
                                                                            -----------   -----------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                     88,000            --
                                                                            -----------   -----------
COMMITMENTS AND CONTINGENCIES                                                        --            --
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par; 30,000,000 shares authorized; 4,858,256 and
     4,887,000 shares issued and outstanding                                     49,000        49,000
   Preferred stock; $.01 par; 10,000,000 shares authorized; shares issued
     and outstanding - none                                                          --            --
  Capital in excess of par                                                    2,941,000     2,974,000
  Capital in excess of par - stock options                                      278,000            --
  Retained earnings                                                          15,607,000    19,459,000
                                                                            -----------   -----------
                                                                             18,875,000    22,482,000
                                                                            -----------   -----------
                                                                            $19,785,000   $23,208,000
                                                                            ===========   ===========


                 See Notes to Consolidated Financial Statements.              F2

AMERICAN VANTAGE COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JULY 31, 2000 AND 1999

                                                                              2000           1999
                                                                           -----------    -----------
REVENUES:
  Casino consulting fees                                                   $        --    $ 6,660,000
  Fees and commissions - recruitment and Internet                              589,000             --
                                                                           -----------    -----------
                                                                               589,000      6,660,000
                                                                           -----------    -----------
COSTS AND EXPENSES:
  Casino consulting                                                            485,000      1,828,000
  Death care operations                                                        301,000         47,000
  Recruitment and Internet operations                                        1,167,000             --
  General and administrative                                                 2,103,000      1,179,000
  Amortization and depreciation                                                 84,000         34,000
  Minority interest in consolidated subsidiary                                (118,000)            --
  Loss of unconsolidated subsidiary                                            103,000        608,000
                                                                           -----------    -----------
                                                                             4,125,000      3,696,000
                                                                           -----------    -----------
(LOSS) INCOME FROM CONTINUING OPERATIONS                                    (3,536,000)     2,964,000
                                                                           -----------    -----------
OTHER INCOME (EXPENSE):
  Interest income                                                              954,000        941,000
  Interest expense                                                              (3,000)       (42,000)
  Miscellaneous                                                                  3,000             --
                                                                           -----------    -----------
                                                                               954,000        899,000
                                                                           -----------    -----------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                (2,582,000)     3,863,000
                                                                           -----------    -----------
INCOME TAX BENEFIT (EXPENSE):
  Current:
     State                                                                          --       (115,000)
     Federal                                                                   962,000     (1,526,000)
  Deferred:
     State                                                                     (49,000)        48,000
     Federal                                                                   (96,000)       211,000
                                                                           -----------    -----------
                                                                               817,000     (1,382,000)
                                                                           -----------    -----------
(LOSS) INCOME FROM CONTINUING OPERATIONS                                    (1,765,000)     2,481,000
                                                                           -----------    -----------
DISCONTINUED OPERATION:
   Loss from operations of discontinued operation, net of income
     tax benefit of $498,000 and $235,000                                     (968,000)      (455,000)
  Estimated loss on disposal of discontinued operation, including provision of $101,000 for operating losses during phase-out period,
     less applicable income tax benefits of $577,000                        (1,119,000)            --
                                                                           -----------    -----------
NET (LOSS) INCOME                                                          $(3,852,000)   $ 2,026,000
                                                                           ===========    ===========


                 See Notes to Consolidated Financial Statements.              F3

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 2000 AND 1999

                                                   2000             1999
                                              -------------    -------------
(LOSS) EARNINGS PER COMMON SHARE - BASIC:
  Income from continuing operations           $       (0.36)   $        0.49
  Discontinued operation                              (0.43)           (0.09)
                                              -------------    -------------
  Net (loss) income                                   (0.79)            0.40
                                              =============    =============
(LOSS) EARNINGS PER COMMON SHARE - DILUTED:
  Income from continuing operations                   (0.36)            0.47
  Discontinued operation                              (0.43)           (0.09)
                                              -------------    -------------
  Net (loss) income                           $       (0.79)   $        0.38
                                              =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  AND COMMON SHARE EQUIVALENTS:
     Basic                                        4,880,000        5,003,000
     Stock options and warrants                          --          247,000
                                              -------------    -------------
     Diluted                                      4,880,000        5,250,000
                                              =============    =============


                 See Notes to Consolidated Financial Statements.              F4

AMERICAN VANTAGE COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 31, 2000 AND 1999

                                                                             2000            1999
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                      $ (3,852,000)   $  2,026,000
                                                                         ------------    ------------
ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH (USED IN)
  PROVIDED BY OPERATING ACTIVITIES:
  Provision for loss on disposal of non-current assets of discontinued
     operation                                                              1,799,000              --
  Minority interest in consolidated subsidiary                               (118,000)             --
  Loss of unconsolidated subsidiary                                           103,000         608,000
  Amortization and depreciation                                                84,000          34,000
  Deferred income tax benefit                                                (407,000)       (322,000)
  Write off of improvements to land held for investment or development        211,000              --
  Stock options issued for services                                           179,000              --
  Changes in other assets and liabilities, net                             (1,760,000)        518,000
  Changes in net assets of discontinued operation                             404,000        (570,000)
                                                                         ------------    ------------
                                                                              495,000         268,000
                                                                         ------------    ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                        (3,357,000)      2,294,000
                                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Placement 2000.Com, Inc.                                         22,000              --
  Cash - restricted as to use                                                (500,000)             --
  Mortgage note receivable                                                 (1,300,000)     (1,500,000)
  Repayment of mortgage note receivable                                     1,500,000              --
  Investment in unconsolidated subsidiary                                  (1,550,000)     (1,200,000)
  Note receivable from Table Mountain Tribe                                        --      (2,203,000)
  Repayment of note receivable from Table Mountain Tribe                           --       2,203,000
  Net investing activities of discontinued operation                               --      (1,867,000)
  Purchase of land held for investment or development                              --          (4,000)
  Purchase of property and equipment, net                                     (86,000)        (16,000)
                                                                         ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                      (1,914,000)     (4,587,000)
                                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                     --       2,203,000
  Repayment of long-term debt                                                      --      (2,203,000)
  Principal payments on capitalized leases                                    (15,000)             --
  Repurchase of common stock                                                  (33,000)       (472,000)
  Proceeds from issuance of common stock                                           --          20,000
                                                                         ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                                         (48,000)       (452,000)
                                                                         ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (5,319,000)     (2,745,000)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                            12,626,000      15,371,000
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS, AT END OF YEAR                                $  7,307,000    $ 12,626,000
                                                                         ============    ============


                 See Notes to Consolidated Financial Statements.              F5

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 2000 AND 1999

                                                           2000           1999
                                                        -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR STATE AND FEDERAL INCOME TAXES            $        --    $   141,000
                                                        ===========    ===========
CASH PAID FOR INTEREST                                  $     3,000    $    42,000
                                                        ===========    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  PURCHASE OF PLACEMENT 2000.COM, INC.:
     Fair value of accounts receivable                  $  (116,000)   $        --
     Goodwill                                              (276,000)            --
     Liabilities assumed                                    109,000             --
     Minority interest                                      206,000             --
     Stock options issued                                    99,000             --
                                                        -----------    -----------
  NET                                                   $    22,000    $        --
                                                        ===========    ===========
  PURCHASE OF EQUIPMENT UNDER CAPITAL LEASES            $    47,000    $        --
                                                        ===========    ===========
  COMMON STOCK OPTIONS ISSUED FOR SERVICES              $   179,000    $        --
                                                        ===========    ===========
DETAIL OF CHANGES IN OTHER ASSETS AND LIABILITIES
  Decrease in accounts receivables                      $    11,000    $     5,000
  (Increase) decrease in refundable income taxes         (1,489,000)        92,000
  Increase in mortgage note interest receivable            (189,000)            --
  Increase in prepaid expenses                              (34,000)       (10,000)
  Increase in other assets                                  (14,000)       (14,000)
  Increase (decrease) in accounts payable                  (208,000)       432,000
  Increase in accrued expenses                               62,000         23,000
  Decrease in income taxes payable                               --        (10,000)
  Increase in accrued loss of discontinued operations       101,000             --
                                                        -----------    -----------
                                                        $(1,760,000)   $   518,000
                                                        ===========    ===========
  Changes in net assets of discontinued operation:
     Decrease (increase) in accounts receivable         $     1,000    $   (16,000)
     Decrease (increase) in inventories                      77,000       (153,000)
     Decrease (increase) in prepaid expenses                326,000       (335,000)
     Decrease (increase) in other assets                         --        (66,000)
                                                        -----------    -----------
                                                        $   404,000    $  (570,000)
                                                        ===========    ===========


                 See Notes to Consolidated Financial Statements.              F6

AMERICAN VANTAGE COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED JULY 31, 2000 AND 1999



                                                                                            CAPITAL
                                                                                           IN EXCESS
                                                    COMMON STOCK             CAPITAL       OF PAR -
                                          ----------------------------      IN EXCESS        STOCK         RETAINED
                                             SHARES          AMOUNT          OF PAR         OPTIONS        EARNINGS
                                          ------------    ------------    ------------    ------------   ------------
BALANCE, JULY 31, 1998                       5,029,350    $     51,000    $  3,424,000    $         --   $ 17,433,000
  Issuance of shares                            10,833              --          20,000              --             --
  Shares repurchased and retired              (153,183)         (2,000)       (470,000)             --             --
  Net income for the year                           --              --              --              --      2,026,000
                                          ------------    ------------    ------------    ------------   ------------
BALANCE, JULY 31, 1999                       4,887,000          49,000       2,974,000              --     19,459,000
   Issuance of common stock options for
     services                                       --              --              --         179,000             --
   Issuance of common stock options in
     acquisition of Placement 2000.Com,
     Inc.                                           --              --              --          99,000             --
  Shares repurchased and retired               (28,744)             --         (33,000)             --             --
  Net loss for the year                             --              --              --              --     (3,852,000)
                                          ------------    ------------    ------------    ------------   ------------
BALANCE, JULY 31, 2000                       4,858,256    $     49,000    $  2,941,000    $    278,000   $ 15,607,000
                                          ============    ============    ============    ============   ============


                 See Notes to Consolidated Financial Statements.              F7

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2000 AND 1999



1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       NATURE OF BUSINESS:

       The Company, until May 1999, was principally engaged in providing consulting services to a gaming facility in central California. The Company is involved with two restaurant operations in Southern Nevada. The Company operated one of the restaurants until September 2000 and is a minority investor in the other restaurant. The Company owns two parcels of land totaling 60 acres in North Las Vegas, Nevada which will be used for future development or sale.

       In December 1999, the Company acquired a majority interest in a company involved in traditional recruitment of information technology professionals and providing Internet online services to them. The subsidiary is located in New York, New York and provides services principally to the surrounding tri-state area.

       PRINCIPLES OF CONSOLIDATION:

       The consolidated financial statements include the accounts of American
         Vantage Companies and its wholly and majority-owned subsidiaries (the "Company"). A 49% owned subsidiary is reported in the consolidated balance sheets at the Company's equity in net assets of the subsidiary. The Company has reported all of the loss of the unconsolidated subsidiary in the accompanying statements of operations. All significant intercompany accounts and transactions have been eliminated.

       CASH AND CASH EQUIVALENTS:

       The Company maintains cash and cash equivalents, investments with original maturities of three months or less, with certain financial institutions. Due to the quality of the financial institutions involved, they present a low level of risk to the Company. The carrying amount of cash and cash equivalents approximates their fair value.

       ALLOWANCES FOR DOUBTFUL ACCOUNTS:

       Accounts receivable and mortgage note receivables are reported at their fair value and are, in the opinion of management, collectible and no allowances for doubtful accounts were necessary at July 31, 2000 and 1999. Specific accounts, which in the opinion of management, are uncollectible are written off when such determination is made.

       INVENTORIES:

       Inventories, consisting principally of retail merchandise for sale are included in the net assets of discontinued operation in the accompanying consolidated balance sheets and are stated at the lower of cost or market using the first-in, first-out method.


                                                                              F8

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 2000 AND 1999



1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (CONTINUED):

       PROPERTY, EQUIPMENT AND DEPRECIATION:

       Property and equipment is stated at cost. Depreciation is calculated using accelerated methods over the estimated useful lives of the assets.

       REVENUE RECOGNITION:

       Revenue from recruitment is recognized when recruiting candidates begin to work for their new employers. Internet revenue is recognized when the service is provided. Revenue earned from the Table Mountain Casino & Bingo is recorded as earned under the terms of the consulting and termination agreements.

       ADVERTISING COSTS:

       Advertising costs are expensed as incurred. Advertising expense for the years ended July 31, 2000 and 1999 totaled $190,000 and $26,000, respectively.

       EARNINGS PER SHARE:

        The computations of basic earnings per common share are based on the weighted average number of common shares outstanding. The computations of diluted earnings per share are based on the weighted average number of common shares and common share equivalents outstanding. Stock purchase warrants and options outstanding and exercisable at or below the market price are considered common share equivalents. Common share equivalents are excluded from the computation of diluted loss per share in 2000 because the effect would be anti-dilutive.

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


                                                                              F9

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 2000 AND 1999


2.     MORTGAGE NOTE RECEIVABLE:

       The mortgage note receivable at July 31, 1999 bears interest at 22% and is secured by a first mortgage on undeveloped land in Henderson, Nevada with an appraised value of $3,100,000. The note principal and accrued interest was due July 29, 2000 at which time it was paid in full.

       In January 2000, the Company issued a note receivable for $1,300,000 bearing interest at 22%. The note is secured by a first mortgage on another parcel of undeveloped land in Henderson, Nevada with an appraised value of $2,175,000. The note principal and accrued interest are due January 7, 2001.

3.     RESTAURANT OPERATIONS:

       INVESTMENT IN UNCONSOLIDATED SUBSIDIARY:

       The Company owns a 49% interest in Border Grill Las Vegas, LLC ("BGLV"), which owns the Border Grill restaurant. The restaurant is located in the Mandalay Bay Resort & Casino on the Las Vegas Strip in Las Vegas, Nevada. The Company invested $2,750,000 in BGLV.

       All (100%) of the loss from the operations for the restaurant for the period from June 17, 1999, the date operations began, to July 31, 2000, including the expense of startup costs in 1999, are reported as loss of unconsolidated subsidiary in the consolidated statements of operations. In the later part of 2000, the restaurant began to report income from its operations. The Company will continue to recognize all such income until prior losses have been offset and thereafter net income will be split proportionate to ownership interests.

       The following summarizes the condensed balance sheet and condensed statement of loss for BGLV at July 31, 2000 and for the year then ended.

Assets                                              $ 2,461,000
Liabilities                                             421,000
                                                    -----------

Members' capital                                    $ 2,040,000
                                                    ===========

Revenues                                            $ 4,507,000
Expenses                                              4,610,000
                                                    -----------

Loss from operations                                $  (103,000)
                                                    ===========

       BGLV has a management agreement with an entity owned by the majority owners requiring payments equal to 5% of the gross sales of the restaurant.


                                                                             F10

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 2000 AND 1999


3.   RESTAURANT OPERATIONS (CONTINUED):

       NITRO GRILL RESTAURANT:

       The Company owns an 88% interest in a consolidated subsidiary, which operates the WCW Nitro Grill restaurant in the Excalibur Hotel and Casino on the Las Vegas Strip in Las Vegas, Nevada. The restaurant began operations on May 17, 1999. Startup costs associated with the restaurant are included in restaurant operation expenses in the consolidated statement of operations for Fiscal 1999.

       The Company has a non-exclusive worldwide licensing agreement with World
         Championship Wrestling ("WCW"), a Time Warner Company, to develop wrestling themed restaurants. Among other provisions of the licensing agreement, the Company must designate the site for its second restaurant by June 2000 and open the restaurant by December 2000. The licensing agreement is renewable annually and provides for annual minimum non-refundable licensing payments of $250,000 plus percentage royalties on food, beverage and retail merchandise sold in the restaurant. Percentage royalties are payable when on an annual basis they exceed the non-refundable licensing fee. For the years ended July 31, 2000 and 1999, the Company reported licensing expense of $250,000 and $63,000, respectively, incurred under the terms of the agreement.

       The Company also has an agreement with another company requiring payment of 2% of gross sales of the restaurant as consideration for finders' fees and consulting services. During the years ended July 31, 2000 and 1999, the Company reported $63,000 and $20,000, respectively, of expense under the terms of the agreement.

       The restaurant space lease is for 10 years beginning in May 1999. The lease provides for minimum annual lease payments of $175,000 with percentage rents based on gross sales of the restaurant when they exceed minimum rental payments. The lease also requires an annual payment of $65,000 for utilities. During the years ended July 31, 2000 and 1999, the Company incurred lease expense of $175,000 and $44,000, respectively.

       See Note 14 - Subsequent Event - Discontinued Operation.

4.     PROPERTY AND EQUIPMENT:

       Property and equipment is comprised of:

                                             2000       1999
                                           --------   --------
Furniture, fixtures and office equipment   $340,000   $213,000
Leasehold improvements                      115,000    115,000
                                           --------   --------
                                            455,000    328,000
Less accumulated depreciation               214,000    165,000
                                           --------   --------
                                           $241,000   $163,000
                                           ========   ========


                                                                             F11

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 2000 AND 1999


5.     INDIAN GAMING OPERATIONS:

       TABLE MOUNTAIN CASINO & BINGO:

       Until May 1999, the Company provided casino consulting services to Table
         Mountain Casino & Bingo, a Tribal gaming enterprise of the Table Mountain Band of Indians (the "Table Mountain Tribe"), in Friant, California under terms of a consulting agreement which expired in June 2000.

       The consulting fee schedule was adjusted, effective February 1, 1998, to provide for a base fee of $50,000 and additional fees of $45,000 to $60,000 for increments of $250,000 to $500,000 or portion thereof, of monthly casino net income in excess of $1.5 million of net income from casino operations. The term of the agreement was extended to June 30, 2000.

       The Company was obligated during the period of the consulting agreement, under certain circumstances, to loan the Table Mountain Tribe up to $4,000,000.

       A termination agreement signed in February 1996 provided that the Company would receive a monthly payment of $350,000 through January 2000, subject to meeting certain thresholds.

       The contracts were prematurely terminated by the tribe in May, 1999. See
         Note 13 - Litigation with the Table Mountain Tribe.

6.     ACQUISITION OF PLACEMENT 2000.COM, INC.:

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

       The $1,099,000 purchase price recorded at December 1, 1999 was comprised of $1,000,000 in cash and the value of stock options, which were exercisable as of the acquisition date. Additionally, $500,000 of the contingent purchase price was placed into an escrow account and will be paid to Placement 2000 if future events occur. The acquisition was accounted for as a purchase. The excess of the total acquisition price over the fair value of the net assets acquired ("goodwill") totaled $276,000 and is being amortized on a straight line basis over seven (7) years. Operations of Placement 2000 after December 1, 1999 are included in the accompanying consolidated financial statements.


                                                                             F12

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 2000 AND 1999


6.     ACQUISITION OF PLACEMENT 2000.COM, INC. (CONTINUED):

       The following summarizes the acquisition of Placement 2000:

Fair value of assets acquired, including cash                     $ 1,138,000
Liabilities assumed                                                  (109,000)
Goodwill                                                              276,000
Minority interest                                                    (206,000)
Stock options issued                                                  (99,000)
                                                                  -----------
Cash paid                                                         $ 1,000,000
                                                                  ===========

       Placement 2000 specializes in online services for information technology
         (IT) professionals, companies, and recruiters. Based in New York, Placement 2000 is developing three distinct web-based properties that will offer fully integrated online recruiting solutions for IT candidates, corporate hiring managers, and third party recruiters. The flagship site is intended to be a resume and job-posting database with advanced search capabilities containing many value-added features, which Placement 2000 believes are not already present in any of the existing career sites on the Internet today. The site also is intended to provide dynamic content, helpful links to other prominent career web-based resources, and strategic distribution partnerships with several other well-known job sites. The two other sites are a resume forwarding service and a site for facilitating relationships and sharing of positions and candidates in the third party recruiting "split" market. Placement 2000's three web properties additionally intend to generate a significant value stream for its traditional recruiting operations. The websites are intended to be fully operational in Fiscal 2001.

7.     DEATH CARE OPERATIONS:

       In December 1999, the Board of Directors decided to cancel its plans to develop the cemetery and funeral home project in North Las Vegas, Nevada and consider opportunities for the most advantageous disposition of that land. Proceeds from the proposed sale of the land would be allocated toward development of the Company's new corporate growth plans. As a result of this decision, approximately $211,000 of capitalized costs related to development of the cemetery/funeral home project were written off as death care operations expense in the year ended July 31, 2000.


                                                                             F13

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 2000 AND 1999


8.     STOCKHOLDERS' EQUITY:

       COMMON STOCK:

       Effective December 1, 1999, the Company's Board of Directors authorized a one for three reverse split of the Company's issued and outstanding common stock. No fractional shares were issued in connection with the reverse split. Stockholders received one additional share for any fractional shares.

       The accompanying consolidated financial statements for 1999 have been restated to adjust for the reverse split as though it occurred at the beginning of 1999.

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

       WARRANTS:

       In July, 1991, the Company sold shares of common stock together with warrants to purchase additional common stock shares. On June 27, 1997, the Board of Directors granted an extension of the exercise period of the remaining 324,074 warrants to July, 1999 and increased the exercise price per share to $2.70. The warrants expired in July 1999.

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

       In the years ended July 31, 2000 and 1999, the Company purchased 28,744 and 153,183 shares of common stock at a cost of $33,000 and $472,000, respectively.


                                                                             F14

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 2000 AND 1999


8.     STOCKHOLDERS' EQUITY (CONTINUED):

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

       The following is a summary of activity of outstanding stock options under the Officers' Stock Option Plan:

                                                     OPTIONS OUTSTANDING
                                              --------------------------------
                                                                  Weighted
                                                                   Average
                                              Shares            Exercise Price
                                              -------           --------------
BALANCE, JULY 31, 1998                         93,756              $  2.07
                                              -------              -------
BALANCE, JULY 31, 1999                         93,756                 2.07
                                              -------              -------
  Granted                                      11,696                 1.13
  Canceled/expired                            (11,696)                2.07
                                              -------              -------
BALANCE, JULY 31, 2000                         93,756              $  1.95
                                              =======              =======
EXERCISABLE, JULY 31, 2000                     93,756              $  1.95
                                              =======              =======

       The following is a summary of information about the Officers' Stock
         Option Plan options outstanding at July 31, 2000:

                               WEIGHTED
                               AVERAGE      WEIGHTED                  WEIGHTED
 RANGE OF                     REMAINING      AVERAGE                   AVERAGE
 EXERCISE        NUMBER      CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
  PRICES      OUTSTANDING    LIFE (YEARS)     PRICE     EXERCISABLE     PRICE
----------    -----------    -----------    --------    -----------   ---------
$     1.13       11,696            9.5       $ 1.13         11,696    $   1.13
      2.07       82,060            0.8         2.07         82,060        2.07
----------     --------        -------       ------     ----------    --------
$1.13-2.07       93,756            1.9       $ 1.95         93,756    $   1.95
==========     ========        =======       ======     ==========    ========


                                                                             F15

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 2000 AND 1999


8.   STOCKHOLDERS' EQUITY (CONTINUED):

     STOCK OPTION PLANS (CONTINUED):

       Activity of the Employees' Stock Option Plan is summarized as follows:

                                        OPTIONS OUTSTANDING
                                   -----------------------------
                                                     Weighted
                                                     Average
                                    Shares        Exercise Price
                                   --------       --------------
BALANCE, JULY 31, 1998              712,913          $   2.70
                                   --------          --------
BALANCE, JULY 31, 1999              712,913              2.70
                                   --------          --------
  Granted                           108,971              1.13
  Canceled/expired                 (108,971)             2.07
                                   --------          --------
BALANCE, JULY 31, 2000              712,913          $   2.55
                                   ========          ========
EXERCISABLE, JULY 31, 2000          712,913          $   2.55
                                   ========          ========

       The following is a summary of information about the Employees' Stock
         Option Plan options outstanding at July 31, 2000:

                                  WEIGHTED
                                  AVERAGE        WEIGHTED                   WEIGHTED
   RANGE OF                       REMAINING       AVERAGE                    AVERAGE
   EXERCISE         NUMBER       CONTRACTUAL     EXERCISE       NUMBER      EXERCISE
    PRICES        OUTSTANDING    LIFE (YEARS)      PRICE     EXERCISABLE      PRICE
--------------    -----------    -----------    ---------    ------------   ---------
$         1.13        108,971            9.6    $    1.13        108,971    $    1.13
          2.07        337,275            1.3         2.07        337,275         2.07
          3.75        266,667            1.3         3.75        266,667         3.75
--------------    -----------    -----------    ---------    -----------    ---------
$    1.13-3.75        712,913            1.9    $    2.55        712,913    $    2.55
==============    ===========    ===========    =========    ===========    =========


                                                                             F16

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 2000 AND 1999


8.     STOCKHOLDERS' EQUITY (CONTINUED):

       STOCK OPTION PLANS (CONTINUED):

       Activity of the 1996 Stock Option Plan is summarized as follows:

                                       OPTIONS OUTSTANDING
                                 ---------------------------
                                                 Weighted
                                                 Average
                                 Shares       Exercise Price
                                 -------      --------------
BALANCE, JULY 31, 1998           116,671         $   3.51
                                 -------         --------
BALANCE, JULY 31, 1999           116,671             3.51
                                 -------         --------
  Granted                         22,333             1.13
                                 -------         --------
BALANCE, JULY 31, 2000           139,004         $   3.12
                                 =======         ========

EXERCISABLE, JULY 31, 2000       139,004         $   3.12
                                 =======         ========

       The following is a summary of information about the 1996 Stock Option
         Plan options outstanding at July 31, 2000:

                                WEIGHTED
                                AVERAGE       WEIGHTED                    WEIGHTED
  RANGE OF                     REMAINING       AVERAGE                    AVERAGE
  EXERCISE        NUMBER      CONTRACTUAL     EXERCISE      NUMBER        EXERCISE
   PRICES      OUTSTANDING    LIFE (YEARS)      PRICE     EXERCISABLE      PRICE
-------------  -----------    -----------    ---------    -----------    -----------
$        1.13       22,333            9.6    $    1.13         22,333    $     1.13
    3.48-3.57      116,671            4.0         3.51        116,671          3.51
-------------  -----------    -----------    ---------    -----------    -----------
$   1.13-3.57      139,004            4.8    $    3.12        139,004    $     3.12
=============  ===========    ===========    =========    ===========    ===========


                                                                             F17

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 2000 AND 1999


8.     STOCKHOLDERS' EQUITY (CONTINUED):

       OTHER OPTIONS GRANTED:

       Other options were granted to outside members of the Board of Directors, the former principal of Placement 2000, and to legal counsel for services. The options were granted at the market value of the Company's common stock at the date of grant. Activity of other options granted is as follows:

                                         OPTIONS OUTSTANDING
                                   --------------------------------
                                                       Weighted
                                                       Average
                                    Shares           Exercise Price
                                   ---------         --------------
BALANCE, JULY 31, 1998              128,333             $3.18
                                   --------             -----
  Canceled/expired                  (16,667)             1.59
  Exercised                         (10,832)             1.89
                                   --------             -----
BALANCE, JULY 31, 1999              100,834              3.60
                                   --------             -----
  Granted                           782,409              1.63
  Canceled/expired                  (54,167)             3.10
                                   --------             -----
BALANCE, JULY 31, 2000              829,076             $1.77
                                   ========             =====
EXERCISABLE, JULY 31, 2000          519,909             $1.72
                                   ========             =====

       The following is a summary of information about other options outstanding at July 31, 2000:

                                WEIGHTED
                                AVERAGE       WEIGHTED                   WEIGHTED
RANGE OF                       REMAINING       AVERAGE                    AVERAGE
EXERCISE          NUMBER      CONTRACTUAL     EXERCISE      NUMBER       EXERCISE
 PRICES        OUTSTANDING    LIFE (YEARS)      PRICE     EXERCISABLE      PRICE
-----------    -----------    -----------    ----------   -----------  ------------
$      1.09         50,000            9.8    $     1.09        20,000  $       1.09
       1.13         75,001            9.6          1.13        62,501          1.13
       1.47        324,074            0.4          1.47       324,074          1.47
       1.97        333,334            4.4          1.97        66,667          1.97
       3.57         25,000            7.6          3.57        25,000          3.57
       3.75          5,000            1.3          3.75         5,000          3.75
       5.25         16,667            0.3          5.25        16,667          5.25
-----------    -----------    -----------    ----------   -----------  ------------
$ 1.09-5.25        829,076            3.6    $     1.77       519,909  $       1.72
===========    ===========    ===========    ==========   ===========  ============


                                                                             F18

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 2000 AND 1999


8.     STOCKHOLDERS' EQUITY (CONTINUED):

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

       The following table discloses the Company's proforma net income (loss) and net income (loss) per share assuming compensation cost for employee stock options and warrants had been determined using the fair value-based method prescribed by SFAS 123.

                                  2000             1999
                              -------------    ------------
Net (loss) income:
  As reported                $  (3,852,000)   $   2,026,000
  Proforma                      (4,021,000)       2,026,000
(Loss) earnings per share:
  Basic:
     As reported                     (0.79)            0.13
     Proforma                        (0.82)            0.13
  Diluted:
     As reported                     (0.79)            0.13
     Proforma                        (0.82)            0.13


                                                                             F19

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 2000 AND 1999


8.     STOCKHOLDERS' EQUITY (CONTINUED):

       OTHER OPTIONS GRANTED (CONTINUED):

       The fair value of each award under the stock option plans is estimated on the date of grant using the Black-Scholes option pricing model. The following range of assumptions were used to estimate the fair value of the options for the year ended July 31, 2000:

                                                                   EMPLOYEE STOCK
                                                                   OPTION PLAN AND
                                                                    OTHER OPTIONS
                                                                   ----------------
Expected stock price volatility                                     9.61% to 110.8%
Expected option lives (years)                                               1 to 5
Expected dividend yield                                                         --
Risk-free interest rates                                               6.2% to 6.7%
Weighted-average fair value of options granted during year         $  0.51 to 1.49

9.     INCOME TAXES:

       The income tax benefit (expense) for 2000 and 1999 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

                                                 2000              %               1999              %
                                             -----------      -----------      -----------      -----------
Statutory federal tax rate                   $   878,000               34      $(1,314,000)             (34)
State income tax, net of federal benefit              --               --         (132,000)              (4)
Other                                            (61,000)              (2)          64,000                2
                                             -----------      -----------      -----------      -----------
Effective tax expense                        $   817,000               32      $(1,382,000)             (36)
                                             ===========      ===========      ===========      ===========

       The components of deferred tax benefits and assets at July 31, 2000 and 1999 and for the years then ended are comprised of:


                                                                             F20

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 2000 AND 1999


9.     INCOME TAXES (CONTINUED):

                                                       2000           1999
                                                    ---------      ---------
DEFERRED TAX (EXPENSE) BENEFITS:
  Start-up costs of restaurant                      $  33,000      $  10,000
  Loss of unconsolidated subsidiary                  (221,000)       243,000
  Accrued expenses                                     43,000          6,000
                                                    ---------      ---------
  TOTAL DEFERRED TAX BENEFITS                       $(145,000)     $ 259,000
                                                    =========      =========

DEFERRED TAX ASSETS (LIABILITIES):
  Current:
     Start-up costs of restaurants                  $  28,000      $  15,000
     (Income) loss of unconsolidated subsidiary       (54,000)       110,000
     Accrued expenses                                  54,000         10,000
     Estimated loss on disposal of discontinued
       assets                                         613,000             --
                                                    ---------      ---------
                                                      641,000        135,000
  Long-term:
     Start-up costs of restaurants                     92,000        134,000
     Loss of unconsolidated subsidiary                     --         57,000
                                                    ---------      ---------
                                                       92,000        191,000
                                                    ---------      ---------
  TOTAL DEFERRED TAX ASSETS                         $ 733,000      $ 326,000
                                                    =========      =========

10.    SEGMENT INFORMATION:

       Revenues, operating (loss) income (excluding amortization and depreciation and minority interest), identifiable assets (excluding discontinued operations), capital expenditures, and depreciation and amortization are as follows:

                                    2000             1999
                                -----------      -----------
Revenues:
   Casino consulting            $        --      $ 6,660,000
   Recruitment and Internet         589,000               --
                                -----------      -----------
                                $   589,000      $ 6,660,000
                                ===========      ===========
Operating (loss) income:
   Casino consulting            $  (485,000)     $ 4,832,000
   Restaurant                      (103,000)        (608,000)
   Death care                      (301,000)         (47,000)
   Recruitment and Internet        (578,000)              --
   Corporate                     (2,103,000)      (1,179,000)
                                -----------      -----------
                                $(3,570,000)     $ 2,998,000
                                ===========      ===========


                                                                             F21

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 2000 AND 1999


10.    SEGMENT INFORMATION (CONTINUED):

Identifiable assets:
  Restaurant                       $ 2,038,000     $   605,000
  Death care                                --         157,000
  Recruitment and Internet             662,000              --
  Corporate                         16,853,000      20,010,000
                                   -----------     -----------
                                   $19,553,000     $20,772,000
                                   ===========     ===========

Capital expenditures:
  Recruitment and Internet         $    72,000     $        --
  Corporate                             14,000          16,000
                                   -----------     -----------
                                   $    86,000     $    16,000
                                   ===========     ===========
Depreciation and amortization:
  Recruitment and Internet         $    53,000     $        --
  Corporate                             31,000          34,000
                                   -----------     -----------
                                   $    84,000     $    34,000
                                   ===========     ===========

       There were no intersegment sales during 2000 and 1999.

11.    COMMITMENTS AND CONTINGENCIES:

       a)  COMMITMENTS:

           The Company leases restaurants and office space and automobiles under operating leases expiring in various years through 2004. See Note 3 - Restaurant operations and Note 14 - Subsequent event.

           Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of July 31, 2000 are:


       YEAR                                                        AMOUNT
------------------                                            ----------------
       2001                                                   $        237,000
       2002                                                             58,000
       2003                                                             50,000
       2004                                                             13,000
    Thereafter                                                              --
                                                              ----------------
                                                              $        358,000
                                                              ================

           Lease expense was $173,000 and $176,000 for the years ended July 31, 2000 and 1999, respectively.


                                                                             F22

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 2000 AND 1999


11.    COMMITMENTS AND CONTINGENCIES (CONTINUED):

       b)  CONCENTRATIONS OF CREDIT RISK:

           The Company's cash, cash equivalents and restricted cash are on deposit with two financial institutions which are FDIC insured on amounts up to $100,000.

           Through April 1999 virtually all the Company's revenues and related receivables were derived from the consulting agreement with the Table Mountain Tribe. No receivables from the Table Mountain Tribe are reported in the July 31, 2000 and 1999 consolidated balance sheets.

       c)  EMPLOYMENT AGREEMENTS:

           In July, 1995, the Company entered into employment agreements with certain key executives which expire in 2002. The employment agreements provide for, among other things, annual base compensation, participation in bonus plans and life insurance. The agreements also contain severance provisions which provide for payments to the executives in the event of their termination after a change in control, as defined. The severance provisions provide for a compensation payment equal to the sum of A) the product of
              2.99 times the sum of (I) the annual salary in effect for the executive, at the time of the change of control, plus (ii) accrued bonus payable to the executive under the Company's compensation policies and B) payment based on the number of stock options which the key executives have not exercised within three months of their termination of employment. Aggregate annual salaries guaranteed by the agreements are $769,000. At July 31, 2000, the estimated amount that would have been payable as severance compensation under the agreements to these executives based on compensation and stock options was $2,338,000.

           The Company also has agreements with two employees of a subsidiary.
              The agreements expire in May and December 2002 and provide for compensation and benefits totaling $428,000 and $279,000 in the years ending July 31, 2001 and 2002, respectively.

12.    RETIREMENT PLAN:

       All of the Company's employees meeting certain eligibility requirements participate in a simplified employee pension plan. Employer contributions to the Plan are made on a discretionary basis and were $94,000 and $103,000 for the years ended July 31, 2000 and 1999, respectively.


                                                                             F23

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 2000 AND 1999


13.    LITIGATION WITH THE TABLE MOUNTAIN TRIBE

       Until May 1999, the Company had two contracts to provide gaming consulting services to the Table Mountain Casino. In May 1999, the Table Mountain Tribe voted to terminate both contracts with the Company. The first contract, entered into in February 1996, was a buyout of an earlier contract and required payments of $350,000 per month for 48 months through January 2000. The second contract, a consulting contract, also entered into in February 1996 and subsequently amended, was to expire in June, 2000. Since May 1999, the Table Mountain Tribe has not honored the consulting and termination agreements with the Company.

       In June 1999, the Company filed a lawsuit in the United States District
         Court, Eastern District of California ("District Court") against the Table Mountain Tribe. The lawsuit sought to recover payment totaling $3,150,000 due under the first contract, and under the consulting contract, the company seeks an award of $790,000, which represents only the base fees due under the consulting contract. The Company also sought interest, court costs and additional unspecified and "to be determined" consulting fees that would have been due during the remainder of the consulting term.

       The Table Mountain Tribe had filed a countersuit against the Company claiming the consulting contracts were invalid, for several reasons, and requesting restitution for all consulting fees paid to the Company during the period of the contracts.

       In September 2000, an Order ("Order") was filed with the District Court by Judge Anthony W. Ishii dismissing, with prejudice, the Company's claims against the Table Mountain Tribe due to the District Court's lack of subject matter jurisdiction. The Order also dismissed the Table Mountain Tribe's counterclaim against the Company. The Company or the Tribe, however, can file a motion to amend their pleading to remain in District Court or, in the alternative, pursue the matter in state court. The Company intends to vigorously pursue its litigation against the Table Mountain Tribe in the Superior Court of the State of California.

14.    SUBSEQUENT EVENT - DISCONTINUED OPERATION:

       On September 30, 2000, the Company closed the WCW Nitro Grill restaurant.
         In connection with the discontinuance of this business, the Company recorded operating losses of $67,000 (net of an income tax benefit of $34,000) expected for the period from August 1, 2000 through September 30, 2000. Additionally, a provision of $1,052,000 was recorded (net of an income tax benefit of $543,000) to provide for losses which the Company will incur in disposing of the restaurant's equipment and inventory. Both of these items were recorded in the consolidated statement of operations for the year ended July 31, 2000 as estimated loss on disposal of discontinued operation.

       The results of the restaurant's operations have been reported separately in the accompanying consolidated statements of operations as discontinued operations for the years ended July 31, 2000 and 1999.


                                                                             F24

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 2000 AND 1999


14.    SUBSEQUENT EVENT - DISCONTINUED OPERATION (CONTINUED):

       The net assets of the discontinued operation have been recorded at their estimated net realizable value under the caption "Net assets of discontinued operation" in the accompanying consolidated balance sheets for 2000 and 1999.

       The following summarizes the net assets of the discontinued operation at July 31, 2000 and 1999.

                                       2000           1999
                                    ----------     ----------
ASSETS
  Accounts receivable               $   13,000     $   16,000
  Prepaid expenses and deposits          8,000        401,000
  Inventories                           77,000        153,000
  Equipment                            134,000      1,866,000
                                    ----------     ----------
                                    $  232,000     $2,436,000
                                    ==========     ==========

       The discontinued operation had revenues of $3,302,000 and $1,005,000 for the years ended July 31, 2000 and 1999, respectively. The restaurant was opened in May 1999.

       Rent expense for the discontinued operation was $175,000 and $44,000 for the years ended July 31, 2000 and 1999, respectively.


                                                                             F25

                                 EXHIBIT INDEX

        Exhibit
        Number                    Description

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

         10.5 Employment Agreement between the Company and Ronald J. Tassinari dated July 20, 1995.(6)

         10.6 Employment Agreement between the Company and Audrey K. Tassinari dated July 20, 1995.(6)

         10.7 Employment Agreement between the Company and Roy K. Keefer dated July 20, 1995.(6)

         10.8 Letter Agreement dated September 11, 1995 between the Company and Table Mountain Rancheria.(6)

         10.9 Settlement Agreement, dated February 1, 1996, between the Company and the NIGC.(7)

         10.10 Termination Agreement, dated February 1, 1996, between the Company and the Table Mountain Tribe. Exhibit A to the Termination Agreement is set forth as Exhibit 99.1 below, and Exhibit B to the Termination Agreement is incorporated herein by reference from Exhibit 10.3 above.(7)

         10.11 Consulting Agreement, dated February 1, 1996, between the Company and the Tribe.(7)

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

         10.14 Joint Venture Agreement between the Company and the Table Mountain Tribe, dated as of February 1, 1996.(8)

         10.15 Funding and Loan Agreement between the Auburn Tribe and the Table Mountain/ACES Joint Venture, dated February 1, 1996.(8)

         10.16 Lease for the Company's offices dated March 14, 1996, between the Company and Tropicana Trail Limited Partnership.(8)

         10.17 Agreement to terminate Funding and Loan Agreement, dated March 10, 1998, between the Company and the Auburn Tribe.(9)

         10.18 Promissory Note and Loan Agreement, dated August 24, 1998, between the Company and the Table Mountain Tribe.(9)

         10.19 License Agreement, dated as of November 12, 1998, by and among Sitka, the Company and World Championship Wrestling, Inc.(10)

         10.20 Lease for Restaurant Space, dated as of November 19, 1998, by and between New Castle Corp. and Sitka.(10)

         10.21 Operating Agreement, dated November 12, 1998, by and between TT&T and Vantage Bay.(10)

         10.22 Lease for Restaurant Space, dated November 12, 1998, by and between Mandalay Corp. and Border Grill Las Vegas, LLC.(10)

         10.23 Stock Purchase Agreement, dated as of December 1, 1999, among the Company, Placement 2000 and Michael Woloshin(11)

         10.24 Employment Agreement, dated as of December 1, 1999, between the Michael Woloshin and Placement 2000(11)

         10.25 Option Agreement, dated as of December 1, 1999, between the Company and Michael Woloshin(11)

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

(6) Incorporated by reference from the Company's Current Report on Form 8-K dated February 1, 1996.

(7) Incorporated by reference from the Company's Current Report on Form 8-K dated October 9, 1996.

(8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1996.

(9) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1998.

(10) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1999.

(11) Incorporated by reference from the Company's Current Report on Form 8-K dated January 27, 2000.

(b)      Reports on Form 8-K.

                On January 27, 2000, the Registrant filed a Report on Form 8-K reporting the purchase of 80% of the capital stock of Placement 2000.

                On October 12, 2000, the Registrant filed a Report on Form 8-K reporting the closing of the Nitro Grill and the current state of their suit against the Table Mountain Tribe.