Form 10QSB
period 2000-10-31
AMERICAN VANTAGE COMPANIES
filed 2000-12-14
CIK 315428

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

           ----------------------------------------------------------

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000
                 -----------------------------------------------
                          Commission File No. 0-10061

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

                                       N/A
                 ---------------------------------------------

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

         Yes    X                                            No
             -------                                            -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value, 4,865,856 shares at December 12, 2000.

Transitional Small Business Disclosure Format  Yes          No    X
                                                   -------     -------

      AMERICAN VANTAGE COMPANIES
      CONSOLIDATED BALANCE SHEETS
      OCTOBER 31, 2000 AND JULY 31, 2000

                                                                        OCTOBER 31,          JULY 31,
                                                                           2000                2000
                                                                           ----                ----
                                                                        (UNAUDITED)
                                           ASSETS
CURRENT ASSETS:
      CASH AND CASH EQUIVALENTS                                         $ 6,692,000        $ 7,307,000
      ACCOUNTS RECEIVABLE                                                      --                1,000
      MORTGAGE NOTES RECEIVABLE AND ACCRUED INTEREST                      1,585,000          1,489,000
      REFUNDABLE INCOME TAXES                                             1,872,000          1,708,000
      DEFERRED INCOME TAX ASSET                                             809,000            641,000
      PREPAID EXPENSES                                                       70,000             60,000
                                                                        -----------        -----------
          TOTAL CURRENT ASSETS                                           11,028,000         11,206,000
                                                                        -----------        -----------
PROPERTY AND EQUIPMENT, NET                                                 142,000            148,000
LAND HELD FOR SALE                                                        4,894,000          4,894,000
INVESTMENT IN UNCONSOLIDATED RESTAURANT SUBSIDIARY                        2,017,000          2,038,000
DEFERRED INCOME TAX ASSET                                                    97,000             92,000
GOODWILL, NET                                                                  --              250,000
NET ASSETS OF DISCONTINUED OPERATION - RESTAURANT                           136,000            232,000
NET ASSETS OF DISCONTINUED OPERATION - RECRUITMENT                          295,000            387,000
OTHER ASSETS - PRINCIPALLY RESTRICTED CASH                                  541,000            538,000
                                                                        -----------        -----------
                                                                        $19,150,000        $19,785,000
                                                                        ===========        ===========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      ACCOUNTS PAYABLE                                                  $   301,000        $   460,000
      ACCRUED EXPENSES                                                      528,000            330,000
      CURRENT PORTION OF CAPITALIZED LEASE OBLIGATIONS                       14,000             20,000
                                                                        -----------        -----------
          TOTAL CURRENT LIABILITIES                                         843,000            810,000
                                                                        -----------        -----------
LONG-TERM LIABILITIES:
      CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT PORTION                    10,000             12,000
                                                                        -----------        -----------
MINORITY INTEREST IN CONSOLIDATED RECRUITMENT SUBSIDIARY                       --               88,000
                                                                        -----------        -----------
COMMITMENTS AND CONTINGENCY                                                    --                 --

STOCKHOLDERS' EQUITY:
      COMMON STOCK, $.01 PAR; 30,000,000 SHARES AUTHORIZED;
        SHARES ISSUED AND OUTSTANDING - 4,865,856 AND 4,858,256              49,000             49,000
      PREFERRED STOCK, $.01 PAR; 10,000,000 SHARES AUTHORIZED;
        SHARES ISSUED AND OUTSTANDING - NONE                                   --                 --
      CAPITAL IN EXCESS OF PAR                                            2,940,000          2,941,000
      CAPITAL IN EXCESS OF PAR - STOCK OPTIONS                              278,000            278,000
      RETAINED EARNINGS                                                  15,030,000         15,607,000
                                                                        -----------        -----------
                                                                         18,297,000         18,875,000
                                                                        -----------        -----------
                                                                        $19,150,000        $19,785,000
                                                                        ===========        ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

      AMERICAN VANTAGE COMPANIES
      CONSOLIDATED STATEMENTS OF LOSS
      THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999
      (UNAUDITED)

                                                                                             2000                 1999
                                                                                             ----                 ----
REVENUES                                                                                  $         -         $         -
                                                                                          -----------         -----------
COSTS AND EXPENSES:
      CASINO CONSULTING                                                                        32,000             124,000
      DEATH CARE OPERATIONS                                                                      --                58,000
      GENERAL AND ADMINISTRATIVE                                                              441,000             424,000
      AMORTIZATION AND DEPRECIATION                                                             7,000               8,000
      (INCOME) LOSS OF UNCONSOLIDATED RESTAURANT SUBSIDIARY                                  (179,000)            101,000
                                                                                          -----------         -----------
                                                                                              301,000             715,000
                                                                                          -----------         -----------
      LOSS FROM CONTINUING OPERATIONS                                                        (301,000)           (715,000)
                                                                                          -----------         -----------
OTHER INCOME:
      INTEREST INCOME                                                                         189,000             240,000
      MISCELLANEOUS                                                                             1,000                --
                                                                                          -----------         -----------
                                                                                              190,000             240,000
                                                                                          -----------         -----------
      LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                    (111,000)           (475,000)
                                                                                          -----------         -----------
INCOME TAX BENEFIT (EXPENSE):
      CURRENT:
        STATE                                                                                    --                  --
        FEDERAL                                                                                96,000             129,000
      DEFERRED:
        STATE                                                                                    --                  --
        FEDERAL                                                                               (61,000)             31,000
                                                                                          -----------         -----------
                                                                                               35,000             160,000
                                                                                          -----------         -----------
LOSS FROM CONTINUING OPERATIONS                                                               (76,000)           (315,000)

DISCONTINUED OPERATIONS:
      LOSS FROM OPERATIONS OF DISCONTINUED RECRUITMENT OPERATION, NET OF MINORITY
      INTEREST ($36,000) AND INCOME TAX BENEFIT OF $ 61,000                                   (81,000)               --

      LOSS FROM OPERATIONS OF DISCONTINUED RESTAURANT OPERATION, NET OF INCOME TAX
      BENEFIT OF $ 34,000 IN 2000 AND $ 115,000 IN 1999                                       (68,000)           (222,000)

      ESTIMATED LOSS ON DISPOSAL OF DISCONTINUED RECRUITMENT OPERATION, INCLUDING
      PROVISION OF $184,000 FOR OPERATING LOSSES DURING PHASE-OUT PERIOD AND
      WRITE OFF OF GOODWILL ($250,000), NET OF MINORITY INTEREST ($51,000) AND
      APPLICABLE INCOME TAX BENEFIT OF $207,000                                              (352,000)               --
                                                                                          -----------         -----------
      NET LOSS                                                                            $  (577,000)        $  (537,000)
                                                                                          -----------         -----------

LOSS PER COMMON SHARE - BASIC:
      LOSS FROM CONTINUING OPERATIONS                                                     $     (0.02)        $     (0.06)
      DISCONTINUED OPERATIONS                                                                   (0.10)              (0.05)
                                                                                          -----------         -----------
      NET LOSS                                                                            $     (0.12)        $     (0.11)
                                                                                          -----------         -----------
LOSS PER COMMON SHARE - DILUTED:
      LOSS FROM CONTINUING OPERATIONS                                                     $     (0.02)        $     (0.06)
      DISCONTINUED OPERATIONS                                                             $     (0.10)        $     (0.05)
                                                                                          -----------         -----------
      NET LOSS                                                                            $     (0.12)        $     (0.11)
                                                                                          -----------         -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      AND COMMON SHARE EQUIVALENTS:
      BASIC                                                                                 4,866,000           4,887,000
      STOCK OPTIONS AND WARRANTS                                                                   --                  --
                                                                                          -----------         -----------
      DILUTED                                                                               4,866,000           4,887,000
                                                                                          -----------         -----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

      AMERICAN VANTAGE COMPANIES
      CONSOLIDATED STATEMENTS OF CASH FLOWS
      THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999
      (UNAUDITED)



                                                                                       2000                   1999
                                                                                       ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      NET LOSS                                                                     $   (577,000)        $   (537,000)
                                                                                   ------------         ------------
      ADJUSTMENTS TO RECONCILE NET LOSS TO
        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
        ESTIMATED LOSS ON DISPOSAL OF NON-CURRENT ASSETS OF DISCONTINUED
          RECRUITMENT OPERATION                                                          73,000                 --
        MINORITY INTEREST IN CONSOLIDATED RECRUITMENT SUBSIDIARY                        (88,000)                --
        (INCOME) LOSS OF UNCONSOLIDATED RESTAURANT SUBSIDIARY                          (179,000)             101,000
        AMORTIZATION AND DEPRECIATION                                                     7,000                8,000
        WRITE OFF OF GOODWILL RELATED TO DISCONTINUED RECRUITMENT OPERATION             250,000                 --
        DEFERRED INCOME TAX BENEFIT                                                    (173,000)             (31,000)
        CHANGES IN OTHER ASSETS AND LIABILITIES, NET                                   (234,000)            (593,000)
        CHANGES IN NET ASSETS OF DISCONTINUED OPERATIONS                                115,000              165,000
                                                                                   ------------         ------------
                                                                                       (229,000)            (350,000)
                                                                                   ------------         ------------
        NET CASH USED BY OPERATING ACTIVITIES                                          (806,000)            (887,000)
                                                                                   ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      CASH DISTRIBUTION FROM UNCONSOLIDATED RESTAURANT SUBSIDIARY                       200,000                 --
      PURCHASE OF PROPERTY AND EQUIPMENT, NET                                              --                 (9,000)
                                                                                   ------------         ------------
        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                200,000               (9,000)
                                                                                   ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      PRINCIPAL PAYMENTS ON CAPITALIZED LEASES                                           (8,000)                --
      REPURCHASE OF COMMON STOCK                                                        (26,000)                --
      PROCEEDS FROM ISSUANCE OF COMMON STOCK                                             25,000                 --
                                                                                   ------------         ------------
        NET CASH USED BY FINANCING ACTIVITIES                                            (9,000)                --
                                                                                   ------------         ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (615,000)            (896,000)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                     7,307,000           12,626,000
                                                                                   ------------         ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                        $  6,692,000         $ 11,730,000
                                                                                   ============         ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  AMERICAN VANTAGE COMPANIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEAR ENDED JULY 31, 2000 AND THREE MONTHS
                  ENDED OCTOBER 31, 2000 (UNAUDITED)


                                                                                                          CAPITAL
                                                                                                         IN EXCESS
                                                                   COMMON STOCK          CAPITAL          OF PAR -
                                                                                        IN EXCESS          STOCK         RETAINED
                                                             SHARES      DOLLARS         OF PAR           OPTIONS        EARNINGS
BALANCE, JULY 31, 1999                                     4,887,000    $ 49,000      $  2,974,000           --        $19,459,000

ISSUANCE OF COMMON STOCK OPTIONS FOR SERVICES                   --          --                --          179,000             --

ISSUANCE OF COMMON STOCK OPTIONS IN ACQUISITION OF
  PLACEMENT 2000.COM, INC                                       --          --                --           99,000             --

SHARES REPURCHASED AND RETIRED                               (28,744)       --             (33,000)          --               --

NET LOSS FOR THE YEAR                                           --          --                --             --         (3,852,000)
                                                           ---------    --------      ------------       ---------     -----------
BALANCE, JULY 31, 2000                                     4,858,256      49,000         2,941,000        278,000       15,607,000

SHARES ISSUED                                                 22,333        --              25,000           --               --

SHARES REPURCHASED AND RETIRED                               (14,733)       --             (26,000)          --               --

NET LOSS FOR THE PERIOD                                                                                                   (577,000)
                                                           ---------    --------      ------------       ---------     -----------
BALANCE, OCTOBER 31, 2000                                  4,865,856    $ 49,000      $  2,940,000       $278,000      $15,030,000
                                                           =========    ========      ============       =========     ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

As permitted by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of American Vantage Companies and its majority owned subsidiaries (the "Company"). A 49% owned restaurant subsidiary is reported in the consolidated balance sheet at the Company's equity in net assets of the subsidiary. The Company has reported all (100%) of the income and loss of the unconsolidated subsidiary in the accompanying consolidated statements of loss for the three month periods ended October 31, 2000 and 1999. For additional disclosures, refer to the Annual Report on Form 10-KSB of the Company for the year ended July 31, 2000 ("Fiscal 2000").

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

Certain amounts in the interim period and year end financial statements for Fiscal 2000 have been reclassified for comparability with the current period presentation.

The computations of basic earnings per common share are based on the weighted average number of common shares outstanding. The computations of diluted earnings per share are based on the weighted average number of common shares and common share equivalents outstanding. Stock purchase options outstanding and exercisable at or below the market price are considered common share equivalents. Common share equivalents are not included in the computation of loss per share in the interim periods for the year ending July 31, 2001 ("Fiscal 2001") and the year ended July 31, 2000 (`Fiscal 2000") because the effect would be antidilutive.

Results of the interim periods are not necessarily indicative of those to be expected for the full year.

NOTE 2 - RESTAURANT OPERATIONS

DISCONTINUED OPERATION - WCW NITRO GRILL

The Company owns an 88% interest in a consolidated subsidiary, which operated the WCW Nitro Grill restaurant in the Excalibur Hotel and Casino on the Las Vegas Strip in Las Vegas, Nevada.

On September 30, 2000, the Company closed the restaurant. At October 31, 2000, additional estimated losses of $68,000 (net of an income tax benefit of $34,000) were recorded to provide for the final resolution of the restaurant's operations, which is anticipated to occur in the second quarter of Fiscal 2001. The costs of the closure and its operating losses for the three months ended October 31, 2000 are reported as loss from operations of discontinued restaurant operation in the accompanying consolidated statements of loss. The financial statements for the three months ended October 31, 1999 have been restated to report the operations of the subsidiary as a discontinued operation. The discontinued operation had revenues of $453,000 and $1,091,000 for the three month periods ended October 31, 2000 and 1999, respectively.

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




The net assets of the discontinued operation have been recorded at their estimated net realizable value under the caption "Net assets of discontinued operation - restaurant " in the accompanying balance sheets.

INVESTMENT IN UNCONSOLIDATED RESTAURANT SUBSIDIARY

The Company owns a 49% interest in Border Grill Las Vegas, LLC ("BGLV"), which owns the Border Grill restaurant. The restaurant is located in the Mandalay Bay Resort & Casino on the Las Vegas Strip in Las Vegas, Nevada. The Company invested $2,750,000 in BGLV.

All (100%) of the income/loss from the operations for the restaurant is reported as income/loss of unconsolidated subsidiary in the consolidated statements of loss for the three month periods ended October 31, 2000 and 1999. In the future, if the restaurant continues to have net income, the Company will recognize all such income until prior losses have been offset and, thereafter, net income will be split proportionate to ownership interests.

BGLV has an operating agreement with an entity owned by the majority owners requiring payments equal to 5% of the gross sales of the restaurant.

NOTE 3 - PLACEMENT 2000.COM, INC.

The Company completed the acquisition, effective December 1, 1999, of an 80% interest in Placement 2000.Com, Inc. ("Placement 2000") for $1 million in cash plus up to an additional $2 million in cash, contingent on future events and earnings, to be used for Placement 2000's general corporate purposes. The Company granted options to Placement 2000's former principal, who has remained with Placement 2000, to purchase up to 333,334 shares of the Company's common stock. A portion of the options (66,667) is exercisable as of the acquisition date, and the remainder (266,667) is exercisable when certain profitability goals are met.

The $1,099,000 purchase price recorded at December 1, 1999 was comprised of $1,000,000 in cash and the value of stock options, which were exercisable as of the acquisition date. Additionally, $500,000 of the contingent purchase price was placed into an escrow account and will be paid to Placement 2000 if future events occur. The acquisition was accounted for as a purchase. The excess of the total acquisition price over the fair value of the net assets acquired ("goodwill") totaled $276,000 and is being amortized on a straight line basis over seven (7) years. Operations of Placement 2000 after December 1, 1999 are included in the Company's consolidated financial statements.

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



The following summarizes the acquisition of Placement 2000:

         Fair value of assets acquired,
            including cash                           $1,138,000
         Liabilities assumed                           (109,000)
         Goodwill                                       276,000
         Minority interest                             (206,000)
         Stock options issued                           (99,000)
                                                     ----------
         Cash paid                                   $1,000,000
                                                     ----------

Placement 2000 specializes in online services for information technology (IT) professionals, companies, and recruiters. Based in New York, Placement 2000 is developing three distinct web-based properties that will offer fully integrated online recruiting solutions for IT candidates, corporate hiring managers, and third party recruiters. The flagship site is intended to be a resume and job-posting database with advanced search capabilities containing certain value-added features. The site also is intended to provide dynamic content, helpful links to other prominent career web-based resources, and strategic distribution partnerships with several other well-known job sites. The two other sites are a resume forwarding service and a site for facilitating relationships and sharing of positions and candidates in the third party recruiting "split" market. Placement 2000's three web-properties additionally intend to generate a significant value stream for its traditional recruiting operations. Placement 2000 has experienced a shortage of working capital and in November and December 2000 the Company advanced $70,000 to Placement 2000 to assist with this shortfall.

See Note 5 - Subsequent Event - Discontinued Operation.

NOTE 4 - LITIGATION WITH THE TABLE MOUNTAIN TRIBE

Until May 1999, the Company had two contracts to provide gaming consulting services to the Table Mountain Casino. In May 1999, the Table Mountain Tribe voted to prematurely terminate both contracts with the Company. The first contract, entered into in February 1996, was a buyout of an earlier contract and required payments of $350,000 per month for 48 months through January 2000. The second contract, a consulting contract, also entered into in February 1996 and subsequently amended, was to expire in June 2000. Since May 1999, the Table Mountain Tribe has not honored the consulting and termination contracts with the Company.

In June 1999, the Company filed a lawsuit in the United States District Court, Eastern District of California ("District Court") against the Table Mountain Tribe. The lawsuit sought to recover payments totaling $3,150,000 due under the first (buyout) contract. And under the consulting contract, the Company sought an award of $790,000, which represents only the base fees provided by the contract. The Company also sought interest, court costs and additional unspecified and "to be determined" consulting fees that would have been due during the remainder of the consulting term.

The Table Mountain Tribe filed a countersuit against the Company claiming the consulting contracts are invalid, for several reasons, and requesting restitution for all consulting fees paid to the Company during the period of the contracts.

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


In September 2000, an Order ("Order") was filed with the District Court by Judge Anthony W. Ishii dismissing, with prejudice, the Company's claims against the Table Mountain Tribe due to the District Court's lack of subject matter jurisdiction. The Order also dismissed the Table Mountain Tribe's counterclaim against the Company. The Company or the Tribe, however, had the right to file a motion to amend their pleading to remain in District Court or, in the alternative, pursue the matter in state court. On December 8, 2000 the Company filed a suit against the Table Mountain Tribe in the Superior Court of the State of California. The Company intends to vigorously pursue its litigation against the Table Mountain Tribe.

The loss of casino consulting fees has had and will continue to have a material adverse effect on the operations of the Company. The Company has begun a corporate restructuring to divest itself of its non-core assets. Although the restructuring has not been finalized, it will involve the sale of the land held for sale and the disposition of other existing operations/investments and may include the acquisition of new subsidiaries or a merger transaction. Until such time as, and if, these efforts are successful, the Company will utilize accumulated cash reserves to provide working capital for corporate operating expenses.

NOTE 5 - SUBSEQUENT EVENT - DISCONTINUED OPERATION

In December 2000, the Board of Directors authorized management to begin divesture plans for the Company's investment in Placement 2000. Although the divestiture plans are not final, the Company may sell the company or it may cease to fund the operation and initiate procedures to close the business. The Company anticipates that the divestiture will be finalized by January 31, 2001.

In connection with the discontinuance of this business, the Company recorded operating losses of $81,000 (net of minority interest ($36,000) and a tax benefit of $61,000) for the three month period ended October 31, 2000.

At October 31, 2000, the Company recorded a provision of $176,000 to provide for losses, which the Company may incur in disposing of Placement 2000's furniture and equipment. In connection with the discontinuance of this operation, the Company recorded operating losses of $184,000 projected for Placement 2000 for the period from November 1, 2000 through January 31, 2001. Additionally, unamortized goodwill associated with the acquisition of Placement 2000 ($250,000) was expensed in the three month period ended October 31, 2000. These expenses are reported net of minority interest ($51,000) and a tax benefit of $207,000.

The discontinued recruitment operation had revenues of $374,000 for the three month period ended October 31, 2000.

The net assets of the discontinued operation have been recorded at their estimated net realizable value under the caption "Net assets of discontinued operation - recruitment" in the accompanying consolidated balance sheets.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

STATEMENT ON FORWARD-LOOKING STATEMENTS

Included in this Item 2 and in the Notes to the Consolidated Financial Statements are certain forward-looking statements reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management, Federal and state regulation of the restaurant industry, domestic and global economic conditions and changes in Federal and State tax laws or the administration of such laws. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this report is filed, and that may have an effect on the Company's overall performance.

OVERVIEW - FACTORS THAT MAY AFFECT FUTURE RESULTS

Until May 1999, the Company derived all of its revenues from providing consulting services to the Table Mountain Casino. In May 1999, the Table Mountain Tribe voted to prematurely terminate the contracts it had with the Company and since May 1999 has not honored the consulting and termination contracts. As a result, the Company's primary source of revenue for Fiscal 2000 was eliminated and it had a significant negative impact on the operations of the Company and its source of funds. The Company has begun a corporate restructuring to divest itself of its non-core assets. Although the restructuring has not been finalized, it will involve the sale of the land held for sale and the disposition of other existing operations/investments and may include the acquisition of new subsidiaries or a merger transaction. Until such time as, and if, these efforts are successful, the Company will utilize accumulated cash reserves to provide working capital for corporate operating expenses. The discontinuance of the WCW Nitro Grill and the planned divestiture of the Placement 2000.Com, Inc. ("Placement 2000") operation will eliminate the negative cash flows these operations have experienced.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2000 COMPARED WITH THE THREE MONTHS ENDED OCTOBER 31, 1999

REVENUES

The closure of the WCW Nitro Grill and the planned divestiture of Placement 2000 resulted in the elimination of the Company's sources of revenues. The operating results of these two companies are reported as discontinued operations.

COSTS AND EXPENSES

Casino consulting expenses in the three month period ended October 31, 2000 ("Fiscal 2001") decreased to $32,000, down 74.2%, from $124,000 in the three month period ended October 31, 1999 ("Fiscal 2000"). Expenses in Fiscal 2001 are comprised principally of legal expenses incurred in the litigation with the Table Mountain Tribe.

The Company incurred $58,000 in death care operating expenses in Fiscal 2000. Expenses in Fiscal 2000 were comprised mainly of developmental costs. In December 1999, the Board of Directors decided to cancel plans to develop the cemetery and funeral home project on the 40 acre parcel of land purchased for this project. Proceeds from the sale of this parcel and another 20 acre parcel of land owned by the Company will be allocated toward development of the Company's new corporate growth plans. As a result, capitalized costs related to the development of the cemetery/funeral home project were written off as death care operations expense in the second quarter of Fiscal 2000.

General and administrative expenses in Fiscal 2001 increased by $17,000 or 4.0% from Fiscal 2000. The increase resulted from an increase in payroll costs, which previously were allocated to casino consulting operations and now are charged to general and administrative. Also, increases were experienced in accounting/auditing fees and directors fees. The Board of Directors was expanded from five to seven members.

Amortization and depreciation was $7,000 and $8,000 in Fiscal 2001 and 2000, respectively.

The income/loss of unconsolidated restaurant subsidiary in Fiscal 2001 and Fiscal 2000 represent 100% of the income/loss from operations of the 49% owned restaurant investment. The restaurant began operations in June 1999. In the future, if the restaurant continues to have net income, the Company will recognize all such income until prior losses have been offset and thereafter net income will be split proportionate to ownership interests.

OTHER ITEMS

Interest income from time deposits with financial institutions totaled $189,000 and $240,000 in Fiscal 2001 and 2000, respectively.

The Company recorded current income tax benefits of $96,000 and $129,000 for Fiscal 2001 and Fiscal 2000, respectively. Deferred income tax expense totaled $61,000 in Fiscal 2001 and income tax benefits were $31,000 for Fiscal 2000.

Net loss from continuing operations was $76,000 ($0.02 per basic and diluted loss per share) and $315,000 ($0.06 per basic and diluted loss per share) for Fiscal 2001 and Fiscal 2000, respectively.

Net loss was $577,000 ($0.12 basic and diluted loss per share) and $537,000 ($0.11 basic and diluted loss per share) for Fiscal 2001 and Fiscal 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2000, the Company had consolidated working capital of $10,185,000, as compared with working capital of $10,396,000 at July 31, 2000.

INVESTING ACTIVITIES:

The Company received a cash distribution ($200,000) from the unconsolidated restaurant subsidiary during the three months ended October 31, 2000. Funds were used in Fiscal 2000 to acquire furniture and equipment.

FINANCING ACTIVITIES:

In the three month period ended October 31, 2000, the Company recorded $25,000 of proceeds from the issuance of its common stock and repurchased and retired its common stock for $26,000. Principal payments on capitalized leases used $8,000 of funds. No funds were used in the three month period ended October 31, 1999 for financing activities

Historically, the Company has provided funds for its operations from operating activities, financing from financial institutions and stockholders, and issuance of common stock, and it will likely continue to use these sources of liquidity in the future. The Table Mountain Tribe's failure to honor the Company's consulting and termination agreements had a significant negative impact on the Company's operations and its source of funds.

During Fiscal 2000, the Company began a corporate restructuring to divest itself of its non-core assets. Although the restructuring has not been finalized, it will involve the sale of the land held for sale and the disposition of other existing operations/investments and may include the acquisition of new subsidiaries or a merger transaction. Until such time as, and if, these efforts are successful, the Company will utilize accumulated cash reserves to provide working capital for corporate operating expenses. The discontinuance of the WCW Nitro Grill and the planned divestiture of the Placement 2000 operation will eliminate the negative cash flows these operations have experienced. The Company has always sought and will continue to seek other suitable consulting contracts and/or ownership of casinos and other gaming opportunities on and off Indian land, as well as recreational, leisure time and entertainment ventures. Additionally, the Company will continue to pursue any business venture, including those not previously described, which management believes afford an opportunity to increase stockholder value. In the event any of these opportunities come to fruition, management will consider satisfying financing requirements from working capital, through borrowing or capital infusion through the public or private placement of common stock of the Company or its subsidiaries.

                                     PART II
                                OTHER INFORMATION


Item 2.  See Part 1, Note 4 of Notes to Consolidated Financial Statements

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits
                                    27.1 Financial Data Schedule

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                   AMERICAN VANTAGE COMPANIES

Dated:         December 13, 2000              By: /s/ Ronald J. Tassinari
                                                    ---------------------
               Las Vegas, Nevada              Ronald J. Tassinari
                                              President
                                              (Principal Executive Officer)

                                              By:/s/ Roy K. Keefer
                                                    ---------------------
                                              Roy K. Keefer
                                              (Chief Financial Officer and
                                              Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit
Number                           Description

 27.1                      Financial Data Schedule