Form 10QSB
period 2001-01-31
AMERICAN VANTAGE COMPANIES
filed 2001-03-16
CIK 315428

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           ----------------------------------------------------------

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001
                 -----------------------------------------------
                           Commission File No. 0-10061

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

                                       N/A
                   -------------------------------------------
(Former Name, Former Address & Former Fiscal Year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes       X                           No
                  ------------                         ------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value, 4,865,856 shares at March 15, 2001.

Transitional Small Business Disclosure Format  Yes          No    X
                                                  --------    --------

     AMERICAN VANTAGE COMPANIES
     CONSOLIDATED BALANCE SHEETS
     JANUARY 31, 2001 AND JULY 31, 2000

                                                                       JANUARY 31,       JULY 31,
                                                                         2001              2000
                                                                         ----              ----
                                                                      (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                                         8,159,000       $ 7,307,000
     ACCRUED INTEREST                                                     47,000           189,000
     MORTGAGE NOTE RECEIVABLE                                                 --         1,300,000
     REFUNDABLE INCOME TAXES                                           2,250,000         1,708,000
     DEFERRED INCOME TAX ASSET                                           700,000           641,000
     PREPAID EXPENSES                                                     58,000            60,000
                                                                     -----------       -----------

         TOTAL CURRENT ASSETS                                         11,214,000        11,205,000
                                                                     -----------       -----------
PROPERTY AND EQUIPMENT, NET                                              136,000           149,000
LAND HELD FOR SALE                                                     4,894,000         4,894,000
INVESTMENT IN UNCONSOLIDATED RESTAURANT SUBSIDIARY                     1,853,000         2,038,000
DEFERRED INCOME TAX ASSET                                                 72,000            92,000
NET ASSETS OF DISCONTINUED OPERATION - RESTAURANT                        134,000           232,000
NET ASSETS OF DISCONTINUED OPERATION - RECRUITMENT                            --           322,000
OTHER ASSETS - PRINCIPALLY RESTRICTED CASH IN 2000                        17,000           538,000
                                                                     -----------       -----------
                                                                      18,320,000       $19,470,000
                                                                     ===========       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                                    103,000       $   295,000
     ACCRUED EXPENSES                                                    330,000           300,000
                                                                     -----------       -----------
         TOTAL CURRENT LIABILITIES                                       433,000           595,000
                                                                     -----------       -----------
COMMITMENTS AND CONTINGENCY                                                   --                --

STOCKHOLDERS' EQUITY:
     COMMON STOCK, $.01 PAR; 30,000,000 SHARES AUTHORIZED;
       SHARES ISSUED AND OUTSTANDING - 4,865,856 AND 4,858,256            49,000            49,000
     PREFERRED STOCK, $.01 PAR; 10,000,000 SHARES AUTHORIZED;
       SHARES ISSUED AND OUTSTANDING - NONE                                   --                --
     CAPITAL IN EXCESS OF PAR                                          2,940,000         2,941,000
     CAPITAL IN EXCESS OF PAR - STOCK OPTIONS                            278,000           278,000
     RETAINED EARNINGS                                                14,620,000        15,607,000
                                                                     -----------       -----------

                                                                      17,887,000        18,875,000
                                                                     -----------       -----------

                                                                     $18,320,000       $19,470,000
                                                                     ===========       ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                              2

          AMERICAN VANTAGE COMPANIES
          CONSOLIDATED STATEMENTS OF LOSS
          SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
          (UNAUDITED)

                                                                                            2001               2000
                                                                                            ----               ----
REVENUES                                                                               $        --        $        --

COSTS AND EXPENSES:
          CASINO CONSULTING                                                                 54,000            340,000
          DEATH CARE OPERATIONS                                                             16,000            278,000
          GENERAL AND ADMINISTRATIVE                                                       970,000          1,129,000
          AMORTIZATION AND DEPRECIATION                                                     13,000             15,000
          (INCOME) LOSS OF UNCONSOLIDATED RESTAURANT SUBSIDIARY                           (165,000)           192,000
                                                                                       -----------        -----------

                                                                                           888,000          1,954,000
                                                                                       -----------        -----------

          LOSS FROM CONTINUING OPERATIONS                                                 (888,000)        (1,954,000)
                                                                                       -----------        -----------

OTHER INCOME:
          INTEREST INCOME                                                                  364,000            457,000
          MISCELLANEOUS                                                                      1,000              1,000
                                                                                       -----------        -----------
                                                                                           365,000            458,000
                                                                                       -----------        -----------

          LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                             (523,000)        (1,496,000)
                                                                                       -----------        -----------

INCOME TAX BENEFIT (EXPENSE):
          CURRENT:
            STATE                                                                            6,000              6,000
            FEDERAL                                                                        181,000            579,000
          DEFERRED:
            STATE                                                                               --            (48,000)
            FEDERAL                                                                         38,000            (69,000)
                                                                                       -----------        -----------
                                                                                           225,000            468,000
                                                                                       -----------        -----------
LOSS FROM CONTINUING OPERATIONS                                                           (298,000)        (1,028,000)

DISCONTINUED OPERATIONS:
          DISCONTINUED RECRUITMENT OPERATION, NET OF MINORITY INTEREST ($88,000-2001;
          $16,000-2000), WRITE OFF OF GOODWILL ($250,000-2001) AND INCOME TAX
          BENEFITS ($319,000-2001; $28,000-2000)                                          (620,000)           (54,000)
          DISCONTINUED RESTAURANT OPERATION, NET OF INCOME TAX BENEFITS
         ($36,000-2001; $276,000-2000)                                                     (69,000)          (536,000)
                                                                                       -----------        -----------

          NET LOSS                                                                     $  (987,000)       $(1,618,000)
                                                                                       ===========        ===========
LOSS PER COMMON SHARE - BASIC:
          LOSS FROM CONTINUING OPERATIONS                                              $     (0.06)       $     (0.21)
          DISCONTINUED OPERATIONS                                                            (0.14)             (0.12)
                                                                                       -----------        -----------
          NET LOSS                                                                     $     (0.20)       $     (0.33)
                                                                                       -----------        -----------

LOSS PER COMMON SHARE - DILUTED:
          LOSS FROM CONTINUING OPERATIONS                                              $     (0.06)       $     (0.21)
          DISCONTINUED OPERATIONS                                                            (0.14)             (0.12)
                                                                                       -----------        -----------
          NET LOSS                                                                     $     (0.20)       $     (0.33)
                                                                                       -----------        -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
          AND COMMON SHARE EQUIVALENTS:
          BASIC                                                                          4,866,000          4,887,000
                                                                                       -----------        -----------
          STOCK OPTIONS AND WARRANTS
          DILUTED                                                                        4,866,000          4,887,000
                                                                                       ===========        ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                               3

     AMERICAN VANTAGE COMPANIES
     CONSOLIDATED STATEMENTS OF LOSS
     THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
     (UNAUDITED)

                                                                                                          2001                 2000
                                                                                                          ----                 ----
REVENUES                                                                                             $        --                 --
                                                                                                     -----------        -----------

COSTS AND EXPENSES:
     CASINO CONSULTING                                                                                    23,000            216,000
     DEATH CARE OPERATIONS                                                                                 8,000            220,000
     GENERAL AND ADMINISTRATIVE                                                                          534,000            705,000
     AMORTIZATION AND DEPRECIATION                                                                         6,000             10,000
     LOSS OF UNCONSOLIDATED RESTAURANT SUBSIDIARY                                                         15,000             91,000
                                                                                                     -----------        -----------
                                                                                                         586,000          1,242,000
                                                                                                     -----------        -----------
     LOSS FROM CONTINUING OPERATIONS                                                                    (586,000)        (1,242,000)
                                                                                                     -----------        -----------
OTHER INCOME:
     INTEREST INCOME                                                                                     176,000            215,000
     MISCELLANEOUS                                                                                            --              1,000
                                                                                                     -----------        -----------
                                                                                                         176,000            216,000
                                                                                                     -----------        -----------
     LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                                (410,000)        (1,026,000)

INCOME TAX BENEFIT (EXPENSE):
     CURRENT:
       STATE                                                                                               6,000              6,000
       FEDERAL                                                                                           289,000            451,000
     DEFERRED:
       STATE                                                                                                  --            (48,000)
       FEDERAL                                                                                          (135,000)          (100,000)
                                                                                                     -----------        -----------
                                                                                                         160,000            309,000
                                                                                                     -----------        -----------
LOSS FROM CONTINUING OPERATIONS                                                                         (250,000)          (717,000)

DISCONTINUED OPERATIONS:
     DISCONTINUED RECRUITMENT OPERATION, NET OF MINORITY INTEREST ($0-2001; $16,000-2000)
       AND INCOME TAX BENEFITS ($81,000-2001; $27,000-2000)                                             (158,000)           (52,000)
     DISCONTINUED RESTAURANT OPERATION, NET OF INCOME TAX BENEFITS
       ($1,000-2001; $161,000-2000)                                                                       (2,000)          (312,000)
                                                                                                     -----------        -----------
     NET LOSS                                                                                           (410,000)       $(1,081,000)
                                                                                                     ===========        ===========
LOSS PER COMMON SHARE - BASIC:
     LOSS FROM CONTINUING OPERATIONS                                                                 $     (0.05)       $     (0.15)
     DISCONTINUED OPERATIONS                                                                               (0.03)             (0.07)
                                                                                                     -----------        -----------
     NET LOSS                                                                                        $     (0.08)       $     (0.22)
                                                                                                     ===========        ===========

LOSS PER COMMON SHARE - DILUTED:
     LOSS FROM CONTINUING OPERATIONS                                                                 $     (0.05)       $     (0.15)
     DISCONTINUED OPERATIONS                                                                               (0.03)             (0.07)
                                                                                                     -----------        -----------
     NET LOSS                                                                                        $     (0.08)       $     (0.22)
                                                                                                     ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     AND COMMON SHARE EQUIVALENTS:
     BASIC                                                                                             4,866,000          4,887,000
     STOCK OPTIONS AND WARRANTS                                                                               --                 --
                                                                                                     -----------        -----------
     DILUTED                                                                                           4,866,000          4,887,000
                                                                                                     ===========        ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                              4

     AMERICAN VANTAGE COMPANIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
     (UNAUDITED)


                                                                                      2001                2000
                                                                                  ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET LOSS                                                                     $   (987,000)       $ (1,618,000)
                                                                                  ------------        ------------
     ADJUSTMENTS TO RECONCILE NET LOSS TO
       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
       (INCOME) LOSS OF UNCONSOLIDATED RESTAURANT SUBSIDIARY                          (165,000)            192,000
       AMORTIZATION AND DEPRECIATION                                                    13,000              15,000
       WRITE OFF OF IMPROVEMENTS TO LAND HELD FOR INVESTMENT OR DEVELOPMENT                 --             211,000
       STOCK OPTIONS ISSUED FOR SERVICES                                                    --             165,000
       DEFERRED INCOME TAX BENEFIT                                                     (38,000)            117,000
       CHANGES IN OTHER ASSETS AND LIABILITIES, NET                                   (570,000)         (1,235,000)
       CHANGES IN NET ASSETS OF DISCONTINUED OPERATIONS                                420,000             270,000
                                                                                  ------------        ------------
                                                                                      (340,000)           (265,000)
                                                                                  ------------        ------------
       NET CASH USED BY OPERATING ACTIVITIES                                        (1,327,000)         (1,883,000)
                                                                                  ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     RESTRICTED CASH TRANSFERRED TO UNRESTRICTED                                       530,000                  --
     PURCHASE OF PLACEMENT 2000.COM, INC.                                                   --              22,000
     MORTGAGE RECEIVABLE                                                             1,300,000          (1,300,000)
     ADDITIONAL INVESTMENT IN UNCONSOLIDATED SUBSIDIARY                                     --          (1,375,000)
     CASH DISTRIBUTION FROM UNCONSOLIDATED RESTAURANT SUBSIDIARY                       350,000                  --
     PURCHASE OF PROPERTY AND EQUIPMENT, NET                                                --             (57,000)
                                                                                  ------------        ------------

       NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                              2,180,000          (2,710,000)
                                                                                  ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     REPURCHASE OF COMMON STOCK                                                        (26,000)                 --
     PROCEEDS FROM ISSUANCE OF COMMON STOCK                                             25,000                  --
                                                                                  ------------        ------------
       NET CASH USED BY FINANCING ACTIVITIES                                            (1,000)                 --
                                                                                  ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   852,000          (4,593,000)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                    7,307,000          12,626,000
                                                                                  ------------        ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                       $  8,159,000        $  8,033,000
                                                                                  ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       COMMON STOCK OPTIONS ISSUED FOR SERVICES                                             $-        $    165,000
                                                                                  ============        ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                              5

     AMERICAN VANTAGE COMPANIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     YEAR ENDED JULY 31, 2000 AND SIX MONTHS
     ENDED JANUARY 31, 2001 (UNAUDITED)


                                                                                                       CAPITAL
                                                                                                      IN EXCESS
                                                              COMMON STOCK             CAPITAL         OF PAR -
                                                     ----------------------------     IN EXCESS         STOCK        RETAINED
                                                         SHARES          DOLLARS       OF PAR          OPTIONS       EARNINGS
                                                     ------------    ------------   ------------    ------------   ------------
BALANCE, JULY 31, 1999                                  4,887,000    $     49,000   $  2,974,000              --   $ 19,459,000

ISSUANCE OF COMMON STOCK OPTIONS FOR SERVICES                  --              --             --         179,000             --

ISSUANCE OF COMMON STOCK OPTIONS IN ACQUISITION OF
  PLACEMENT 2000.COM, INC.                                     --              --             --          99,000             --

SHARES REPURCHASED AND RETIRED                            (28,744)             --        (33,000)             --             --

NET LOSS FOR THE YEAR                                          --              --             --              --     (3,852,000)
                                                     ------------    ------------   ------------    ------------   ------------
BALANCE, JULY 31, 2000                                  4,858,256          49,000      2,941,000         278,000     15,607,000

SHARES ISSUED                                              22,333              --         25,000              --             --

SHARES REPURCHASED AND RETIRED                            (14,733)             --        (26,000)             --             --

NET LOSS FOR THE PERIOD                                        --              --             --              --       (987,000)
                                                     ------------    ------------   ------------    ------------   ------------
BALANCE, JANUARY 31, 2001                               4,865,856    $     49,000   $  2,940,000    $    278,000   $ 14,620,000
                                                     ============    ============   ============    ============   ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                            6

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

As permitted by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of American Vantage Companies and its majority owned subsidiaries (the "Company"). A 49% owned restaurant subsidiary is reported in the consolidated balance sheet at the Company's equity in net assets of the subsidiary. The Company has reported all (100%) of the income/loss of the unconsolidated subsidiary in the accompanying consolidated statements of loss for the three and six month periods ended January 31, 2001 and 2000. For additional disclosures, refer to the Annual Report on Form 10-KSB of the Company for the year ended July 31, 2000 ("Fiscal 2000").

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

The computations of basic earnings per common share are based on the weighted average number of common shares outstanding. The computations of diluted earnings per share are based on the weighted average number of common shares and common share equivalents outstanding. Stock purchase options outstanding and exercisable at or below the market price are considered common share equivalents. Common share equivalents are not included in the computation of loss per share in the interim periods for the year ending July 31, 2001 ("Fiscal 2001") and the year ended July 31, 2000 ("Fiscal 2000") because the effect would be antidilutive.

Results of the interim periods are not necessarily indicative of those to be expected for the full year.

NOTE 2 - INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company owns a 49% interest in Border Grill Las Vegas, LLC ("BGLV"), which owns the Border Grill restaurant. The restaurant is located in the Mandalay Bay Resort & Casino on the Las Vegas Strip in Las Vegas, Nevada. The Company invested $2,750,000 in BGLV.

All (100%) of the income/loss from the operations for the restaurant is reported as income/loss of unconsolidated subsidiary in the consolidated statements of loss for the three and six month periods ended January 31, 2001 and 2000. In the future, if the restaurant continues to have net income, the Company will recognize all such income until prior losses have been offset and, thereafter, net income will be split proportionate to ownership interests.

BGLV has an operating agreement with an entity owned by the majority owners requiring payments equal to 5% of the gross sales of the restaurant.

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3 - DISCONTINUED OPERATIONS

WCW NITRO GRILL

The Company owns an 88% interest in a consolidated subsidiary, which operated the WCW Nitro Grill restaurant in the Excalibur Hotel and Casino on the Las Vegas Strip in Las Vegas, Nevada.

On September 30, 2000, the Company closed the restaurant. At October 31, 2000, additional estimated losses of $68,000 (net of an income tax benefit of $34,000) were recorded to provide for the final resolution of the restaurant's operations, which principally involves selling off the remaining inventory and equipment. The costs of the closure and its operating losses for the three and six month periods ended January 31, 2001 and 2000 are reported as loss from operations of discontinued restaurant operation in the accompanying consolidated statements of loss. The financial statements for the three and six month periods ended January 31, 2000 have been restated to report the operations of the subsidiary as a discontinued operation.

The discontinued operation had revenues of $10,000 and $488,000 for the three and six month periods ended January 31, 2001, respectively. The discontinued operation had revenues of $702,000 and $1,793,000 for the three and six month periods ended January 31, 2000, respectively.

The net assets of the discontinued operation have been recorded at their estimated net realizable value under the caption "Net assets of discontinued operation - restaurant " in the accompanying consolidated balance sheets.

PLACEMENT 2000.COM, INC.

Effective December 1, 1999, the Company acquired an 80% interest in Placement 2000.Com, Inc. ("Placement") for $1 million in cash plus up to an additional $2 million in cash, contingent on future events and earnings, to be used for Placement's general corporate purposes. The Company granted options to Placement's former principal, who remained with Placement, to purchase up to 333,334 shares of the Company's common stock. A portion of the options (66,667) were exercisable as of the acquisition date, and the remainder (266,667) were exercisable if certain profitability goals were met. None of the options were exercised.

The $1,099,000 purchase price recorded at December 1, 1999 was comprised of $1,000,000 in cash and the value of stock options, which were exercisable as of the acquisition date. Additionally, $500,000 of the contingent purchase price was placed into an escrow account and was to be paid to Placement if future events occur. The acquisition was accounted for as a purchase. The excess of the total acquisition price over the fair value of the net assets acquired ("goodwill") totaled $276,000 and was being amortized on a straight line basis over seven (7) years.

Effective January 31, 2001, the Company sold its interest to Placement's former majority owner, in exchange for the stock options originally granted to him in the purchase of the subsidiary. The Company and the subsidiary and its principals exchanged general releases and provided indemnification to one another.

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

All assets and liabilities of Placement have been removed from the January 31, 2001 consolidated balance sheet. The net assets of the discontinued operation at January 31, 2000 have been recorded under the caption "Net assets of discontinued operation - recruitment " in the accompanying consolidated balance sheets.

Operations of Placement after December 1, 1999 are included in the Company's consolidated statements of loss. The operations of Placement have been reported as "Discontinued Recruitment Operation" in the accompanying consolidated statements of loss for the interim periods of Fiscal 2001 and 2000. The discontinued operation had revenues of $212,000 and $586,000 for the three and six month periods ended January 31, 2001, respectively. Its revenues were $137,000 and $137,000 for the three and six month periods ended January 31, 2000, respectively.

Unamortized goodwill associated with the acquisition of Placement ($250,000) was expensed in the first quarter of Fiscal 2001.

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

In September 2000, an Order ("Order") was filed with the District Court by Judge Anthony W. Ishii dismissing, with prejudice, the Company's claims against the Table Mountain Tribe due to the District Court's lack of subject matter jurisdiction. The Order also dismissed the Table Mountain Tribe's counterclaim against the Company. The Company has appealed the District Court's order and the Ninth Circuit has granted a stay of the appeal at the Company's request to allow the Company to pursue its claims in State Court. On December 8, 2000 the Company filed a suit against the Table Mountain Tribe in the Superior Court of the State of California asserting essentially the same claims. The Company intends to vigorously pursue its litigation against the Table Mountain Tribe.

                           AMERICAN VANTAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 5 - FUTURE OPERATIONS

The loss of casino consulting fees had a material adverse effect on the operations of the Company. The Company has begun a corporate restructuring to divest itself of its non-core assets. Although the restructuring has not been finalized, it will involve the sale of the land held for sale and the disposition of other existing operations/investments and may include the acquisition of new subsidiaries or a merger transaction. Until such time as, and if, these efforts are successful, the Company will utilize accumulated cash reserves to provide working capital for corporate operating expenses.

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

OVERVIEW - FACTORS THAT MAY AFFECT FUTURE RESULTS

Until May 1999, the Company derived all of its revenues from providing consulting services to the Table Mountain Casino. In May 1999, the Table Mountain Tribe voted to prematurely terminate the contracts it had with the Company and since May 1999 has not honored the consulting and termination contracts. As a result, the Company's primary source of revenue for Fiscal 2000 was eliminated and it had a significant negative impact on the operations of the Company and its source of funds (see "Note 4 - Litigation with the Table Mountain Tribe" of Notes to Consolidated Financial Statements). The Company has begun a corporate restructuring to divest itself of its non-core assets. Although the restructuring has not been finalized, it will involve the sale of the land held for sale and the disposition of other existing operations/investments and may include the acquisition of new subsidiaries or a merger transaction. Until such time as, and if, these efforts are successful, the Company will utilize accumulated cash reserves to provide working capital for corporate operating expenses. The discontinuance of the WCW Nitro Grill and the divestiture of the Placement 2000.Com, Inc. ("Placement") operation will eliminate the negative cash flows these operations have experienced.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2001 COMPARED WITH THE SIX MONTHS ENDED JANUARY 31, 2000

REVENUES
The closure of the WCW Nitro Grill and the divestiture of Placement resulted in the elimination of the Company's sources of revenues. The operating results of these two companies are reported as discontinued operations.

COSTS AND EXPENSES
Casino consulting expenses in the six month period ended January 31, 2001 ("Fiscal 2001") decreased to $54,000, down 84.1%, from $340,000 in the six month period ended January 31, 2000 ("Fiscal 2000"). Expenses in Fiscal 2001 are comprised principally of legal expenses incurred in the litigation with the Table Mountain Tribe.

The Company incurred $16,000 in death care operating expenses, principally real estate taxes, in Fiscal 2001. Expenses in Fiscal 2000 were comprised mainly of developmental costs. In December 1999, the Board of Directors decided to cancel plans to develop the cemetery/funeral home project on the 40 acre parcel of land purchased for this project. Proceeds from the sale of this parcel and another 20 acre parcel of land owned by the Company will be allocated toward development of the Company's new corporate growth plans. As a result, capitalized costs related to the development of the cemetery/funeral home project were written off as death care operations expense in the second quarter of Fiscal 2000.

General and administrative expenses in Fiscal 2001 decreased by $159,000 or 14.1% from Fiscal 2000. The decrease resulted from a combination of increases/decreases in various items. There was an increase in payroll costs, which previously were allocated to casino consulting and the discontinued Nitro Grill restaurant operations and now are charged to general and administrative. Also, increases were experienced in accounting/auditing fees and directors fees. The Board of Directors was expanded from five to seven members. Legal fees decreased $206,000 in Fiscal 2001. This is attributed principally to stock options granted in Fiscal 2000 for legal services valued at $165,000. These options expired in December 2000. No additional options were granted in Fiscal 2001.

Amortization and depreciation was $13,000 and $15,000 in Fiscal 2001 and 2000, respectively.

The income/loss of unconsolidated restaurant subsidiary in Fiscal 2001 and Fiscal 2000 represents 100% of the income/loss from operations of the 49% owned restaurant investment. The restaurant began operations in June 1999. In the future, if the restaurant continues to have net income, the Company will recognize all such income until prior losses have been offset and thereafter net income will be split proportionate to ownership interests.

OTHER ITEMS
Interest income from time deposits with financial institutions and interest earned on the mortgage note receivable totaled $364,000 and $457,000 in Fiscal 2001 and 2000, respectively.

The Company recorded current income tax benefits of $542,000 and $889,000 for Fiscal 2001 and Fiscal 2000, respectively. Deferred income tax benefits totaled $38,000 in Fiscal 2001 and deferred income tax expense was $117,000 for Fiscal 2000.

Net loss from continuing operations was $298,000 ($0.06 per basic and diluted loss per share) and $1,028,000 ($0.21 per basic and diluted loss per share) for Fiscal 2001 and Fiscal 2000, respectively.

Net loss was $987,000 ($0.20 basic and diluted loss per share) and $1,618,000 ($0.33 basic and diluted loss per share) for Fiscal 2001 and Fiscal 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2001, the Company had consolidated working capital of $10,781,000, as compared with working capital of $10,610,000 at July 31, 2000.

INVESTING ACTIVITIES:
The Company received cash distributions ($350,000) from the unconsolidated restaurant subsidiary during the six months ended January 31, 2001. The mortgage note receivable was collected in Fiscal 2001 ($1,300,000). In conjunction with the divestiture of Placement, $530,000 was transferred from restricted to unrestricted cash.

In Fiscal 2000, the Company acquired Placement; made an additional investment in the unconsolidated restaurant subsidiary and loaned $1,300,000 on a mortgage note receivable.

FINANCING ACTIVITIES:
In the six month period ended January 31, 2001, the Company recorded $25,000 of proceeds from the issuance of its common stock and repurchased and retired its common stock for $26,000. No funds were used in the six month period ended January 31, 2000 for financing activities

Historically, the Company has provided funds for its operations from operating activities, financing from financial institutions and stockholders, and issuance of common stock, and it will likely continue to use these sources of liquidity in the future. The Table Mountain Tribe's failure to honor the Company's consulting and termination agreements had a significant negative impact on the Company's operations and its source of funds.

During Fiscal 2000, the Company began a corporate restructuring to divest itself of its non-core assets. Although the restructuring has not been finalized, it will involve the sale of the land held for sale and the disposition of other existing operations/investments and may include the acquisition of new subsidiaries or a merger transaction. Until such time as, and if, these efforts are successful, the Company will utilize accumulated cash reserves to provide working capital for corporate operating expenses. The discontinuance of the WCW Nitro Grill and the divestiture of the Placement operation will eliminate the negative cash flows these operations have experienced. The Company has always sought and will continue to seek any business venture which the Company believes affords an opportunity to increase stockholder value. In the event any of these opportunities come to fruition, management will consider satisfying financing requirements from working capital, through borrowing or capital infusion through the public or private placement of common stock of the Company or its subsidiaries.

                                     PART II
                                OTHER INFORMATION


Item 2.  See Part 1, Note 4 of Notes to Consolidated Financial Statements

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits
                                   None

                  (b)      Reports on Form 8-K
                                   On February 20, 2001, the Registrant filed a
                                   Report on Form 8-K reporting the sale of its 80% ownership of the capital stock of Placement 2000.Com, Inc.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           AMERICAN VANTAGE COMPANIES

Dated:            March 15, 2001           By: /s/ Ronald J. Tassinari
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