Form 10QSB
period 2001-04-30
AMERICAN VANTAGE COMPANIES
filed 2001-06-14
CIK 315428

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2001
Commission File No. 0-10061

AMERICAN VANTAGE COMPANIES
(Exact name of small business issuer as specified in its charter)

Nevada	04-2709807

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6787 W. Tropicana, Ste 200, Las Vegas, Nevada	89103

(Address of Principal Executive Offices)	(Zip Code)

(702) 227-9800
(Registrant’s Telephone Number, including Area Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value, 4,865,856 shares at June 12, 2001.

Transitional Small Business Disclosure Format Yes          No   X

PART 1
FINANCIAL INFORMATION

American Vantage Companies
Consolidated Balance Sheets
April 30, 2001 and July 31, 2000

	April 30,	July 31,
	2001	2000

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$9,569,000	$7,199,000

Accrued interest	61,000	189,000

Mortgage note receivable	—	1,300,000

Refundable income taxes	1,177,000	1,708,000

Deferred income tax asset	138,000	641,000

Prepaid expenses	31,000	60,000

Total current assets	10,976,000	11,097,000

Property and equipment, net	130,000	148,000

Land held for sale	4,894,000	4,894,000

Investment in unconsolidated restaurant subsidiary	1,842,000	2,038,000

Deferred income tax asset	85,000	92,000

Net assets of discontinued restaurant operation	—	232,000

Net assets of discontinued recruitment operation	—	431,000

Other assets —principally restricted cash in 2000	15,000	538,000

	$17,942,000	$19,470,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$162,000	$295,000

Accrued expenses	215,000	300,000

Total current liabilities	377,000	595,000

Commitments and contingency	—	—

Stockholders’ equity:

Common stock, $.01 par; 30,000,000 shares authorized; shares issued and outstanding - 4,865,856 and 4,858,256	49,000	49,000

Preferred stock, $.01 par; 10,000,000 shares authorized; shares issued and outstanding —none	—	—

Capital in excess of par	2,940,000	2,941,000

Capital in excess of par —stock options	278,000	278,000

Retained earnings	14,298,000	15,607,000

	17,565,000	18,875,000

	$17,942,000	$19,470,000

See Notes to Consolidated Financial Statements.

American Vantage Companies
Consolidated Statements of Loss
Nine Months Ended April 30, 2001 and 2000
(Unaudited)

	2001	2000

Revenues	$—	$—

Costs and expenses:

Casino consulting	151,000	470,000

Death care operations	24,000	293,000

General and administrative	1,476,000	1,617,000

Amortization and depreciation	19,000	23,000

(Income) loss of unconsolidated restaurant subsidiary	(304,000)	235,000

	1,366,000	2,638,000

Loss from continuing operations	(1,366,000)	(2,638,000)

Other income:

Interest income	496,000	708,000

Interest expense	—	(2,000)

Miscellaneous	1,000	9,000

	497,000	715,000

Loss from continuing operations before income taxes	(869,000)	(1,923,000)

Income tax benefit (expense):

Current:

State	5,000	(3,000)

Federal	838,000	727,000

Deferred:

State	—	(49,000)

Federal	(510,000)	(79,000)

	333,000	596,000

Loss from continuing operations	(536,000)	(1,327,000)

Discontinued operations:

Discontinued recruitment operation, net of minority interest ($88,000-2001; $56,000-2000), write off of goodwill ($250,000-2001) and income tax benefits ($320,000-2001; $85,000-2000)	(621,000)	(737,000)

Discontinued restaurant operation, net of income tax benefits ($79,000-2001; $379,000-2000)	(152,000)	(164,000)

Net loss	$(1,309,000)	$(2,228,000)

Loss per common share —basic:

Loss from continuing operations	$(0.11)	$(0.27)

Discontinued operations	(0.16)	(0.19)

Net loss	$(0.27)	$(0.46)

Loss per common share —diluted:

Loss from continuing operations	$(0.11)	$(0.27)

Discontinued operations	(0.16)	(0.19)

Net loss	$(0.27)	$(0.46)

Weighted average number of common shares and common share equivalents:

Basic	4,866,000	4,887,000

Stock options and warrants	—	—

Diluted	4,866,000	4,887,000

See Notes to Consolidated Financial Statements.

American Vantage Companies
Consolidated Statements of Loss
Three Months Ended April 30, 2001 and 2000
(Unaudited)

	2001	2000

Revenues	$—	$—

Costs and expenses:

Casino consulting	97,000	130,000

Death care operations	8,000	15,000

General and administrative	509,000	488,000

Amortization and depreciation	6,000	6,000

(Income) loss of unconsolidated restaurant subsidiary	(140,000)	43,000

	480,000	682,000

Loss from continuing operations	(480,000)	(682,000)

Other income:

Interest income	132,000	251,000

Interest expense	—	(2,000)

Miscellaneous	—	8,000

	132,000	257,000

Loss from continuing operations before income taxes	(348,000)	(425,000)

Income tax benefit (expense):

Current:

State	—	(9,000)

Federal	658,000	147,000

Deferred:

State	(1,000)	(1,000)

Federal	(548,000)	(10,000)

	109,000	127,000

Loss from continuing operations	(239,000)	(298,000)

Discontinued operations:

Discontinued recruitment operation, net of minority interest ($0-2001; $40,000-2000) and income tax benefits ($0-2001; $58,000-2000)	—	(112,000)

Discontinued restaurant operation, net of income tax benefits ($43,000-2001; $103,000-2000)	(83,000)	(200,000)

Net loss	$(322,000)	$(610,000)

Loss per common share —basic:

Loss from continuing operations	$(0.05)	$(0.06)

Discontinued operations	(0.02)	(0.06)

Net loss	$(0.07)	$(0.12)

Loss per common share —diluted:

Loss from continuing operations	$(0.05)	$(0.06)

Discontinued operations	(0.02)	(0.06)

Net loss	$(0.07)	$(0.12)

Weighted average number of common shares and common share equivalents:

Basic	4,866,000	4,887,000

Stock options and warrants	—	—

Diluted	4,866,000	4,887,000

See Notes to Consolidated Financial Statements.

American Vantage Companies
Consolidated Statements of Cash Flows
Nine Months Ended April 30, 2001 and 2000
(Unaudited)

	2001	2000

Cash flows from operating activities:

Net loss	$(1,309,000)	$(2,228,000)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

(Income) loss of unconsolidated restaurant subsidiary	(304,000)	235,000

Amortization and depreciation	19,000	23,000

Write off of improvements to land held for investment or development	—	211,000

Stock options issued for services	—	178,000

Deferred income tax benefit	510,000	128,000

Changes in other assets and liabilities, net	462,000	(1,613,000)

Changes in net assets of discontinued restaurant operations	232,000	426,000

Changes in net assets of discontinued recruitment operations	431,000	(858,000)

	1,350,000	(1,270,000)

Net cash provided (used) by operating activities	41,000	(3,498,000)

Cash flows from investing activities:

Options issued in purchase of discontinued recruitment operation	—	99,000

Restricted cash transferred to unrestricted in 2001	530,000	(500,000)

Mortgage note receivable	1,300,000	(1,300,000)

Additional investment in unconsolidated subsidiary	—	(1,550,000)

Cash distribution from unconsolidated restaurant subsidiary	500,000	—

Purchase of property and equipment, net	—	(13,000)

Net cash provided (used) by investing activities	2,330,000	(3,264,000)

Cash flows from financing activities:

Repurchase of common stock	(26,000)	—

Proceeds from issuance of common stock	25,000	—

Net cash used by financing activities	(1,000)	—

Net increase (decrease) in cash and cash equivalents	2,370,000	(6,762,000)

Cash and cash equivalents, at beginning of period	7,199,000	12,626,000

Cash and cash equivalents, at end of period	$9,569,000	$5,864,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$—	$2,000

Non-cash activities:

Common stock options issued for services	$—	178,000

Common stock options issued in purchase of Placement 2000.Com, Inc.	$—	99,000

See Notes to Consolidated Financial Statements.

American Vantage Companies
Consolidated Statements of Stockholders’ Equity
Year Ended July 31, 2000 and Nine Months
Ended April 30, 2001 (Unaudited)

				Capital
				in excess
	Common stock		Capital	of par -
			in excess	stock	Retained
	Shares	Dollars	of par	options	earnings

Balance, July 31, 1999	4,887,000	$49,000	$2,974,000	—	$19,459,000

Issuance of common stock options for services	—	—	—	179,000	—

Issuance of common stock options in acquisition of Placement 2000.Com, Inc.	—	—	—	99,000	—

Shares repurchased and retired	(28,744)	—	(33,000)	—	—

Net loss for the year	—	—	—	—	(3,852,000)

Balance, July 31, 2000	4,858,256	49,000	2,941,000	278,000	15,607,000

Shares issued	22,333	—	25,000	—	—

Shares repurchased and retired	(14,733)	—	(26,000)	—	—

Net loss for the period	—	—	—	—	(1,309,000)

Balance, April 30, 2001	4,865,856	$49,000	$2,940,000	$278,000	$14,298,000

See Notes to Consolidated Financial Statements.

American Vantage Companies
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

As permitted by the Securities and Exchange Commission under Item 310 (b) of Regulation S-B, the accompanying consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of American Vantage Companies and its majority owned subsidiaries (the “Company”). A 49% owned restaurant subsidiary is reported in the consolidated balance sheet at the Company’s equity in net assets of the subsidiary. The Company has reported all (100%) of the income/loss of the unconsolidated subsidiary in the accompanying consolidated statements of loss for the three and nine month periods ended April 30, 2001 and 2000. For additional disclosures, refer to the Annual Report on Form 10-KSB of the Company for the year ended July 31, 2000 (“Fiscal 2000”).

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

The computations of basic earnings per common share are based on the weighted average number of common shares outstanding. The computations of diluted earnings per share are based on the weighted average number of common shares and common share equivalents outstanding. Stock purchase options outstanding and exercisable at or below the market price are considered common share equivalents. Common share equivalents are not included in the computation of loss per share in the interim periods for the year ending July 31, 2001 (“Fiscal 2001”) and Fiscal 2000 because the effect would be antidilutive.

Results of the interim periods are not necessarily indicative of those to be expected for the full year.

NOTE 2 — INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company owns a 49% interest in Border Grill Las Vegas, LLC (“BGLV”), which owns the Border Grill restaurant. The restaurant is located in the Mandalay Bay Resort & Casino on the Las Vegas Strip in Las Vegas, Nevada. The Company invested $2,750,000 in BGLV.

All (100%) of the income/loss from the operations for the restaurant is reported as income/loss of unconsolidated subsidiary in the consolidated statements of loss for the three and nine month periods ended April 30, 2001 and 2000. In the future, if the restaurant continues to have net income, the Company will recognize all such income until prior losses have been offset and, thereafter, net income will be split proportionate to ownership interests.

BGLV has an operating agreement with an entity owned by the majority owners requiring payments equal to 5% of the gross sales of the restaurant.

American Vantage Companies
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 — DISCONTINUED OPERATIONS

WCW Nitro Grill

The Company owns an 88% interest in a consolidated subsidiary, which operated the WCW Nitro Grill restaurant in the Excalibur Hotel and Casino on the Las Vegas Strip in Las Vegas, Nevada.

On September 30, 2000, the Company closed the restaurant. At October 31, 2000, additional estimated losses of $68,000 (net of an income tax benefit of $34,000) were recorded to provide for the final resolution of the restaurant’s operations, which principally involves selling off the remaining inventory and equipment. The costs of the closure and its operating losses for the three and nine month periods ended April 30, 2001 and 2000 are reported as loss from operations of discontinued restaurant operation in the accompanying consolidated statements of loss. The financial statements for the three and nine month periods ended April 30, 2000 have been restated to report the operations of the subsidiary as a discontinued operation.

The discontinued operation had revenues of $0 and $488,000 for the three and nine month periods ended April 30, 2001, respectively. The discontinued operation had revenues of $744,000 and $2,537,000 for the three and nine month periods ended April 30, 2000, respectively.

The net assets of the discontinued operation at July 31, 2001 have been recorded at their estimated net realizable value under the caption “Net assets of discontinued operation —restaurant “ in the accompanying consolidated balance sheets. The net assets of the discontinued operation were written off in the three month period ended April 30, 2001.

Placement 2000.Com, Inc.

Effective December 1, 1999, the Company acquired an 80% interest in Placement 2000.Com, Inc. (“Placement”) for $1 million in cash plus up to an additional $2 million in cash, contingent on future events and earnings, to be used for Placement’s general corporate purposes. The Company granted options to Placement’s former principal, who remained with Placement, to purchase up to 333,334 shares of the Company’s common stock. A portion of the options (66,667) were exercisable as of the acquisition date, and the remainder (266,667) were exercisable if certain profitability goals were met. None of the options were exercised.

The $1,099,000 purchase price recorded at December 1, 1999 was comprised of $1,000,000 in cash and the value of stock options, which were exercisable as of the acquisition date. Additionally, $500,000 of the contingent purchase price was placed into an escrow account and was to be paid to Placement if future events occur. The acquisition was accounted for as a purchase. The excess of the total acquisition price over the fair value of the net assets acquired (“goodwill”) totaled $276,000 and was being amortized on a straight line basis over seven (7) years. In Fiscal 2001, the Company advanced $219,000 to Placement for operating capital.

Effective January 31, 2001, the Company sold its interest to Placement’s former majority owner, in exchange for the stock options originally granted to him in the purchase of the subsidiary. The Company and the subsidiary and its principals exchanged general releases and provided indemnification to one

American Vantage Companies
Notes to Consolidated Financial Statements
(Unaudited)

another.

All assets and liabilities of Placement have been removed from the Company’s consolidated balance sheet as of January 31, 2001. The net assets of the discontinued operation at July 31, 2000 have been recorded under the caption “Net assets of discontinued operation — recruitment ” in the accompanying consolidated balance sheets.

Operations of Placement after December 1, 1999 are included in the Company’s consolidated statements of loss. The operations of Placement have been reported as “Discontinued Recruitment Operation” in the accompanying consolidated statements of loss for the interim periods of Fiscal 2001 and 2000. The discontinued operation had revenues of $0 and $586,000 for the three and nine month periods ended April 30, 2001, respectively. Its revenues were $145,000 and $282,000 for the three and nine month periods ended April 30, 2000, respectively.

Unamortized goodwill associated with the acquisition of Placement ($250,000) was expensed in the first quarter of Fiscal 2001.

NOTE 4 — LITIGATION WITH THE TABLE MOUNTAIN TRIBE

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

In June 1999, the Company filed a lawsuit in the United States District Court, Eastern District of California (“District Court”) against the Table Mountain Tribe. The lawsuit sought to recover payments totaling $3,150,000 due under the first (buyout) contract. And under the consulting contract, the Company sought an award of $790,000, which represents only the base fees provided by the contract. The Company also sought interest, court costs and additional unspecified and “to be determined” consulting fees that would have been due during the remainder of the consulting term.

The Table Mountain Tribe filed a countersuit against the Company claiming the consulting contracts are invalid, for several reasons, and requesting restitution for all consulting fees paid to the Company during the period of the contracts.

In September 2000, an Order (“Order”) was filed with the District Court by Judge Anthony W. Ishii dismissing, with prejudice, the Company’s claims against the Table Mountain Tribe due to the District Court’s lack of subject matter jurisdiction. The Order also dismissed the Table Mountain Tribe’s counterclaim against the Company. The Company has appealed the District Court’s order and the Ninth Circuit has granted a stay of the appeal at the Company’s request to allow the Company to pursue its claims in State Court. On December 8, 2000 the Company filed a suit against the Table Mountain Tribe in the Superior Court of the State of California asserting essentially the same claims. In April 2001, the Superior Court dismissed the Company’s civil action based on the Court’s determination that federal law

American Vantage Companies
Notes to Consolidated Financial Statements
(Unaudited)

completely preempts the field of Indian gaming, but the state court made no ruling on the merits of the action. The Company intends to vigorously pursue its litigation against the Table Mountain Tribe. This may involve appealing the state court’s decision and continuing to pursue its claim in the Ninth Circuit Federal Appeals Court.

NOTE 5 — SUBSEQUENT EVENT

In May 2001, the Company entered into an agreement to sell the 20 acre parcel of land it owns in North Las Vegas, Nevada for $2,400,000. The agreement provides for payment of the sales price in cash and the transaction is to be closed by June 18, 2001.

NOTE 6 — FUTURE OPERATIONS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

Statement on Forward-Looking Statements

Included in this Item 2 and in the Notes to the Consolidated Financial Statements are certain forward-looking statements reflecting the Company’s current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company’s financial goals or expectations will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company’s actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management, Federal and state regulation of the restaurant industry, domestic and global economic conditions and changes in Federal and State tax laws or the administration of such laws. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this report is filed, and that may have an effect on the Company’s overall performance.

Overview — Factors That May Affect Future Results

Until May 1999, the Company derived all of its revenues from providing consulting services to the Table Mountain Casino. In May 1999, the Table Mountain Tribe voted to prematurely terminate the contracts it had with the Company and since May 1999 has not honored the consulting and termination contracts. As a result, the Company’s primary source of revenue was eliminated and it had a significant negative impact on the operations of the Company and its source of funds (see “Note 4 — Litigation with the Table Mountain Tribe” of Notes to Consolidated Financial Statements). The Company has begun a corporate restructuring to divest itself of its non-core assets. Although the restructuring has not been finalized, it will involve the sale of the land held for sale and the disposition of other existing operations/investments and may include the acquisition of new subsidiaries or a merger transaction. Until such time as, and if, these efforts are successful, the Company will utilize accumulated cash reserves to provide working capital for corporate operating expenses. The discontinuance of the WCW Nitro Grill and the divestiture of the Placement 2000.Com, Inc. (“Placement”) operation will eliminate the negative cash flows these operations have experienced.

Results of Operations

Nine Months Ended April 30, 2001 Compared With The Nine Months Ended April 30, 2000

Revenues
The closure of the WCW Nitro Grill and the divestiture of Placement resulted in the elimination of the Company’s sources of revenues. The operating results of these two companies are reported as discontinued operations.

Costs and Expenses
Casino consulting expenses in the nine month period ended April 30, 2001 (“Fiscal 2001”) decreased to $151,000, down 67.9%, from $470,000 in the nine month period ended April 30, 2000 (“Fiscal 2000”). Expenses in Fiscal 2001 are comprised principally of legal expenses incurred in the litigation with the Table Mountain Tribe.

The Company incurred $24,000 in death care operating expenses, principally real estate taxes, in Fiscal 2001. Expenses in Fiscal 2000 were comprised mainly of developmental costs. In December 1999, the Board of Directors decided to cancel plans to develop the cemetery/funeral home project on the 40 acre parcel of land purchased for this project. Proceeds from the sale of this parcel and another 20 acre parcel of land owned by the Company will be allocated toward development of the Company’s new corporate growth plans. As a result, capitalized costs related to the development of the cemetery/funeral home project ($211,000) were written off as death care operations expense in the second quarter of Fiscal 2000. In May 2001, the Company entered into an agreement to sell the 20 acre parcel for $2,400,000. The sales agreement provides for payment of the sales price in cash and is to be closed by June 18, 2001.

General and administrative expenses in Fiscal 2001 decreased by $141,000 or 8.7% from Fiscal 2000. The decrease resulted from a combination of increases/decreases in various items. There was an increase in payroll costs ($68,000), which previously were allocated between general and administrative, casino consulting and the discontinued Nitro Grill restaurant operations and now are charged solely to general and administrative. Also, directors fees and related expenses increased $25,000. The Board of Directors was expanded from five to seven members in July 2000. Consulting fees decreased $44,000 in Fiscal 2001. Legal fees decreased $151,000 in Fiscal 2001. This is attributed principally to stock options granted in Fiscal 2000 for legal services valued at $165,000. These options expired in December 2000. No additional options were granted in Fiscal 2001.

Amortization and depreciation was $19,000 and $23,000 in Fiscal 2001 and 2000, respectively.

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

Other items
Interest income from time deposits with financial institutions and interest earned on the mortgage note receivable totaled $496,000 and $708,000 in Fiscal 2001 and 2000, respectively. Interest rates on time deposits have decreased in Fiscal 2001 and the mortgage receivable was paid off in the second quarter of Fiscal 2001. These events caused interest income to decrease in Fiscal 2001.

The Company recorded current income tax benefits of $843,000 and $724,000 for Fiscal 2001 and Fiscal 2000, respectively. Deferred income tax expense totaled $510,000 and $128,000 for Fiscal 2001 and 2000, respectively.

The losses on Discontinued Recruitment Operation and Discontinued Restaurant Operation in Fiscal 2001 represent the operating losses incurred prior to the closing of the operations and the cost of closing them. The Statement of Loss for Fiscal 2000 has been restated to report the subsidiaries as discontinued operations.

Net loss from continuing operations was $536,000 ($0.11 per basic and diluted loss per share) and $1,327,000 ($0.27 per basic and diluted loss per share) for Fiscal 2001 and Fiscal 2000, respectively.

Net loss was $1,309,000 ($0.27 basic and diluted loss per share) and $2,228,000 ($0.46 basic and diluted loss per share) for Fiscal 2001 and Fiscal 2000, respectively.

Liquidity and Capital Resources

At April 30, 2001, the Company had consolidated working capital of $10,599,000, as compared with working capital of $10,502,000 at July 31, 2000.

Investing activities:
The Company received cash distributions ($500,000) from the unconsolidated restaurant subsidiary during the nine months ended April 30, 2001. The mortgage note receivable was collected in Fiscal 2001 ($1,300,000). In conjunction with the divestiture of Placement, $530,000 was transferred from restricted to unrestricted cash.

In Fiscal 2000, the Company acquired Placement; made an additional investment in the unconsolidated restaurant subsidiary and loaned $1,300,000 on a mortgage note receivable.

Financing activities:
In the nine month period ended April 30, 2001, the Company recorded $25,000 of proceeds from the issuance of its common stock and repurchased and retired its common stock for $26,000. No funds were used in the nine month period ended April 30, 2000 for financing activities.

Historically, the Company has provided funds for its operations from operating activities, financing from financial institutions and stockholders, and issuance of common stock, and it will likely continue to use these sources of liquidity in the future. The Table Mountain Tribe’s failure to honor the Company’s consulting and termination agreements had a significant negative impact on the Company’s operations and its source of funds.

During Fiscal 2000, the Company began a corporate restructuring to divest itself of its non-core assets. Although the restructuring has not been finalized, it will involve the sale of the land held for sale and the disposition of other existing operations/investments and may include the acquisition of new subsidiaries or a merger transaction. Until such time as, and if, these efforts are successful, the Company will utilize accumulated cash reserves to provide working capital for corporate operating expenses. The discontinuance of the WCW Nitro Grill and the divestiture of the Placement operation will eliminate the negative cash flows these operations have experienced. The Company has always sought and will continue to seek any business venture, which the Company believes afford an opportunity to increase stockholder value. In the event any of these opportunities come to fruition, management will consider satisfying financing requirements from working capital, through borrowing or capital infusion through the public or private placement of common stock of the Company or its subsidiaries.

PART II
OTHER INFORMATION

Item 1. See Part 1, Note 4 of Notes to Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

      (b) Reports on Form 8-K

On February 20, 2001, the Registrant filed a Report on Form 8-K (Item 5) reporting the sale of its 80% ownership of the capital stock of Placement 2000.Com, Inc.

On April 25, 2001, the Registrant filed a Report on Form 8-K (Item 5) reporting the dismissal by the Superior Court of California of the Company’s claims for essentially breach of contract against the Table Mountain Rancheria Band of Indians.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANTAGE COMPANIES

Dated: June 12, 2001 Las Vegas, Nevada	By: /s/ Ronald J. Tassinari Ronald J. Tassinari President (Principal Executive Officer)

By: /s/ Roy K. Keefer Roy K. Keefer (Chief Financial Officer and Accounting Officer)