Form 10KSB
period 2001-07-31
AMERICAN VANTAGE COMPANIES
filed 2001-10-26
CIK 315428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OF 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2001

TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number 0-10061

AMERICAN VANTAGE COMPANIES
(Name of small business issuer in its charter)

Nevada	04-2709807

(State or other jurisdiction	(I.R.S. Employer

of incorporation or organization)	Identification No.)

6787 West Tropicana, Suite 200,	89103

Las Vegas, Nevada	(zip code)

(Address of principal executive offices)

Issuer’s telephone number:
(702) 227-9800

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

YES    NO

         Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         State issuer’s revenues for its most recent fiscal year.    $0

         The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant computed by reference to the closing sale price of $1.45 for the Company’s Common Stock, as reported by NASDAQ on October 24, 2001 was approximately $6,377,380 (assuming for purposes of such calculation that all officers and directors of the Issuer are affiliates).

         The number of shares outstanding of the Issuer’s Common Stock at October 24, 2001 was 4,865,856.

         Transitional Small Business Disclosure Format (check one):YES    NO

PART I
Item 1. Description of Business
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Company’s Common Stock and Related Stockholder Matters
Item 6. Management’s Discussion and Analysis or Plan of Operation
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
Item 10. Executive Compensation
OPTION GRANTS IN LAST FISCAL YEAR [Individual Grants]
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES TABLE
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits, List and Reports on Form 8-K
SIGNATURES
AMERICAN VANTAGE COMPANIES YEARS ENDED JULY 31, 2001 AND 2000
CONTENTS
INDEPENDENT AUDITORS’ REPORT
AMERICAN VANTAGE COMPANIES CONSOLIDATED BALANCE SHEETS JULY 31, 2001 AND 2000
AMERICAN VANTAGE COMPANIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED JULY 31, 2001 AND 2000
AMERICAN VANTAGE COMPANIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY YEARS ENDED JULY 31, 2001 AND 2000
AMERICAN VANTAGE COMPANIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED JULY 31, 2001 AND 2000
AMERICAN VANTAGE COMPANIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JULY 31, 2001 AND 2000
EX-21.1
EX-23.1

PART I

Item 1. Description of Business

Development of Business

         American Vantage Companies (the “Company”) is currently reviewing opportunities in order to maximize its resources. The Company sold its 20 acre parcel of land in Fiscal 2001, as described below, and intends to sell certain of its other principal assets in order to provide cash resources sufficient to acquire, merge into or make an investment in an existing business or businesses.

         The Company had been engaged in providing gaming consulting services to Table Mountain Casino & Bingo, a tribal gaming enterprise on a Federal Indian Rancheria in Friant, California (the “Table Mountain Casino”) until May 1999 when its contract to provide consulting services to the Table Mountain Casino was prematurely terminated by the Table Mountain Band of Indians (the “Table Mountain Tribe”). See “Item 1. Description of Business — Table Mountain Casino.”

         In May 1999, Sitka Restaurant Group, Inc. (“Sitka”), a majority-owned subsidiary of the Company, opened the WCW Nitro Grill (the “Nitro Grill”), a themed restaurant, in the Excalibur Hotel and Casino (the “Excalibur”) in Las Vegas, Nevada. The Company closed the Nitro Grill in September 2000. See “Item 1. Description of Business — WCW Nitro Grill.”

         In February 1999, Vantage Bay Group, Inc. (“Vantage Bay”), a wholly-owned subsidiary of the Company, purchased a 49% interest in the Border Grill (the “Border Grill”), a restaurant located in the Mandalay Bay Hotel and Casino in Las Vegas, Nevada. The Border Grill opened in June 1999.

         On February 6, 2001, the Company completed a transaction pursuant to which it transferred its 80% ownership interest in Placement 2000.com, Inc. (“Placement”) to Michael Woloshin for certain consideration, effective January 31, 2001. Mr. Woloshin was a founder of Placement. See “Item 1. Description of Business — Placement.”

         In June 2001, the Company sold to P.T. Corporation, a Nevada Corporation, approximately 20 acres of undeveloped real property located in North Las Vegas, Nevada for a purchase price of $2,246,000 (net). The Company acquired the 20 acre parcel in February 1998 for $1,350,000.

         The Company was incorporated in Nevada in 1979, under the name Western Casinos, Inc. The Company changed its name to American Casino Enterprises, Inc. in 1979 and then changed its name to American Vantage Companies in March 1997. The Company was originally formed to engage in the business of recreational and leisure time activities, including casino gaming. In January 1991, the Company completed the purchase of all of the capital stock of Millerton Games, Inc., which held a management consulting contract with Table Mountain Casino.

         All references herein to the Company refer to the Company and its subsidiaries unless the context otherwise requires. The Company’s principal executive offices are located at 6787 West Tropicana, Suite 200, Las Vegas, Nevada 89103, and its telephone number is (702) 227-9800.

Table Mountain Casino

         On February 1, 1996, the Company entered into a termination agreement (the “Termination Agreement”) with the Table Mountain Tribe which terminated the Company’s 1993 consulting agreement (the “1993 Agreement”) and simultaneously entered into a new consulting agreement (the “1996 Agreement”). Under the conditions of the Termination Agreement, commencing February 1, 1996, the Table Mountain Tribe was required to pay the Company 48 monthly installments of $350,000 in consideration for termination of the 1993 Agreement. However, no payment was required for any month in which the net income of the Table Mountain Casino did not equal or exceed $1 million. The term of the Termination Agreement was to be automatically extended by one month for each month that no payment was required thereunder, up to a maximum of 12 months.

         The 1996 Agreement required that the Company consult and provide technical assistance, training and advice to the Table Mountain Tribe concerning all matters relating to the operation and business activities of the

Table Mountain Casino, including but not limited to organization and administration, planning and development, gaming activities, internal controls and accounting procedures, cage operations, engineering and maintenance, housekeeping, human resources, management information services, marketing and advertising, purchasing, surveillance, security and food and beverage operations. The 1996 Agreement was amended in both June 1997 and October 1997. The term of the 1996 Agreement, as amended, expired on June 30, 2000. For its services under the 1996 Agreement, as amended, the Company was to receive minimum monthly payments of $50,000. The Table Mountain Tribe was also required to pay the Company additional monies for certain increments of monthly Table Mountain Casino net income in excess of the first $1.5 million of net revenue from the operations of Table Mountain Casino.

         On May 20, 1999, the Company received formal written notice from the legal counsel of the Table Mountain Tribe that the General Council of the Table Mountain Tribe voted to terminate the Company’s contract to provide consulting services to the Table Mountain Casino.

         In June 1999, the Company brought a civil action in the United States District Court, Eastern District of California, Fresno Division (the “District Court”) against the Table Mountain Tribe for breach of the Company’s contract with the Table Mountain Tribe. The lawsuit seeks to recover payments totaling $3,150,000 due under the Termination Agreement and the Company seeks an award of $790,000, which represents only the base fees due under the 1996 Agreement. The Company also seeks interest, court costs and additional unspecified and “to be determined” consulting fees that would have been due during the remainder of the consulting term.

         The Table Mountain Tribe filed a counterclaim against the Company claiming the consulting contracts are invalid for several reasons and requesting restitution for all consulting fees paid to the Company during the period of the contracts.

         In September 2000, an order was filed by District Court Judge Anthony W. Ishii who dismissed the Company’s claims against the Table Mountain Tribe due to the District Court’s lack of subject matter jurisdiction. The order also dismissed the Table Mountain Tribe’s counterclaim against the Company. The District Court made no ruling on the merits of the action. The Company has appealed the order of the District Court to the Ninth Circuit Court of Appeals, which has yet to rule.

         On December 8, 2000, the Company filed a virtually identical suit against the Table Mountain Tribe in the Fresno County Superior Court of the State of California. In April, 2001, an order was filed by Superior Court Judge Stephen J. Kane who dismissed the Company’s civil action for lack of subject matter jurisdiction based on the Superior Court’s determination that federal law completely preempts the field of Indian gaming. The Superior Court, however, made no ruling on the merits of the action. In July 2001, the Company filed an appeal with the California State Court of Appeals, Fifth District, which has not yet ruled.

         The Company continues to actively pursue its legal claims against the Table Mountain Tribe.

WCW Nitro Grill

         On November 12, 1998, Sitka entered into a license agreement (the “License Agreement”) with World Championship Wrestling, Inc. (“WCW”) to develop one or more themed restaurants to be named the WCW Nitro Grill. The Company agreed to guarantee all payments due from Sitka to WCW.

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

         On November 19, 1998, Sitka entered into a ten-year lease for restaurant space (the “Lease”) with New Castle Corp. (“New Castle”), doing business as the Excalibur Hotel and Casino, for the location of the first Nitro Grill. The Lease was terminable by either party upon 120 days written notice to the other party. On May 17, 1999, the first WCW Nitro Grill opened in the Excalibur. On September 28, 2000, the Company announced its closing of the Nitro Grill effective September 30, 2000 due to historical operating results. In connection with the discontinued operations of the Nitro Grill, the Company recorded, for the fiscal year ended July 31, 2001, an operating loss of $69,000 net of income tax benefits of $35,000, and for the fiscal year ended July 31, 2000, a loss from operations of $968,000, net of income tax benefits of $498,000 and a loss on “Discontinuation of the Operation” of $1,119,000, net of income tax benefits of $577,000. See “Consolidated Financial Statements and Notes to Consolidated Financial Statements — 4. Discontinued Operations — Nitro Grill Restaurant.”

Border Grill

         On November 12, 1998, Vantage Bay entered into an operating agreement (the “Operating Agreement”) with TT&T, LLC (“TT&T”) to develop a restaurant named the Border Grill. The Operating Agreement provides that Vantage Bay, in exchange for a 49% interest in the Border Grill, contribute $251,000 upon the execution of the Operating Agreement and, thereafter, contribute further capital, up to an aggregate of $2,750,000, all of which has been contributed by the Company through the year ended July 31, 2000, to fund the development of the restaurant subject to the terms and conditions of the Operating Agreement. Vantage Bay also agreed to loan to TT&T up to $175,000 for development and operation of the restaurant. The Company agreed to guarantee all payments due from Vantage Bay to TT&T. The Border Grill opened in the Mandalay Bay Hotel and Casino in Las Vegas, Nevada on June 17, 1999. Since inception, the Company received a return of capital in the amount of $700,000, all of which was received in Fiscal 2001.

Placement

         On December 6, 1999, the Company entered into a stock purchase agreement, dated as of December 1, 1999, to purchase 80% of the capital stock of Placement for $1 million in cash and up to an additional $2 million in cash based on certain benchmarks and future earnings, to be used for Placement’s general corporate purposes. Located in New York, New York, Placement is a privately held recruiting company for IT professionals and companies.

         On February 6, 2001, the Company completed a transaction pursuant to which it transferred its 80% ownership interest in Placement to Michael Woloshin, effective January 31, 2001. Mr. Woloshin was a founder of Placement. In connection with the transaction, the Company paid Placement and Mr. Woloshin, jointly, $125,000 and released them from any claims that the Company may have had against them. Mr. Woloshin agreed to a termination of all of his options to purchase the Company’s capital stock, and Mr. Woloshin and Placement each released the Company from any claims that they had against the Company and indemnified the Company against any claims against the Company arising from their acts or omissions. Mr. Woloshin also agreed to instruct the Company’s escrow agent to release $500,000 plus accrued interest to the Company in connection with the Company’s original acquisition of the Placement securities. As a part of the transaction, the Company, Mr. Woloshin and Placement parties exchanged general releases with certain stockholders of Placement and certain agents of Placement.

Competition

         The Border Grill is subject to vigorous competition relating to restaurant location and service, as well as quality, variety and value perception of the food products offered. The Border Grill is in competition with other food service operations, with locally-owned operations, as well as national or regional chains that offer the same type of products or services as the restaurant.

Government Regulation

         The Border Grill is subject to inspection and regulation by public health authorities. Most leasehold improvements made to the Border Grill are subject to local and state building code requirements. The Border Grill is subject to the Fair Labor Standards Act which governs such matters as minimum wage requirements, overtime and other working conditions. The Company believes that its conduct of business is in substantial compliance with these and other applicable government regulations. However, the Company is unable to predict the scope or effect, if any, of any future government regulation or legislation affecting the restaurant.

         A majority of the employees of the Border Grill are paid at levels based on the federal minimum wage level. Accordingly, changes in such minimum wage levels affect the Border Grill’s labor costs. Some of the Border Grill employees are not covered by health insurance. The Company is unable to predict the scope or effect, if any, of future government regulation or legislation affecting employee health care benefits.

Employees

         As of October 24, 2001, the Company employed six persons including a Chief Executive Officer, an Executive Vice President and a Vice President — Chief Financial Officer.

         The Border Grill employs 11 managerial employees and 108 hourly employees. The employees of the Border Grill are not covered by collective bargaining agreements or represented by a union. The Company considers its relationship with the Border Grill employees to be good.

Item 2. Description of Property

         The Company’s executive offices are located in approximately 5,116 square feet of leased office space at 6787 West Tropicana, Suite 200, Las Vegas, Nevada 89103. The monthly rent is $8,724. The lease agreement commenced on June 1, 1996 and expired on June 1, 2001, and has been automatically renewed on a month-to-month basis for up to an additional two years until June 1, 2003.

         The Border Grill is located in leased restaurant space in the Mandalay Bay Hotel and Casino in Las Vegas, Nevada. The monthly rent is $6,250, plus a percentage on gross sales of food and beverages. The lease agreement commenced on May 15, 1998 and expires on May 15, 2008.

         In May 1997, the Company acquired approximately 40 acres of undeveloped land in North Las Vegas, Nevada for approximately $3,500,000 in cash. The Company may sell the 40 acre parcel of land.

Item 3. Legal Proceedings

         Neither the Company nor any of its subsidiaries is a party to any material legal proceeding, nor to the knowledge of Management is any litigation threatened against the Company or its subsidiaries, except as described hereinafter.

         See “Item 1. Description of Business – Table Mountain Casino”

Item 4. Submission of Matters to a Vote of Security Holders

         An Annual Meeting of Stockholders of the Company was held on July 25, 2001 to consider and act upon the following matters: (i) to elect Ronald J. Tassinari and Audrey K. Tassinari as Class A directors of the Company to serve for the ensuing three years or until their successors are duly elected and qualified; and (ii) to ratify the appointment of Bradshaw, Smith & Co., LLP, as the Company’s independent auditors for its fiscal year ended July 31, 2001.

         The holders of 4,865,856 shares of Common Stock of the Company were entitled to vote at the meeting, of which 4,436,666 shares of common stock were represented in person or by proxy. The stockholders voted as follows with respect to the election of Class A Directors to terms expiring in 2004:

Name	For	Withheld Authority

Ronald J. Tassinari	4,224,094	212,572

Audrey K. Tassinari	4,197,798	238,868

The Board of Directors consists of seven persons and is divided into three classes. Jeanne Hood and Steven G. Barringer are Class C directors, whose terms expire in 2002, and James W. Davis, Gregory J. Woodland and Boyad Tanner are Class B directors, whose terms expire in 2003.

         The stockholders voted 4,280,123 shares in favor, and 131,484 shares against the resolution ratifying the appointment of Bradshaw, Smith & Co., LLP, as the Company’s independent auditors for its fiscal year ended July 31, 2001 (25,059 shares abstained).

PART II

Item 5. Market for the Company’s Common Stock and Related Stockholder Matters

         The Company’s common stock is traded in the over-the-counter market and quoted through the Nasdaq Stock Market under the symbol “AVCS”.

         The following table sets forth the range of high and low closing bid prices of the Company’s common stock for each quarterly period indicated, as reported by Nasdaq. The prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

Period	High Bid	Low Bid

Fiscal 2001

First Quarter (August 1, 2000 - October 31, 2000)	$2.13	$1.44
Second Quarter (November 1, 2000 - January 31, 2001)	$2.88	$0.88
Third Quarter (February 1, 2001 - April 30, 2001)	$2.06	$1.19
Fourth Quarter (May 1, 2001- July 31, 2001)	$1.86	$1.46

Fiscal 2000

First Quarter (August 1, 1999 - October 31, 1999)	$2.81	$1.50
Second Quarter (November 1, 1999 - January 31, 2000)	$2.50	$1.16
Third Quarter (February 1, 2000 - April 30, 2000)	$2.63	$1.00
Fourth Quarter (May 1, 2000 - July 31, 2000)	$1.88	$0.91

         On October 24, 2001, the closing sale price per share for the Company’s common stock was $1.45.

         On October 24, 2001, there were 850 holders of record of the 4,865,856 shares of the Company’s common stock outstanding.

Dividend Policy

         The Company has not paid any cash dividends on its Common Stock since its incorporation. The Company anticipates that in the foreseeable future, earnings, if any, will be retained for use in its business or for other corporate purposes.

Recent Sale of Unregistered Securities

         On June 26, 2001, the Company granted to four directors of the Company, as members of a special committee, non-qualified stock options to purchase an aggregate of 32,500 shares of common stock at an exercise price of $1.65 per share. The options became exercisable on the date of grant and expire ten years from the date of grant. The grant of options were exempt from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Management’s Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

Statement on Forward-Looking Statements

         Included in this Item 6, and in the Notes to the Consolidated Financial Statements are certain forward-looking statements reflecting the Company’s current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company’s financial goals or expectations will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company’s actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management and Federal and state regulation of the restaurant industry, domestic and global economic conditions and changes in Federal and state tax laws or the administration of such laws. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this report is filed, and that may have an effect on the Company’s overall performance.

Overview — Factors That May Affect Future Results

         Until May 1999, the Company derived all of its revenue from consulting services provided to the Table Mountain Casino. In May 1999, the Table Mountain Tribe voted to prematurely terminate the contracts it had with the Company and since May 1999 has not honored the consulting and termination contracts. As a result, the Company’s primary source of revenue was eliminated which had a significant negative impact on the operations of the Company and its source of funds (see “Note 13 — Litigation with the Table Mountain Tribe” of Notes to Consolidated Financial Statements). The Company has begun a corporate restructuring to divest itself of its non-core assets. Although the restructuring has not been finalized, it will involve the sale of its 40 acre parcel of land held for sale and the disposition of other existing operations/investments and may include the acquisition of new subsidiaries or a merger transaction. Until such time as, and if, these efforts are successful, the Company will utilize accumulated cash reserves to provide working capital for corporate operating expenses. The discontinuance of the WCW Nitro Grill and the divestiture of the Placement 2000.Com, Inc. operation eliminated the negative cash flows these operations experienced.

Results of Operations

Year Ended July 31, 2001 Compared With The Year Ended July 31, 2000

Revenues

         As a result of the closure of the Nitro Grill restaurant and the divestiture of Placement, the Company does not have any source of revenue from operations. Revenues from these operations, net of expenses, are reported in the Company’s Consolidated Financial Statements as “Discontinued Operations” in the Consolidated Statements of Operations.

         For impact on the Company’s revenues, see Item 3 — “Legal Proceedings” and Note 13 — Litigation with the Table Mountain Tribe, included in the Notes to the Company’s Consolidated Financial Statements, for information concerning the prematurely terminated contracts the Company had with the Table Mountain Tribe to provide consulting services to the Table Mountain Casino.

Costs and Expenses

         Casino consulting expenses in Fiscal 2001 decreased to $209,000, from $485,000 in Fiscal 2000, a decrease of

$276,000 or 56.9%. This decrease is attributed to a decrease in legal expenses related to the litigation with the Table Mountain Tribe.

         The Company incurred $33,000 in death care operating expenses in Fiscal 2001 as compared to $301,000 in Fiscal 2000. In December 1999 the Board of Directors decided to cancel its plans to develop the cemetery and funeral home project on the 40-acre parcel and consider opportunities for the most advantageous disposition of that land. If the 40-acre parcel is sold, the proceeds from the sale will be allocated toward development of the Company’s new corporate growth plans. As a result of this decision, approximately $211,000 of capitalized costs related to development of the cemetery/funeral home project were written off as death care operations expense in the second quarter of Fiscal 2000.

         General and administrative expenses in Fiscal 2001 decreased by $13,000 or 0.6% from Fiscal 2000. The net decrease was principally comprised of increased employee compensation ($55,000), consultants’ fees ($38,000) and decreased legal fees, related to corporate matters ($109,000). Legal fees in Fiscal 2000 included the value of stock options granted for legal services. No options were granted for legal services in Fiscal 2001.

         Amortization and depreciation was $26,000 and $32,000 in Fiscal 2001 and 2000, respectively.

         The income/loss of the Company’s unconsolidated restaurant subsidiary, Border Grill, represents 100% of the income/loss from its operations. In the future, if Border Grill continues to have net income, the Company will recognize all such income until prior losses have been offset and thereafter, net income will be split proportionate to ownership interests.

Other Items

         Interest income from time deposits with financial institutions totaled $616,000 and $940,000 in Fiscal 2001 and Fiscal 2000, respectively. The decrease is attributed mainly to lower interest rates being paid on time deposits in Fiscal 2001.

         Deferred state income tax expense was $0 and $49,000 in Fiscal 2001 and 2000, respectively.

         Deferred federal income tax expense totaled $733,000 and $96,000 for Fiscal 2001 and 2000, respectively. Current federal income tax benefits totaled $735,000 and $793,000 in Fiscal 2001 and 2000, respectively.

         The loss from the discontinued Nitro Grill restaurant operation was $69,000, net of an income tax benefit of $35,000, for Fiscal 2001, and $2,087,000, net of an income tax benefit of $1,075,000, for Fiscal 2000.

         The loss from the discontinued Placement recruitment operation was $618,000, net of an income tax benefit of $319,000, for Fiscal 2001, and $332,000, net of an income tax benefit of $169,000, for Fiscal 2000. The loss from continuing operations, before discontinued operations, was $320,000 ($0.07 basic and diluted loss per share) and $1,433,000 ($0.29 basic and diluted loss per share) for Fiscal 2001 and 2000, respectively.

         Net loss was $1,007,000 ($0.21 basic and diluted loss per share) and $3,852,000 ($0.79 basic and diluted loss per share) for Fiscal 2001 and Fiscal 2000, respectively.

Liquidity and Capital Resources

         At July 31, 2001, the Company had consolidated working capital of $12,322,000, as compared with its working capital of $10,336,000 at July 31, 2000.

Operating Activities

         Operating activities used $243,000 in Fiscal 2001 as compared to operating activities using $3,702,000 in Fiscal 2000. A substantial portion of the change was attributed to a smaller loss from operations in Fiscal 2001 than in the preceding year and a large increase in refundable income taxes in Fiscal 2000 followed by a decrease in refundable income taxes in Fiscal 2001.

Investing Activities

         During Fiscal 2001, investing activities provided $4,776,000 as compared to $1,858,000 used by investing activities in Fiscal 2000.

         In Fiscal 2000, the Company granted to an unrelated third party a one-year $1,300,000 mortgage note receivable (interest at 22%), which was paid in full in Fiscal 2001.

         During Fiscal 2000, the Company invested $1,550,000 in its unconsolidated restaurant subsidiary, Border Grill. The Company received cash distributions from this subsidiary totaling $700,000 in Fiscal 2001.

         The $1,500,000 one-year mortgage note receivable (interest at 22%) made in Fiscal 1999 to an unrelated third party was repaid in Fiscal 2000.

         $500,000 of the contingent purchase price for Placement was placed into an escrow account (restricted cash) and was to be paid to Placement if certain events occurred in the future. After the Company divested of its ownership of this investment in Fiscal 2001, the funds held in escrow were transferred to the Company’s general operating cash accounts.

         In Fiscal 2001, the Company sold a 20 acre parcel of land for $2,246,000 (net).

Financing Activities

         In Fiscal 2001 the Company received $25,000 in proceeds from the exercise of stock options by an employee, and repurchased and retired shares of the Company’s common stock for $26,000. In Fiscal 2000, the Company repurchased $33,000 of the Company’s common stock.

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

         During Fiscal 2000, the Company began a corporate restructuring to divest itself of its non-core assets. Although the restructuring has not been finalized, it will involve the sale of its 40 acre parcel of land held for sale and the disposition of other existing operations/investments and may include the acquisition of new subsidiaries or a merger transaction. Until such time as, and if, these efforts are successful, the Company will utilize accumulated cash reserves to provide working capital for corporate operating expenses. The discontinuance of the Nitro Grill and the divestiture of the Placement operation eliminated the negative cash flows these operations experienced. The Company has always sought and will continue to seek new business ventures, which the Company believes afford an opportunity to increase stockholder value. In the event any of these opportunities come to fruition, management will consider satisfying financing requirements from working capital, through borrowing or capital infusion through the public or private placement of common stock of the Company or its subsidiaries.

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

Name	Age	Position

Ronald J. Tassinari	58	Chief Executive Officer, President and Director

Audrey K. Tassinari	62	Executive Vice President and Director

Roy K. Keefer	57	Chief Financial Officer, Vice President and Secretary/Treasurer

Jeanne Hood	74	Director

Steven G. Barringer	45	Director

Boyad Tanner	79	Director

James W. Davis	53	Director

Gregory J. Woodland	42	Director

         Ronald J. Tassinari has been Chief Executive Officer, President and a Director of the Company since its inception in August 1979.

         Audrey K. Tassinari has been a Director of the Company since March 1985 and Executive Vice President since April 1986. Mrs. Tassinari is the wife of Ronald J. Tassinari, the Company’s President.

         Roy K. Keefer has been Chief Financial Officer, Vice President and Secretary/Treasurer of the Company since April 1992. Mr. Keefer was a Director of the Company from December 1992 to May 1999.

         Jeanne Hood has been a Director of the Company since February 1994, and was a gaming consultant to the Company from February 1994 until April 2000. See “Item 12. Certain Relationships and Related Transactions.” From 1985 to 1993, Ms. Hood served as President and Chief Executive Officer of Elsinore Corporation, a publicly traded gaming company. From 1977 to 1993, Ms. Hood served as President and Chief Executive Officer of Four Queens, Inc., a wholly-owned subsidiary of Elsinore Corporation, which subsidiary owns and operates the Four Queens Hotel Casino in Las Vegas, Nevada.

         Steven G. Barringer has been a Director since February 1998. Mr. Barringer is a member of the government relations firm of McClure, Gerard & Neuenschwander, Inc. in Washington, D.C. He also maintains his own law practice, Steven G. Barringer, P.L.L.C., in Washington, D.C. From April 1999 to October 2000, Mr. Barringer was a member of the law firm of Dickstein Shapiro Morin & Oshinsky, LLP, in Washington, D.C., practicing natural resources and environmental law. From January 1996 to April 1999 he was a member of the law firm of Singer, Brown and Barringer, Las Vegas, Nevada, practicing natural resources and environmental law. Before forming Singer, Brown and Barringer in January 1996, Mr. Barringer was a member of the law firm of Holland & Hart in Washington, D.C.

         Boyad Tanner has been a Director of the Company since May 1999. Mr. Tanner had a varied business background, including owning and operating Indian Trading Posts in Utah and New Mexico. He owned and operated an automobile agency in Farmington, New Mexico, and was also a licensed real estate agent, having his own agency. Mr. Tanner was the Executive Director for Urban Renewal and Development both in Indio, California as well as in North Las Vegas, Nevada. His most recent appointments in Las Vegas include a partnership at Harrington Horsey Insurance Agency, serving on the Board of the Clark County Planning Commission and serving on the Board of Directors for Cumorah Credit Union. He was also the recipient of the Silver Beaver Award for his service with the Boy Scouts of America. Mr. Tanner has been retired for the past seven years.

         James W. Davis has been a Director of the Company since June 2000. Mr. Davis has been a Senior Partner at Key West Technologies LLC, a limited liability company, which advises a number of firms with regard to technology, e-commerce and the Internet, and business management, since founding Key West Technologies LLC in January, 1999. Prior to founding Key West Technologies LLC, Mr. Davis served as the President and Chief Executive Officer of MRT Micro, ASA/Inc., a communications software company, from January 1997 until January 1999. From September 1996 to January 1997, Mr. Davis was a Visiting Research Scholar at the Communications Technology Center at Florida Atlantic University. In March 1995, Mr. Davis founded Key West Technologies, Inc., a computer hardware and software corporation. In February 1996, Key West Technologies, Inc. was acquired by Interaxx Television Network, Inc. Mr. Davis served as Chief Executive Officer of Interaxx Television Network from February 1996 until January 1997. Mr. Davis has also served as Director for Intel Corp’s Home Computing Laboratory, which was responsible for developing a consumer-focused Pentium platform strategy, and as Senior Technical Staff Member at International Business Machines Corp., where he worked for twenty-five years. While at IBM, he was also a member of IBM’s Academy of Science and Technology and Chief Technical Officer of the IBM PC Company Premium Brand. Mr. Davis is currently a director of Micros-to-Mainframes, which acts as a single source provider of advanced technology solutions.

         Gregory J. Woodland has been a director of the Company since June 2000. Mr. Woodland has been Senior Partner at Key West Technologies LLC, a limited liability company, which advises a number of firms with regard to technology, e-commerce and the Internet, and business management, since March 2000. Prior to joining Key West Technologies LLC, Mr. Woodland was a Director at Salomon Smith Barney from August 1998 to February 2000, providing investment-banking advice. Mr. Woodland also served as Vice President Finance for MacAndrews & Forbes Holdings, Inc. from February 1987 to August 1998.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required for those persons, the Company believes that, during the period from August 1, 2000 through July 31, 2001, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with, except that one report on Form 4 with respect to the disposition of shares was filed late for each of Ronald J. Tassinari and Audrey K. Tassinari.

Item 10. Executive Compensation

Summary Compensation Table

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the last three fiscal years by the Company’s Chief Executive Officer and all other executive officers whose total compensation exceeded $100,000 in those years.

						Long-Term Compensation
		Annual Compensation				Awards

							Securities
Name and				Other Annual		Restricted	Underlying Options
Principal Position	Year	Salary($)	Bonus($)	Compensation($)		Stock Award(s)($)	Options(#)(8)

Ronald J. Tassinari,	2001	$451,500	-0-	$84,177	(1,4)	-0-	-0-
Chief Executive	2000	$451,500	-0-	$69,320	(2)	-0-	$55,555	(9)
Officer and	1999	$461,639	$270,000	$116,131	(3,5)	-0-	-0-
President

Audrey K. Tassinari,	2001	$170,100	-0-	$67,521	(1)	-0-	-0-
Executive	2000	$170,100	-0-	$113,439	(2,6)	-0-	$27,778	(9)
Vice President	1999	$166,549	$130,000	$74,095	(3)	-0-	-0-

Roy K. Keefer	2001	$147,000	-0-	$47,126	(1)	-0-	-0-
Chief Financial	2000	$147,000	-0-	$35,931	(2)	-0-	$33,334	(9)
Officer	1999	$143,931	$60,000	$56,464	(3,7)	-0-	-0-

(1)	Includes SAR/SEP retirement plan contribution made by the Company in the amount of $24,000, $17,751 and $23,657 for Ronald J. Tassinari, Audrey K. Tassinari and Roy K. Keefer, respectively.

(2)	Includes SAR/SEP retirement plan contribution made by the Company in the amount of $24,000, $22,094 and $13,891 for Ronald J. Tassinari, Audrey K. Tassinari and Roy K. Keefer, respectively.

(3)	Includes SAR/SEP retirement plan contribution made by the Company in the amount of $24,000, $24,000 and $22,830 for Ronald J. Tassinari, Audrey K. Tassinari and Roy K. Keefer, respectively.

(4)	Includes the value of an automobile in the amount of $20,496.

(5)	Includes the value of an automobile in the amount of $33,062.

(6)	Includes the value of an automobile in the amount of $38,853.

(7)	Includes compensation in the amount of $15,000 for his service on the Board of Directors.

(8)	Information is presented after giving effect to a 1 for 3 reverse stock split on November 30, 1999.

(9)	Represents options which were granted in February 2000 at an exercise price of $1.125 per share.

OPTION GRANTS IN LAST FISCAL YEAR [Individual Grants]

         No options were granted to any of the named persons in the Summary Compensation Table for the fiscal year ended July 31, 2001.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES TABLE

Value of
			Number of	Unexercised
			Unexercised	In-The-Money
	Shares		Options at	Options at
	Acquired		FY-End (#)	FY-End ($)
	on Exer-	Value	Exercisable/	Exercisable/
Name	cise(#)	Realized	Unexercisable(2)	Unexercisable(1,2)

Ronald J. Tassinari	-0-	-0-	353,113/0	$20,833/0

Audrey K. Tassinari	-0-	-0-	201,559/0	$10,417/0

Roy K. Keefer	-0-	-0-	146,001/0	$12,500/0

(1)	The closing price for the Company’s Common Shares on July 31, 2001 was $1.50 per share.

(2)	Information is presented after giving effect to a 1 for 3 reverse stock split on November 30, 1999.

Compensation of Directors

         All directors receive $15,000 per annum for meetings of the Board of Directors. They are also compensated for expenses incurred in attending the meetings. All of the Company’s directors have received stock options from the Company. See “Item 12. Certain Relationships and Related Transactions”.

         The Company has agreed to pay Gregory J. Woodland, as Chairman of a special committee, $10,000 for his services thereon, $5,000 of which has been paid to him by the Company and $7,500 to each of Jeanne Hood, Boyad Tanner and James W. Davis for their services on the special committee, $3,750 which has been paid to each of them by the Company. The Company also granted to these directors, as members of the special committee, non-qualified stock options to purchase shares of common stock at an exercise price of $1.65 per share as follows: (i) an option to purchase 10,000 shares was granted to Gregory J. Woodland; and (ii) an option to purchase 7,500 shares was granted to each of Jeanne Hood, Boyad Tanner and James W. Davis. The options became exercisable on the date of grant and expire ten years from the date of grant.

Employment Agreements

         On July 20, 1995, the Company entered into substantially similar employment agreements with Ronald J. Tassinari, to serve as the Company’s Chief Executive Officer and President, Audrey K. Tassinari, to serve as the Company’s Executive Vice President, and Roy K. Keefer to serve as the Company’s Chief Financial Officer (collectively, the “Employees”). The employment agreements provide for a term which concludes on March 31, 2002. The agreements provide for annual salaries of $300,000, $98,000 and $108,000, respectively, for Mr. Tassinari, Mrs. Tassinari and Mr. Keefer. The agreements further provide that the Employees are entitled to receive minimum annual increases in their salaries every December equal to the greater of (i) the annual increase provided to the Company’s other salaried executives or (ii) the increase in the Annual Average All Items Index of the U.S. City Average Consumer Price Index for All Urban Consumers. In accordance with the terms of the agreements, Mr. Tassinari, Mrs. Tassinari and Mr. Keefer currently receive annual salaries of $451,500, $170,100, and $147,000, respectively. Under the agreements, the Employees are entitled to receive incentive compensation as determined by the Board of Directors, through its Compensation Committee, in accordance with any stock option plan or incentive or bonus compensation programs in accordance with the Company’s then practice, and the Company is required to reimburse Employees for their personal legal and financial consulting expenses, subject to a maximum of three percent (3%) of their prior calendar year’s base salary. Mr. Tassinari, Mrs. Tassinari and Mr. Keefer are entitled to life insurance policies with a minimum death benefit of $2,000,000, $1,500,000 and $1,000,000, respectively, payable to beneficiaries of their designation. The Company has agreed to provide the Employees with an automobile allowance or, in lieu thereof, will pay them an equal monthly stipend. In the event that the Company requires the Employee to relocate from Las Vegas, Nevada, the Company has agreed to pay their relocation expenses and to provide second mortgages on their new permanent residences of up to $100,000. The employment agreements also provide for indemnification of the Employees in connection with their service to the Company.

         If the employment of any of the Employees is terminated by reason of death, the Company shall pay to the estate of the deceased Employee, an amount equal to the product of the sum of the Employee’s base salary at the rate then in effect plus the incentive compensation most recently paid to the Employee prior to his or her death, multiplied by the number of years and/or partial year remaining in the term of the Employee’s employment. If the employment of any of the Employees is terminated by reason of disability, the Employee shall be entitled to one year of severance pay at full salary and then severance pay at half salary for the remainder of the term. If the employment of any of the Employees is terminated for cause, the Company shall pay to such Employee his or her full base salary through the termination date at the rate in effect at the time the notice of termination is given. If any of the Employees are terminated without cause, or if any of the Employees terminate their own employment following: (a) a change in control (as defined below); (b) a significant change in the Employee’s duties under the agreements; (c) a removal of the Employee from the positions or offices set forth in the agreements; (d) a reduction in the Employee’s total compensation or a material reduction in the Employee’s fringe benefits or any other material failure by the Company to comply with the compensation provisions provided for in the agreements unless comparable reductions are made with respect to benefits made available to substantially all of the Company’s senior executives; (e) a breach by the Company of the relocation provisions set forth in the agreements; (f) the refusal of a successor to the Company to assume the Company’s obligations under the agreements; (g) a relocation of the Company’s executive offices without the Employee’s consent; (h) a failure by the Company to provide a salary review with respect to the annual increase in Employee’s salary and benefit increases as provided to the to other salaried executives of the Company; or (i) the Employee remains employed following a change in control, but then resigns within two years, then the Company shall pay as liquidated damages, or severance pay, or both to the Employee on the fifth day following the termination date, a lump sum equal to the product of (1) an amount equal to the sum of the annual base salary in effect as of the termination date plus any incentive compensation most recently paid or payable to the Employee, multiplied by (2) two and ninety-nine one hundredths (2.99), (iii) plus any and all accrued salary, accrued vacation pay and accrued bonus in addition to any other consideration due under the agreements. In addition, the agreements provide for each Employee that in the event of the termination of the Employee’s employment with the Company, for any reason or no reason, the Employee has an option to require the Company to purchase any and all outstanding options granted to the Employee pursuant to the Company’s stock option plans adopted or to be adopted by the Company, whether or not such options are then immediately exercisable, provided that such options have not expired, and the Employee shall receive a cash payment from the Company in the amount equal to the difference between (x) the market price of the shares covered by the option as quoted on Nasdaq as the closing price on the day the option is put to the Company and (y) the exercise price of the option.

         For purposes of the employment agreements, a “change in control” of the Company shall be deemed to have occurred if (i) a third person becomes the beneficial owner (as such term is defined in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934) of the securities of the Company having twenty percent (20%) or more of the combined voting power of all classes of the Company’s securities entitled to vote in an election of Directors of the Company; (ii) there occurs a tender offer or exchange offer by, a merger or other business combination with, or a sale of substantially all of the assets of the Company to any third person; (iii) a stockholder or stockholders holding five percent (5%) or more of the outstanding common stock of the Company proposes a reconstitution of additions to or deletions from the Board and as a result, obtains a majority thereof; or (iv) during any period of two (2) consecutive years during the term of the agreements, individuals who at the beginning of such period constitute the Board cease for any reason other than death or disability to constitute at least a majority thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of October 24, 2001, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of shares of Common Stock, $.01 par value, of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and directors of the Company as a group. The address of each of the directors and executive officers listed below is c/o American Vantage Companies, 6787 West Tropicana, Suite 200, Las Vegas, Nevada 89103.

Name and Address of	Amount and Nature of		Percentage
Beneficial Owner	Beneficial Ownership(1)		of Class (2)

Ronald J. Tassinari	800,109	(3)	15.33%

Audrey K. Tassinari	644,852	(4)	12.73%

Roy K. Keefer	150,001	(5)	2.99%

Jeanne Hood	57,501	(6)	1.17%

Steven G. Barringer	25,000	(7)	*

Boyad Tanner	32,500	(8)	*

James W. Davis	25,000	(9)	*

Gregory J. Woodland	27,500	(10)	*

All officers and directors	1,319,170	(11)	23.07%
as a group (8 persons)

Jay H. Brown	350,711	(12)	7.21%
520 South Fourth Street Las Vegas, NV 89107

Engex, Inc.	474,500	(13)	9.75%
44 Wall Street New York, NY 10005

Kinder Investments, L.P.	261,900	(14)	5.38%
c/o Laidlaw & Co. 100 Park Avenue New York, NY 10017

*	Indicates less than 1%

(1)	Except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such persons. Includes any securities that such person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(2)	Based on 4,865,856 shares outstanding as of October 24, 2001.

(3)	Includes 3,698 shares owned of record by Mr. Tassinari as custodian for his son, 443,293 shares owned by the Tassinari Family Trust in which Mr. Tassinari and his wife, Audrey K. Tassinari, are the beneficiaries (the “Tassinari Family Trust”), and 353,113 shares issuable upon exercise of currently exercisable stock options. Such shares exclude the following shares as to which Mr. Tassinari disclaims beneficial ownership: 201,559 option shares beneficially owned by Audrey K. Tassinari, Mr. Tassinari’s wife. If such excluded shares were included, Mr. Tassinari would be deemed to own 18.48% of the Common Stock.

(4)	Includes 443,293 shares owned by the Tassinari Family Trust and an aggregate of 201,559 shares issuable upon exercise of currently exercisable stock options. Such shares exclude the following shares as to which Mrs. Tassinari disclaims beneficial ownership: 353,118 shares (includes 353,113 option shares) beneficially owned by Ronald J. Tassinari, Mrs. Tassinari’s husband. If such excluded shares were included, Mrs. Tassinari would be deemed to own 18.41% of the Common Stock.

(5)	Includes 146,001 shares issuable on the exercise of currently exercisable stock options.

(6)	Includes 40,834 shares issuable on the exercise of currently exercisable stock options.

(7)	Represents 25,000 shares issuable on the exercise of currently exercisable stock options.

(8)	Represents 32,500 shares issuable on the exercise of currently exercisable stock options.

(9)	Represents 25,000 shares issuable on the exercise of currently exercisable stock options. Does not include 7,500 shares issuable upon the exercise of stock options that become exercisable on June 1, 2002.

(10)	Represents 27,500 shares issuable on the exercise of currently exercisable stock options. Does not include 7,500 shares issuable upon the exercise of stock options that become exercisable on June 1, 2002.

(11)	Includes 851,507 shares issuable on the exercise of currently exercisable stock options.

(12)	All shares are held with his wife, Sharon Brown, as Tenants-in-Common.

(13)	Pursuant to Schedule 13-G/A filed by Engex, Inc. on February 13, 2001.

(14)	Pursuant to Schedule 13G filed jointly filed by Kinder Investments, L.P., Nesher, LLC and Dov Perlysky on July 2, 2001. Kinder Investments, L.P. directly owns 261,900 shares of the Company’s Common Stock. Nesher, LLC is the general partner of Kinder Investments, L.P. Dov Perlysky is the managing member of Nesher, LLC and has sole voting and dispositive control of the shares owned by Kinder Investments, L.P.

Item 12. Certain Relationships and Related Transactions

         On February 4, 2000, the Board of Directors granted options to purchase shares of common stock to the following officers of the Company pursuant to the Company’s Officers and/or Employee Plans: 55,555 options to Ronald J. Tassinari, 27,778 options to Audrey K. Tassinari and 33,334 options to Roy K. Keefer. The options are exercisable at $1.125 per share commencing on February 4, 2000 and expiring on February 3, 2010.

         In addition, on February 4, 2000, non-qualified stock options were granted to the following individuals for services rendered or to be rendered to the Company: 33,334 options to Jeanne Hood, and 25,000 options to Boyad Tanner, each of whom is a Director of the Company. The options are exercisable at $1.125 per share commencing on February 4, 2000 and expiring on February 3, 2010.

         Jeanne Hood, a director of the Company, has provided consulting services to the Company since February 1994. She has been compensated at the rate of $6,000 per month for such services. Jeanne Hood ceased to receive consulting fees effective April 16, 2000. In the Fiscal year ended July 31, 2001, Ms. Hood received consulting fees from September 2000 through February 2001 aggregating $17,500.

         On June 2, 2000, non-qualified stock options were granted to the following individuals for services rendered or to be rendered to the Company: 25,000 options to James W. Davis and 25,000 options to Gregory J. Woodland, each of whom is a Director of the Company. The options for each of Mr. Davis and Mr. Woodland are exercisable at $1.094 per share as follows: (i) 10,000 options exercisable on June 2, 2000, (ii) 7,500 options exercisable on June 1, 2001 and (iii) 7,500 options exercisable on June 1, 2002. The options granted to each of Mr. Davis and Mr. Woodland as set forth above expire on June 1, 2010.

         Jay H. Brown, a beneficial owner of more than five percent of the Company’s common stock, received $119,163 in Fiscal 2001 and $138,996 in Fiscal 2000, in consideration for consulting and legal services.

         See “Item 5. Recent Sale of Unregistered Securities” for the grant of stock options to directors of the Company for the fiscal year ended July 31, 2001.

         See “Item 10. Executive Compensation” for the terms of certain stock options and Employment Agreements between the Company and Ronald J. Tassinari, Audrey K. Tassinari and Roy K. Keefer, each a director or former director and officer of the Company and “Item 11. Security Ownership of Certain Beneficial Owners and Management” for the terms of certain stock options of the Company’s officers and directors.

Item 13. Exhibits, List and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Incorporation.(1)

3.2	By Laws.(1)

3.3	Certificate of Amendment to Articles of Incorporation.(4)

3.4	Certificate of Amendment to Articles of Incorporation.(5)

10.1	American Casino Enterprises, Inc. 1991 Officers Stock Option Plan, as amended.(3)

10.2	American Casino Enterprises, Inc. 1992 Employee Stock Option Plan.(3)

10.3	American Casino Enterprises, Inc. 1996 Stock Option Plan.(3)

10.4	Management Consultant Contract, dated March 27, 1993, between the Company and the Table Mountain Band of Indians.(5)

10.5	Employment Agreement, dated July 20, 1995, between the Company and Ronald J. Tassinari.(5)

10.6	Employment Agreement, dated July 20, 1995, between the Company and Audrey K. Tassinari.(5)

10.7	Employment Agreement, dated July 20, 1995, between the Company and Roy K. Keefer.(5)

10.8	Letter Agreement, dated September 11, 1995, between the Company and Table Mountain Rancheria.(5)

10.9	Settlement Agreement, dated February 1, 1996, between the Company and the National Indian Gaming Commission.(6)

10.10	Termination Agreement, dated February 1, 1996, between the Company and the Table Mountain Rancheria. Exhibit A to the Termination Agreement is set forth as Exhibit 99.1 below, and Exhibit B to the Termination Agreement is incorporated herein by reference from Exhibit 10.3 above.(6)

10.11	Consulting Agreement, dated February 1, 1996, between the Company and Table Mountain Rancheria.(6)

10.12	Amendment to Consulting Agreement, dated June 26, 1997, between the Company and Table Mountain Rancheria.(7)

10.13	Joint Venture Agreement, dated as of February 1, 1996, between the Company and the Table Mountain Rancheria.(8)

10.14	Funding and Loan Agreement, dated February 1, 1996, between United Auburn Indian Community and Table Mountain/ACES Joint Venture (joint venture between the Company and Table Mountain Band of Indians of the Table Mountain Rancheria).(8)

10.15	Lease, dated March 14, 1996, between the Company and Tropicana Trail Limited Partnership.(8)

10.16	Agreement to Terminate Funding and Loan Agreement, dated March 10, 1998, between Table Mountain/ACES Joint Venture and United Auburn Indian Community.(9)

10.17	Promissory Note, dated March 10, 1998, between Table Mountain/ACES Joint Venture and United Auburn Indian Community.(9)

10.18	Promissory Notes, each dated August 24, 1998, between the Company and the Table Mountain Band of Indians of the Table Mountain Rancheria.(9)

10.19	License Agreement, dated as of November 12, 1998, by and among Sitka Restaurant Group, Inc. and World Championship Wrestling, Inc.(10)

10.20	Lease for Restaurant Space, dated as of November 19, 1998, by and between New Castle Corp. and Sitka Restaurant Group, Inc.(10)

10.21	Operating Agreement for Border Grill Las Vegas, LLC, dated November 12, 1998, by and between TT&T, LLC and Vantage Bay Group, Inc.(10)

10.22	Lease for Restaurant Space, dated November 12, 1998, by and between Mandalay Corp. and Border Grill Las Vegas, LLC.(10)

10.23	Stock Purchase Agreement, dated as of December 1, 1999, by and among the Company, Placement 2000.com, Inc. and Michael Woloshin.(11)

10.24	Employment Agreement, dated as of December 1, 1999, between the Michael Woloshin and Placement 2000.com, Inc.(11)

10.25	Non-Qualified Stock Option Agreement, dated as of December 1, 1999, between the Company and Michael Woloshin.(11)

10.26	Settlement Agreement, dated as of January 31, 2001, by and among the Company, Placement 2000.com, Inc. and Michael Woloshin.(12)

10.27	Agreement of Purchase and Sale of Property and Escrow Instructions, dated as of May 21, 2001, by and between the Company and P.T. Corporation.(13)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Bradshaw, Smith & Co., LLP.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for July 31, 1981.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for July 31, 1991.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-00905) declared effective on February 13, 1996.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1994.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1995.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 2, 1996.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 2, 1996.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1996.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1998.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1999.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 27, 2000.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 20, 2001.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 26, 2001.

(b)	Reports on Form 8-K.

         On June 26, 2001, the Registrant filed a Report on Form 8-K under Item 5, reporting the sale of approximately 20 acres of undeveloped real property.

SIGNATURES

         Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

Dated: October 25, 2001

AMERICAN VANTAGE COMPANIES

By: /s/ Ronald J. Tassinari Ronald J. Tassinari, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Ronald J. Tassinari Ronald J. Tassinari	President and Director (Principal Executive Officer)	October 25, 2001

/s/ Audrey K. Tassinari Audrey K. Tassinari	Executive Vice President and Director	October 25, 2001

/s/ Roy K. Keefer Roy K. Keefer	Chief Financial Officer, Vice President and Secretary/Treasurer (Principal Financial and Accounting Officer)	October 25, 2001

/s/ Jeanne Hood Jeanne Hood	Director	October 25, 2001

/s/ Steven G. Barringer Steven G. Barringer	Director	October 25, 2001

/s/ Boyad Tanner Boyad Tanner	Director	October 25, 2001

/s/ James W. Davis James W. Davis	Director	October 25, 2001

/s/ Gregory J. Woodland Gregory J. Woodland	Director	October 25, 2001

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 2001 AND 2000

AMERICAN VANTAGE COMPANIES

YEARS ENDED JULY 31, 2001 AND 2000

CONTENTS

PAGE

Independent auditors’ report	F-1

Financial statements:

Consolidated balance sheets	F-2

Consolidated statements of operations	F-3-4

Consolidated statements of stockholders’ equity	F-5

Consolidated statements of cash flows	F-6-7

Notes to consolidated financial statements	F-8-20

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
American Vantage Companies

         We have audited the accompanying consolidated balance sheets of American Vantage Companies as of July 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vantage Companies as of July 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bradshaw, Smith & Co., LLP

October 9, 2001
Las Vegas, Nevada

AMERICAN VANTAGE COMPANIES

CONSOLIDATED BALANCE SHEETS

JULY 31, 2001 AND 2000

ASSETS	2001	2000

Current assets:

Cash and cash equivalents	$11,565,000	$7,033,000

Accrued interest	23,000	189,000

Mortgage note receivable	—	1,300,000

Refundable income taxes	1,024,000	1,708,000

Deferred income tax asset	—	641,000

Prepaid expenses	43,000	60,000

Total current assets	12,655,000	10,931,000

Property and equipment, net	125,000	148,000

Land held for sale	3,544,000	4,894,000

Investment in unconsolidated restaurant subsidiary	1,861,000	2,038,000

Deferred income tax asset	—	92,000

Net assets of discontinued restaurant operation	—	232,000

Net assets of discontinued recruitment operation	—	597,000

Other assets — principally restricted cash in 2000	15,000	538,000

	$18,200,000	$19,470,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$153,000	$295,000

Accrued expenses	180,000	300,000

Total current liabilities	333,000	595,000

Commitments and contingencies	—	—

Stockholders’ equity:

Common stock, $.01 par; 30,000,000 shares authorized; 4,865,856 and 4,858,256 shares issued and outstanding	49,000	49,000

Preferred stock, $.01 par; 10,000,000 shares authorized; shares issued and outstanding — none	—	—

Capital in excess of par	2,940,000	2,941,000

Capital in excess of par — stock options	278,000	278,000

Retained earnings	14,600,000	15,607,000

	17,867,000	18,875,000

	$18,200,000	$19,470,000

See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES

COMPANIES CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JULY 31, 2001 AND 2000

	2001	2000

Revenues:	$—	$—

Costs and expenses:

Casino consulting	209,000	485,000

Death care operations	33,000	301,000

General and administrative	2,090,000	2,103,000

Amortization and depreciation	26,000	32,000

(Income) loss of unconsolidated restaurant subsidiary	(523,000)	103,000

	1,835,000	3,024,000

Loss from continuing operations	(1,835,000)	(3,024,000)

Other income:

Interest income	616,000	940,000

Gain on sale of land held for sale	897,000	—

Miscellaneous	—	3,000

	1,513,000	943,000

Loss from continuing operations before income taxes and discontinued operations	(322,000)	(2,081,000)

Income tax benefit (expense):

Current:

Federal	735,000	793,000

Deferred:

State	—	(49,000)

Federal	(733,000)	(96,000)

	2,000	648,000

Loss from continuing operations before discontinued operations	(320,000)	(1,433,000)

Discontinued operations:

Loss from operations of discontinued restaurant operation, net of income tax benefits ($0-2001; $498,000-2000)	—	(968,000)

Loss on discontinuation of restaurant operation, including provision in 2000 of $101,000 for operating losses during the phase-out period, less applicable income tax benefits ($35,000-2001; $577,000-2000)	(69,000)	(1,119,000)

Loss from operations of discontinued recruitment operation, net of minority interest ($88,000-2001; $118,000-2000), write off of goodwill ($250,000-2001) and income tax benefits ($187,000-2001; $169,000-2000)	(362,000)	(332,000)

Loss on disposal of discontinued recruitment operation, net of income tax benefit of $132,000	(256,000)	—

Net loss	$(1,007,000)	$(3,852,000)

See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

YEARS ENDED JULY 31, 2001 AND 2000

	2001	2000

Loss per common share — basic:

Loss from continuing operations	$(0.07)	$(0.29)

Discontinued operation	(0.14)	(0.50)

Net loss	(0.21)	(0.79)

Loss per common share — diluted:

Loss from continuing operations	$(0.07)	$(0.29)

Discontinued operation	(0.14)	(0.50)

Net loss	$(0.21)	$(0.79)

Weighted average number of common shares and common share equivalents:

Basic	4,866,000	4,880,000

Stock options and warrants	—	—

Diluted	4,866,000	4,880,000

See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JULY 31, 2001 AND 2000

	Common stock			Capital
				in excess
			Capital	of par -
			in excess	stock	Retained
	Shares	Amount	of par	options	earnings

Balance, July 31, 1999	4,887,000	$49,000	$2,974,000	$—	$19,459,000

Issuance of common stock options for services	—	—	—	179,000	—

Issuance of common stock options in acquisition of Placement 2000.Com, Inc.	—	—	—	99,000	—

Shares repurchased and retired	(28,744)	—	(33,000)	—	—

Net loss for the year	—	—	—	—	(3,852,000)

Balance, July 31, 2000	4,858,256	49,000	2,941,000	278,000	15,607,000

Shares issued	22,333	—	25,000	—	—

Shares repurchased and retired	(14,733)	—	(26,000)	—	—

Net loss for the year	—	—	—	—	(1,007,000)

Balance, July 31, 2001	4,865,856	$49,000	$2,940,000	$278,000	$14,600,000

See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 31, 2001 AND 2000

	2001	2000

Cash flows from operating activities:

Net loss	$(1,007,000)	$(3,852,000)

Adjustments to reconcile net loss to net cash used by operating activities:

Provision for loss on disposal of non-current assets of discontinued restaurant operation	—	1,799,000

Gain on disposition of land held for sale	(897,000)	—

(Income) loss of unconsolidated restaurant subsidiary	(523,000)	103,000

Amortization and depreciation	26,000	32,000

Write off of improvements to land held for investment or development	—	211,000

Stock options issued for services	—	179,000

Deferred income tax benefit	733,000	(407,000)

Changes in other assets and liabilities, net	596,000	(1,651,000)

Changes in net assets of discontinued restaurant operation	232,000	404,000

Changes in net assets of discontinued recruitment operation	597,000	(520,000)

	764,000	150,000

Net cash used by operating activities	(243,000)	(3,702,000)

Cash flows from investing activities:

Cash — restricted as to use	—	(516,000)

Restricted cash transfer to unrestricted	530,000	—

Options issued in purchase of discontinued recruitment operation	—	22,000

Disposition of land held for sale	2,246,000	—

Mortgage note receivable	—	(1,300,000)

Repayment of mortgage note receivable	1,300,000	1,500,000

Investment in unconsolidated subsidiary	—	(1,550,000)

Cash distribution from unconsolidated restaurant subsidiary	700,000	—

Purchase of property and equipment, net	—	(14,000)

Net cash provided (used) by investing activities	4,776,000	(1,858,000)

Cash flows from financing activities:

Repurchase of common stock	(26,000)	(33,000)

Proceeds from issuance of common stock	25,000	—

Net cash used by financing activities	(1,000)	(33,000)

Net increase (decrease) in cash and cash equivalents	4,532,000	(5,593,000)

Cash and cash equivalents, at beginning of year	7,033,000	12,626,000

Cash and cash equivalents, at end of year	$11,565,000	$7,033,000

See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED JULY 31, 2001 AND 2000

	2001	2000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Non-cash investing and financing activities:

Acquisition of Placement 2000.Com, Inc.:

Fair value of tangible assets	$—	$(116,000)

Goodwill	—	(276,000)

Liabilities assumed	—	109,000

Minority interest	—	206,000

Stock options issued	—	99,000

Net	$—	$22,000

Non-cash activities:

Common stock options issued for service	$—	$179,000

Common stock options issued in purchase of
Placement 2000.com., Inc	$—	$99,000

DETAIL OF CHANGES IN OTHER ASSETS AND LIABILITIES

Decrease (increase) in accrued interest	$167,000	$(189,000)

Decrease in accounts receivable	—	175,000

Decrease (increase) in refundable income taxes	684,000	(1,489,000)

Decrease (increase) in inventories	—	—

Decrease (increase) in prepaid expenses	17,000	(19,000)

Increase in other assets	(10,000)	—

Decrease in accounts payable	(143,000)	(264,000)

Increase (decrease) in accrued expenses	(119,000)	34,000

Increase in accrued loss of discontinued restaurant operation	—	101,000

	$596,000	$(1,651,000)

Changes in net assets of discontinued restaurant operation:

Decrease in accounts receivable	$13,000	$3,000

Decrease in inventories	77,000	77,000

Decrease in prepaid expenses	8,000	326,000

Decrease in other assets	—	66,000

Decrease in equipment	134,000	1,731,000

Provisions for loss on disposal of non-current assets	—	(1,799,000)

	$232,000	$404,000

Changes in net assets of discontinued recruitment operation:

Decrease (increase) in cash	$274,000	$(274,000)

Decrease in goodwill	250,000	26,000

Decrease (increase) in accounts receivable	280,000	(164,000)

Decrease (increase) in prepaid expenses	15,000	(15,000)

Decrease (increase) in equipment	93,000	(93,000)

Decrease in accounts payable and other liabilities	(315,000)	—

	$597,000	$(520,000)

See Notes to Consolidated Financial Statements.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2001 AND 2000

1.      Nature of business and summary of significant accounting policies:

         Nature of business:

The Company, until May 1999, was principally engaged in providing consulting services to a gaming facility in central California. The Company was involved with two restaurant operations in Southern Nevada. The Company operated one of the restaurants until September 2000, when it was closed, and is a minority investor in the other restaurant. The Company owns a 40 acre parcel of land in North Las Vegas, Nevada which is being held for sale.

In December 1999, the Company acquired a majority interest in Placement 2000.com, Inc. (“Placement”) which was involved in traditional recruitment of information technology professionals and providing internet online services to them. The subsidiary was located in New York, New York and provided services principally to the surrounding tri-state area. The Company sold its interest in this subsidiary in February 2001.

         Principles of consolidation:

The consolidated financial statements include the accounts of American Vantage Companies and its wholly and majority-owned subsidiaries (the “Company”). A 49% owned restaurant subsidiary is reported in the consolidated balance sheets at the Company’s equity in net assets of the subsidiary. The Company has reported all of the income/loss of the unconsolidated subsidiary in the accompanying statements of operations. All significant intercompany accounts and transactions have been eliminated.

         Cash and cash equivalents:

The Company maintains cash and cash equivalents, investments with original maturities of three months or less, with certain financial institutions. Due to the quality of the financial institutions involved, they present a low level of risk to the Company. The carrying amount of cash and cash equivalents approximates their fair value.

         Allowances for doubtful accounts:

Mortgage note receivable is reported at its fair value and is, in the opinion of management, collectible and no allowance for doubtful accounts was necessary at July 31, 2000. Specific accounts, which in the opinion of management, are uncollectible are written off when such determination is made.

         Inventories:

Inventories, consisting principally of retail merchandise for sale are included in the net assets of the discontinued restaurant operation in the accompanying consolidated July 31, 2000 balance sheet and are stated at the lower of cost or market using the first-in, first-out method.

         Property, equipment and depreciation:

Property and equipment is stated at cost. Depreciation is calculated using accelerated methods over the estimated useful lives of the assets.

         Earnings per share:

The computations of basic earnings per common share are based on the weighted average number of common shares outstanding. The computations of diluted earnings per share are based on the weighted average number of common shares and common share equivalents outstanding. Stock purchase warrants and options outstanding and exercisable at or below the market price are considered common share equivalents. Common share equivalents are excluded from the computation of diluted loss per share because the effect would be anti-dilutive.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JULY 31, 2001 AND 2000

1.      Nature of business and summary of significant accounting policies (continued):

         Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Fair value of financial instruments:

Cash and cash equivalents, accrued interest, mortgage note receivable, and accounts payable are reported at amounts that approximate their fair values because of the short maturity of those instruments.

2.      Mortgage notes receivable:

In Fiscal 1999, the Company issued a mortgage note receivable, which bore interest at 22% and was secured by a first mortgage on undeveloped land in Henderson, Nevada with an appraised value of $3,100,000. The note principal and accrued interest was due July 29, 2000, at which time it was paid in full.

In January 2000, the Company issued a mortgage note receivable for $1,300,000 bearing interest at 22%. The note was secured by a first mortgage on another parcel of undeveloped land in Henderson, Nevada with an appraised value of $2,175,000. The note principal and accrued interest was due on January 7, 2001, at which time it was paid in full.

3.      Investment in unconsolidated restaurant subsidiary:

The Company owns a 49% interest in Border Grill Las Vegas, LLC (“BGLV”), which owns the Border Grill restaurant. The restaurant is located in the Mandalay Bay Resort & Casino on the Las Vegas Strip in Las Vegas, Nevada. The Company invested $2,750,000 in BGLV.

All (100%) of the income/loss from the operations for the restaurant are reported as income/loss of unconsolidated subsidiary in the consolidated statements of operations. In Fiscal 2000, the restaurant began to report income from its operations. In the future, if the restaurant continues to have net income, the Company will recognize all such income from the operation until prior losses have been offset and thereafter net income will be split proportionate to ownership interests.

The following summarizes the condensed balance sheet and condensed statement of income for BGLV at July 31, 2001 and for the year then ended.

Assets	$2,070,000

Liabilities	208,000

Members’ capital	$1,862,000

Revenues	$4,944,000

Expenses	4,421,000

Income from operations	$523,000

BGLV has a management agreement with an entity owned by the majority owners requiring payments equal to 5% of the gross sales of the restaurant.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JULY 31, 2001 AND 2000

4.      Discontinued operations:

         Nitro Grill Restaurant:

The Company owned and operated the WCW Nitro Grill restaurant in the Excalibur Hotel and Casino on the Las Vegas Strip in Las Vegas, Nevada. The restaurant was closed on September 30, 2000. The net assets of the discontinued operation have been reported at their estimated net realizable value under the caption “Net assets of discontinued restaurant operation” in the accompanying consolidated July 31, 2000 balance sheet.

At July 31, 2000, the Company recorded operating losses of $67,000 (net of an income tax benefit of $34,000) expected for the period from August 1, 2000 through September 30, 2000. Additionally, a provision of $1,052,000 was recorded (net of an income tax benefit of $543,000) to provide for losses, which the Company may incur in disposing of the restaurant’s equipment and inventory. These items are included in the caption “Discontinued restaurant operation” in the accompanying consolidated statements of operations for the year ended July 31, 2000. During the year ended July 31, 2001, the Company incurred an additional loss of $104,000 in wrapping up this operation.

The following summarizes the net assets of the discontinued restaurant operation at July 31, 2000:

Accounts receivable	$13,000

Prepaid expenses and deposits	8,000

Inventories	77,000

Equipment	134,000

$232,000

Net assets of the discontinued operation were liquidated, sold or written off during the year ended July 31, 2001. The discontinued operation had revenues of $488,000 and $3,302,000 for the years ended July 31, 2001 and 2000, respectively.

         Placement 2000.Com, Inc.

Effective December 1, 1999, the Company acquired an 80% interest in Placement for $1 million cash plus up to an additional $2 million in cash, contingent on future events and earnings, to be used for Placement’s general corporate purposes. The Company granted options to Placement’s former principal, who remained with Placement to purchase up to 333,334 shares of the Company’s common stock. A portion of the options (266,667) was exercisable if certain profitability goals were met. None of the options were exercised.

The $1,099,000 purchase price recorded at December 1, 1999 was comprised of $1,000,000 in cash and the value of stock options, which were exercisable as of the acquisition date. Additionally, $500,000 of the contingent purchase price was placed into an escrow account and was to be paid to Placement if future events occurred. The acquisition was accounted for as a purchase. The excess of the total acquisition price over the fair value of the net assets acquired (“goodwill”) totaled $276,000 and was being amortized on a straight line basis over seven (7) years. In Fiscal 2001, the Company advanced $219,000 to Placement for operating capital.

Effective January 31, 2001, the Company sold its interest to Placement’s former majority owner. The Company and the subsidiary and its principals exchanged general releases and provided indemnification to one another.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JULY 31, 2001 AND 2000

4.      Discontinued operations (continued):

The net assets of the discontinued operation have been recorded under the caption “Net assets of discontinued recruitment operation” in the accompanying consolidated balance sheet. The following summarizes the net assets of the discontinued recruitment operation at July 31, 2000:

Cash	$274,000

Accounts receivable	280,000

Prepaid expenses	15,000

Equipment	93,000

Goodwill	250,000

Accounts payable and other liabilities	(315,000)

Net assets	$597,000

Unamortized goodwill associated with the acquisition of Placement ($250,000 at July 31, 2000) was expensed in Fiscal 2001. Net assets of the discontinued operation were removed from the Company’s consolidated balance sheet at the time of the sale of its interest.

Operations of Placement after December 1, 1999 are included in the Company’s consolidated statement of operations. The operations of Placement have been reported as “Discontinued recruitment operation” in the accompanying consolidated statements of operations. The discontinued operation had revenues of $586,000 and $589,000 for the years ended July 31, 2001 and 2000, respectively.

5.      Property and equipment:

         Property and equipment is comprised of:

	2001	2000

Furniture, fixtures and office equipment	$221,000	$221,000

Leasehold improvements	115,000	115,000

	336,000	336,000

Less accumulated depreciation	211,000	188,000

	$125,000	$148,000

6.      Casino Consulting:

Until May 1999, the Company provided casino consulting services to Table Mountain Casino & Bingo, a Tribal gaming enterprise of the Table Mountain Band of Indians (the “Table Mountain Tribe”), in Friant, California under terms of a consulting agreement which expired in June 2000.

The consulting fee schedule in the consulting agreement was adjusted, effective February 1, 1998, and the term of the agreement was extended to June 30, 2000.

A termination agreement signed in February 1996 provided that the Company would receive a monthly payment of $350,000 through January 2000, subject to meeting certain thresholds.

The contracts were prematurely terminated by the tribe in May, 1999. See Note 13 — Litigation with the Table Mountain Tribe.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JULY 31, 2001 AND 2000

7.      Death Care Operations:

In December 1999, the Board of Directors decided to cancel its plans to develop the cemetery and funeral home project in North Las Vegas, Nevada and consider opportunities for the most advantageous disposition of that land. Proceeds from the proposed sale of the land will be allocated toward development of the Company’s new corporate growth plans. As a result of this decision, approximately $211,000 of capitalized costs related to development of the cemetery/funeral home project were written off as death care operations expense in the year ended July 31, 2000.

8.      Stockholders’ equity:

         Common stock:

Effective December 1, 1999, the Company’s Board of Directors authorized a one for three reverse split of the Company’s issued and outstanding common stock. No fractional shares were issued in connection with the reverse split. Stockholders received one additional share for any fractional shares.

The amounts reported in the consolidated statements of stockholders’ equity as of July 31, 1999 have been restated to adjust for the reverse split as though it occurred in Fiscal 1999.

         Preferred stock:

The Board of Directors has the authority to issue the preferred stock, the terms of which (including, without limitation, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences) may be fixed by the Board at its sole discretion. The holders of the Company’s common stock will not be entitled to vote upon such matters. No shares of preferred stock of any series are outstanding and the Board of Directors has no present intention to issue any such shares. Shares of preferred stock issued in the future could have conversion rights, which may result in the issuance of additional shares of common stock, which could dilute the interest of the holders of common stock. Such shares could also have voting rights and liquidation preferences which are senior to the rights and preferences of the common stock. Additionally, such shares could have dividend, redemption or other restrictive provisions.

         Stock repurchase program:

In Fiscal 1998, the Board of Directors authorized the expenditure of up to $2,000,000 to repurchase the Company’s common stock. When the Company repurchases shares, it is done according to applicable securities laws and at times and in amounts as management deems appropriate. Shares may be purchased in the open market or privately negotiated transactions, with the timing and terms of such purchases to be determined by management based on market conditions. There is no expiration date for the repurchase program.

In the years ended July 31, 2001 and 2000, the Company purchased 14,733 and 28,744 shares of common stock at a cost of $26,000 and $33,000, respectively.

         Stock option plans:

Prior to 1997, the Company’s stockholders approved the creation of an Officers’ Stock Option Plan and an Employees’ Stock Option Plan. Under the Officers’ Stock Option Plan, 1,500,000 shares of the Company’s common stock are reserved for issuance to Company officers. The Employees’ Stock Option Plan provides for 2,500,000 shares of common stock which may be issued to key employees, including officers. In 1997, the Company’s stockholders approved the creation of the 1996 Stock Option Plan which reserves an additional 2,500,000 shares of the Company’s common stock for issuance to employees, officers and directors of the Company and others who are involved in the continuing development and success of the Company or its subsidiaries. The options, under all plans, are granted at not less than 100% of the market value of the Company’s common stock on the date of grant.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JULY 31, 2001 AND 2000

8.      Stockholders’ equity (continued):

         The following is a summary of activity of outstanding stock options under the Officers’ Stock Option Plan:

	Options Outstanding

		Weighted
		Average
	Shares	Exercise Price

Balance, July 31, 1999	93,756	$2.07

Granted	11,696	1.13

Canceled/expired	(11,696)	2.07

Balance, July 31, 2000	93,756	1.95

Granted	—	—

Canceled/expired	(41,030)	2.07

Balance, July 31, 2001	52,726	$1.86

Exercisable, July 31, 2001	52,726	$1.86

The following is a summary of information about the Officers’ Stock Option Plan options outstanding at July 31, 2001:

		Weighted
		average	Weighted
Range of		remaining	average		Weighted
exercise	Number	contractual life	exercise	Number	average
prices	outstanding	(years)	price	exercisable	exercise price

$1.13	11,696	8.5	$1.13	11,696	$1.13

2.07	41,030	0.3	2.07	41,030	2.07

$1.13-2.07	52,726	2.1	$1.86	52,726	$1.86

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JULY 31, 2001 AND 2000

8.      Stockholders’ equity (continued):

         Stock option plans (continued):

Activity of the Employees’ Stock Option Plan is summarized as follows:

	Options Outstanding

		Weighted
		Average
	Shares	Exercise Price

Balance, July 31, 1999	712,913	$2.70

Granted	108,971	1.13

Canceled/expired	(108,971)	2.07

Balance, July 31, 2000	712,913	2.55

Granted	8,333	1.63

Canceled/expired	(134,303)	2.07

Balance, July 31, 2001	586,943	$2.65

Exercisable, July 31, 2001	586,943	$2.65

The following is a summary of information about the Employees’ Stock Option Plan options outstanding at July 31, 2001:

		Weighted average
		remaining
Range of exercise		contractual life	Weighted average		Weighted average
prices	Number outstanding	(years)	exercise price	Number exercisable	exercise price

$1.13	108,971	8.6	$1.13	108,971	$1.13

1.63	8,333	9.3	1.63	8,333	1.63

2.07	202,972	0.6	2.07	202,972	2.07

3.75	266,667	0.3	3.75	266,667	3.75

$1.13-3.75	586,943	2.1	$2.65	586,943	$2.65

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JULY 31, 2001 AND 2000

8. Stockholders’ equity (continued):

         Stock option plans (continued):

Activity of the 1996 Stock Option Plan is summarized as follows:

	Options Outstanding

		Weighted
		Average
	Shares	Exercise Price

Balance, July 31, 1999	116,671	$3.51

Granted	22,333	1.13

Balance, July 31, 2000	139,004	3.12

Exercised	(22,333)	1.13

Balance, July 31, 2001	116,671	$3.51

Exercisable, July 31, 2001	116,671	$3.51

The following is a summary of information about the 1996 Stock Option Plan options outstanding at July 31, 2001:

		Weighted
		average
Range of		remaining	Weighted		Weighted
exercise	Number	contractual life	average	Number	average
prices	outstanding	(years)	exercise price	exercisable	exercise price

$3.48	83,337	1.4	$3.48	83,337	$3.48

3.57	33,334	6.6	3.57	33,334	3.57

$3.48-3.57	116,671	2.9	$3.51	116,671	$3.51

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JULY 31, 2001 AND 2000

8.      Stockholders’ equity (continued):

         Other options granted:

Other options were granted to outside members of the Board of Directors, the former principal of Placement, and to legal counsel for services. The options were granted at the market value of the Company’s common stock at the date of grant. Activity of other options granted is as follows:

	Options Outstanding

		Weighted
		Average
	Shares	Exercise Price

Balance, July 31, 1999	100,834	$3.60

Granted	782,409	1.63

Canceled/expired	(54,167)	1.13

Balance, July 31, 2000	829,076	1.77

Granted	32,500	1.65

Canceled/expired	(674,075)	1.81

Balance, July 31, 2001	187,501	$1.54

Exercisable, July 31, 2001	172,501	$1.58

The following is a summary of information about other options outstanding at July 31, 2001:

		Weighted
		average
Range of		remaining	Weighted		Weighted
exercise	Number	contractual life	average	Number	average
prices	outstanding	(years)	exercise price	exercisable	exercise price

$1.09	50,000	8.8	$1.09	35,000	$1.09

1.13	75,001	9.1	1.13	75,001	1.13

1.65	32,500	9.8	1.65	32,500	1.65

3.57	25,000	6.6	3.57	25,000	3.57

3.75	5,000	0.3	3.75	5,000	3.75

$1.09-3.75	187,501	8.7	$1.54	172,501	$1.58

Statement of Financial Accounting Standards No. 123 — Accounting for Stock-Based Compensation (“SFAS 123”), provides that companies may elect to account for employee stock options using a fair value-based method or continue to apply the intrinsic value-based method prescribed by Accounting Principals Board Opinion No. 25 (“APB 25”).

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

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JULY 31, 2001 AND 2000

8.      Stockholders’ equity (continued):

         Other options granted (continued):

As permitted by SFAS 123, the Company accounts for these plans under APB 25, under which no compensation cost has been recognized.

The following table discloses the Company’s pro forma net loss and net income loss per share assuming compensation cost for employee stock options and warrants had been determined using the fair value-based method prescribed by SFAS 123.

	2001	2000

Net loss:

As reported	$(1,007,000)	$(3,852,000)

Pro forma	(1,066,000)	(4,021,000)

Loss per share:

Basic:

As reported	(0.21)	(0.79)

Pro forma	(0.22)	(0.82)

Diluted:

As reported	(0.21)	(0.79)

Pro forma	(0.22)	(0.82)

The fair value of each award under the stock option plans is estimated on the date of grant using the Black-Scholes option pricing model. The following range of assumptions were used to estimate the fair value of the options for the year ended July 31, 2001:

Employee stock option
plan and other options

Expected stock price volatility	265% to 308%

Expected option lives (years)	5

Expected dividend yield	—

Risk-free interest rates	5.0% to 5.8%

Weighted-average fair value of options granted during year	$1.36 to 1.47

9.      Income taxes:

The income tax benefit (expense) for 2001 and 2000 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax loss as a result of the following differences:

	2001	%	2000	%

Statutory federal tax rate	$109,000	34	$708,000	34

Other	(107,000)	33	(60,000)	(2)

Effective tax benefit	$2,000	1	$648,000	32

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JULY 31, 2001 AND 2000

9.      Income taxes (continued):

The components of deferred tax benefits and assets at July 31, 2001 and 2000 and for the years then ended are comprised of:

	2001	2000

Deferred tax (expense) benefits:

Start-up costs of restaurant	$(47,000)	$33,000

Income of unconsolidated restaurant subsidiary	(69,000)	(221,000)

Accrued expenses	(38,000)	43,000

Estimated loss on discontinued operations	(465,000)	—

Valuation reserve	(114,000)	—

Total deferred tax expense	$(733,000)	$(145,000)

Deferred tax assets (liabilities):

Current:

Start-up costs of restaurants	$29,000	$28,000

(Income) loss of unconsolidated subsidiary	(123,000)	(54,000)

Accrued expense	16,000	54,000

Estimated loss on disposal of discontinued assets	148,000	613,000

	70,000	641,000

Less valuation allowance	(70,000)	—

	—	641,000

Long-term:

Start-up costs of restaurants	44,000	92,000

Valuation allowance	(44,000)	—

	—	92,000

Total deferred tax assets	$—	$733,000

10. Segment information:

Revenues, operating (loss) income (excluding amortization and depreciation and minority interest), identifiable assets (excluding discontinued operations), capital expenditures, and depreciation and amortization are as follows:

	2001	2000

Revenues Casino consulting	$—	$—

Operating (loss) income:

Casino consulting	$(209,000)	$(485,000)

Restaurant	523,000	(103,000)

Death care	(33,000)	(301,000)

Corporate	(2,090,000)	(2,103,000)

	$(1,809,000)	$(2,992,000)

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JULY 31, 2001 AND 2000

10.     Segment information (continued):

Identifiable assets:

Restaurant	$1,861,000	$2,038,000

Corporate	16,339,000	16,603,000

	$18,200,000	$18,641,000

Capital expenditures:

Corporate	$—	$14,000

Depreciation and amortization:

Corporate	$26,000	$32,000

There were no intersegment sales during 2001 and 2000.

11.     Commitments and contingencies:

         a)     Commitments:

The Company leases office space and an automobile under operating leases expiring in 2002.

There are no minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of July 31, 2001.

Lease expense was $120,000 and $140,000 for the years ended July 31, 2001 and 2000, respectively.

         b)     Concentrations of credit risk:

The Company’s cash, cash equivalents and restricted cash are on deposit with two financial institutions which are FDIC insured on amounts up to $100,000.

         c)     Employment agreements:

In July, 1995, the Company entered into employment agreements with certain key executives which expire in 2002. The employment agreements provide for, among other things, annual base compensation, participation in bonus plans and life insurance. The agreements also contain severance provisions which provide for payments to the executives in the event of their termination after a change in control, as defined. The severance provisions provide for a compensation payment equal to the sum of A) the product of 2.99 times the sum of (i) the annual salary in effect for the executive, at the time of the change of control, plus (ii) bonus paid or payable to the executive under the Company’s compensation policies and B) payment based on the number of stock options which the key executives have not exercised within three months of their termination of employment. Aggregate annual salaries guaranteed by the agreements are $769,000. At July 31, 2001, the estimated amount that would have been payable as severance compensation under the agreements to these executives based on compensation and stock options was $2,342,000.

12.     Retirement plan:

All of the Company’s employees meeting certain eligibility requirements participate in a simplified employee pension plan. Employer contributions to the Plan are made on a discretionary basis and were $93,000 and $94,000 for the years ended July 31, 2001 and 2000, respectively.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JULY 31, 2001 AND 2000

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

In June 1999, the Company filed a lawsuit in the United States Court, Eastern District of California (“District Court”) against the Table Mountain Tribe. The lawsuit sought to recover payments totaling $3,150,000 due under the first (buyout) contract. And under the consulting contract, the Company sought an award of $790,000, the base level consulting fees provided by the contract, as well as bonus consulting fees based on the casino’s profit level that would have been due during the remainder of the contract term.

The Table Mountain Tribe had filed a counterclaim against the Company claiming the consulting contracts were invalid, for several reasons, and requesting restitution for all consulting fees paid to the Company during the period of the contracts.

In September 2000, an Order was filed by District Court Judge Anthony W. Ishii who dismissed with prejudice the Company’s claims against the Table Mountain Tribe due to the District Court’s lack of subject matter jurisdiction. The Order also dismissed the Table Mountain Tribe’s counterclaim against the Company. The District Court made no ruling on the merits of the action. The Company has appealed the District Court’s order to the Ninth Circuit Court of Appeals, which has yet to rule.

On December 8, 2000 the Company filed a virtually identical suit against the Table Mountain Tribe in the Fresno County Superior Court of the State of California. In April 2001, the Superior Court dismissed the Company’s civil action for lack of subject matter jurisdiction, based on the Court’s determination that federal law completely preempts the field of Indian gaming. The Superior Court, however, made no ruling on the merits of the action. In July 2001, the Company filed an appeal with the California State Court of Appeals, Fifth District, which has also not yet ruled.

The Company continues to actively pursue its legal claims against the Table Mountain Tribe.

Index to Exhibits

Exhibits

3.1	Articles of Incorporation.(1)

3.2	By Laws.(1)

3.3	Certificate of Amendment to Articles of Incorporation.(4)

3.4	Certificate of Amendment to Articles of Incorporation.(5)

10.1	American Casino Enterprises, Inc. 1991 Officers Stock Option Plan, as amended.(3)

10.2	American Casino Enterprises, Inc. 1992 Employee Stock Option Plan.(3)

10.3	American Casino Enterprises, Inc. 1996 Stock Option Plan.(3)

10.4	Management Consultant Contract, dated March 27, 1993, between the Company and the Table Mountain Band of Indians.(5)

10.5	Employment Agreement, dated July 20, 1995, between the Company and Ronald J. Tassinari.(5)

10.6	Employment Agreement, dated July 20, 1995, between the Company and Audrey K. Tassinari.(5)

10.7	Employment Agreement, dated July 20, 1995, between the Company and Roy K. Keefer.(5)

10.8	Letter Agreement, dated September 11, 1995, between the Company and Table Mountain Rancheria.(5)

10.9	Settlement Agreement, dated February 1, 1996, between the Company and the National Indian Gaming Commission.(6)

10.10	Termination Agreement, dated February 1, 1996, between the Company and the Table Mountain Rancheria. Exhibit A to the Termination Agreement is set forth as Exhibit 99.1 below, and Exhibit B to the Termination Agreement is incorporated herein by reference from Exhibit 10.3 above.(6)

10.11	Consulting Agreement, dated February 1, 1996, between the Company and Table Mountain Rancheria.(6)

10.12	Amendment to Consulting Agreement, dated June 26, 1997, between the Company and Table Mountain Rancheria.(7)

10.13	Joint Venture Agreement, dated as of February 1, 1996, between the Company and the Table Mountain Rancheria.(8)

10.14	Funding and Loan Agreement, dated February 1, 1996, between United Auburn Indian Community and Table Mountain/ACES Joint Venture (joint venture between the Company and Table Mountain Band of Indians of the Table Mountain Rancheria).(8)

10.15	Lease, dated March 14, 1996, between the Company and Tropicana Trail Limited Partnership.(8)

10.16	Agreement to Terminate Funding and Loan Agreement, dated March 10, 1998, between Table Mountain/ACES Joint Venture and United Auburn Indian Community.(9)

Exhibits

10.17	Promissory Note, dated March 10, 1998, between Table Mountain/ACES Joint Venture and United Auburn Indian Community.(9)

10.18	Promissory Notes, each dated August 24, 1998, between the Company and the Table Mountain Band of Indians of the Table Mountain Rancheria.(9)

10.19	License Agreement, dated as of November 12, 1998, by and among Sitka Restaurant Group, Inc. and World Championship Wrestling, Inc.(10)

10.20	Lease for Restaurant Space, dated as of November 19, 1998, by and between New Castle Corp. and Sitka Restaurant Group, Inc.(10)

10.21	Operating Agreement for Border Grill Las Vegas, LLC, dated November 12, 1998, by and between TT&T, LLC and Vantage Bay Group, Inc.(10)

10.22	Lease for Restaurant Space, dated November 12, 1998, by and between Mandalay Corp. and Border Grill Las Vegas, LLC.(10)

10.23	Stock Purchase Agreement, dated as of December 1, 1999, by and among the Company, Placement 2000.com, Inc. and Michael Woloshin.(11)

10.24	Employment Agreement, dated as of December 1, 1999, between the Michael Woloshin and Placement 2000.com, Inc.(11)

10.25	Non-Qualified Stock Option Agreement, dated as of December 1, 1999, between the Company and Michael Woloshin.(11)

10.26	Settlement Agreement, dated as of January 31, 2001, by and among the Company, Placement 2000.com, Inc. and Michael Woloshin.(12)

10.27	Agreement of Purchase and Sale of Property and Escrow Instructions, dated as of May 21, 2001, by and between the Company and P.T. Corporation.(13)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Bradshaw, Smith & Co., LLP.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for July 31, 1981.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for July 31, 1991.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-00905) declared effective on February 13, 1996.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1994.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1995.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 2, 1996.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 2, 1996.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1996.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1998.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1999.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 27, 2000.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 20, 2001.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 26, 2001.

(b)	Reports on Form 8-K.

           On June 26, 2001, the Registrant filed a Report on Form 8-K under Item 5, reporting the sale of approximately 20 acres of undeveloped real property.