Form 10QSB
period 2001-10-31
AMERICAN VANTAGE COMPANIES
filed 2001-12-12
CIK 315428

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2001

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value, 4,865,856 shares at December 12, 2001.

Transitional Small Business Disclosure Format    Yes         No

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
American Vantage Companies Consolidated Balance Sheets
American Vantage Companies Consolidated Statements of Loss
American Vantage Companies Consolidated Statements of Cash Flows
American Vantage Companies Consolidated Statements of Stockholders’ Equity
American Vantage Companies Notes to Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
PART II OTHER INFORMATION
Item 1. Legal Proceeding
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES

PART 1
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  American Vantage Companies
  Consolidated Balance Sheets
  October 31, 2001 and July 31, 2001

	October 31,	July 31,
	2001	2001

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$11,299,000	$11,565,000

Accrued interest	25,000	23,000

Refundable income taxes	1,024,000	1,024,000

Prepaid expenses	64,000	43,000

Total current assets	12,412,000	12,655,000

Property and equipment, net	120,000	125,000

Land held for sale	3,544,000	3,544,000

Investment in unconsolidated restaurant subsidiary	1,809,000	1,861,000

Other assets — principally restricted cash	14,000	15,000

	$17,899,000	$18,200,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$233,000	$153,000

Accrued expenses	76,000	180,000

Total current liabilities	309,000	333,000

Commitments and contingency	—	—

Stockholders’ equity:

Common stock, $.01 par; 30,000,000 shares authorized; shares issued and outstanding — 4,865,856 and 4,865,856	49,000	49,000

Preferred stock, $.01 par; 10,000,000 shares authorized; shares issued and outstanding — none	—	—

Capital in excess of par	2,940,000	2,940,000

Capital in excess of par — stock options	278,000	278,000

Retained earnings	14,323,000	14,600,000

	17,590,000	17,867,000

	$17,899,000	$18,200,000

See Notes to Consolidated Financial Statements.

  American Vantage Companies
  Consolidated Statements of Loss
  Three Months Ended October 31, 2001 and 2000
  (Unaudited)

	2001	2000

Revenues	$—	$—

Costs and expenses:

Casino consulting	41,000	32,000

General and administrative	440,000	441,000

Amortization and depreciation	5,000	7,000

Income of unconsolidated restaurant subsidiary	(98,000)	(179,000)

	388,000	301,000

Loss from continuing operations	(388,000)	(301,000)

Other income:

Interest income	111,000	189,000

Miscellaneous	—	1,000

	111,000	190,000

Loss from continuing operations before income taxes	(277,000)	(111,000)

Income tax benefit (expense):

Current:

State	—	—

Federal	—	96,000

Deferred:

State		—

Federal	—	(61,000)

	—	35,000

Loss from continuing operations	(277,000)	(76,000)

Discontinued operations:

Loss from discontinuance of restaurant operation, including provision of $101,000 for operating losses during the phase out period, less income tax benefit of $33,000	—	(68,000)

Loss from operations of discontinued recruitment operation, net of minority interest ($36,000) and income tax benefit of $61,000	—	(81,000)

Estimated loss on disposal of discontinued recruitment operation, including provision of $184,000 for operating losses during phase-out period and write off of goodwill ($250,000), net of minority interest ($51,000) and applicable income tax benefit of $207,000	—	(352,000)

Net loss	$(277,000)	$(577,000)

Loss per common share — basic and diluted:

Loss from continuing operations	$(0.06)	$(0.02)

Discontinued operations	—	(0.10)

Net loss	$(0.06)	$(0.12)

Weighted average number of common shares and common share equivalents:

Basic	4,866,000	4,866,000

Stock options and warrants	—	—

Diluted	4,866,000	4,866,000

See Notes to Consolidated Financial Statements.

  American Vantage Companies
  Consolidated Statements of Cash Flows
  Three Months Ended October 31, 2001 and 2000
  (Unaudited)

	2001	2000

Cash flows from operating activities:

Net loss	$(277,000)	$(577,000)

Adjustments to reconcile net loss to net cash used by operating activities:

Income of unconsolidated restaurant subsidiary	(98,000)	(179,000)

Amortization and depreciation	5,000	7,000

Deferred income tax benefit	—	(173,000)

Changes in other assets and liabilities, net	(46,000)	(234,000)

Changes in net assets of discontinued recruitment operation	—	342,000

	(139,000)	(237,000)

Net cash used by operating activities	(416,000)	(814,000)

Cash flows from investing activities:

Cash distribution from unconsolidated restaurant subsidiary	150,000	200,000

Net cash provided by investing activities	150,000	200,000

Cash flows from financing activities:

Repurchase of common stock	—	(26,000)

Proceeds from issuance of common stock	—	25,000

Net cash used by financing activities	—	(1,000)

Net decrease in cash and cash equivalents	(266,000)	(615,000)

Cash and cash equivalents, at beginning of period	11,565,000	7,307,000

Cash and cash equivalents, at end of period	$11,299,000	$6,692,000

See Notes to Consolidated Financial Statements.

  American Vantage Companies
  Consolidated Statements of Stockholders’ Equity
  Year Ended July 31, 2001 and Three Months
  Ended October 31, 2001 (Unaudited)

				Capital
				in excess
	Common stock		Capital	of par -
			in excess	stock	Retained
	Shares	Dollars	of par	options	earnings

Balance, July 31, 2000	4,858,256	$49,000	$2,941,000	$278,000	$15,607,000

Shares issued	22,333	—	25,000	—	—

Shares repurchased and retired	(14,733)	—	(26,000)	—	—

Net loss for the year	—	—	—	—	(1,007,000)

Balance, July 31, 2001	4,865,856	49,000	2,940,000	278,000	14,600,000

Net loss for the period	—	—	—	—	(277,000)

Balance, October 31, 2001	4,865,856	$49,000	$2,940,000	$278,000	$14,323,000

See Notes to Consolidated Financial Statements.

American Vantage Companies
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

As permitted by the Securities and Exchange Commission under Item 310 (b) of Regulation S-B, the accompanying consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of American Vantage Companies and its majority owned subsidiaries (the “Company”). A 49% owned restaurant subsidiary is reported in the consolidated balance sheet at the Company’s equity in net assets of the subsidiary. The Company has reported all (100%) of the income of the unconsolidated subsidiary in the accompanying consolidated statements of loss for the three month periods ended October 31, 2001 and 2000. For additional disclosures, refer to the Annual Report on Form 10-KSB of the Company for the year ended July 31, 2001 (“Fiscal 2001”).

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

Certain amounts in the interim period financial statements for Fiscal 2001 have been reclassified for comparability with the current period presentation.

The computations of basic earnings per common share are based on the weighted average number of common shares outstanding. The computations of diluted earnings per share are based on the weighted average number of common shares and common share equivalents outstanding. Stock purchase options outstanding and exercisable at or below the market price are considered common share equivalents. Common share equivalents are not included in the computation of loss per share in the interim periods for the year ending July 31, 2002 (“Fiscal 2002”) and Fiscal 2001 because the effect would be antidilutive.

Results of the interim periods are not necessarily indicative of those to be expected for the full year.

NOTE 2 – INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company owns a 49% interest in Border Grill Las Vegas, LLC (“BGLV”), which owns the Border Grill restaurant. The restaurant is located in the Mandalay Bay Resort & Casino on the Las Vegas Strip in Las Vegas, Nevada. The Company invested $2,750,000 in BGLV.

All (100%) of the income from the operations for the restaurant is reported as income of unconsolidated subsidiary in the consolidated statements of loss for the three month periods ended October 31, 2001 and 2000. In the future, if the restaurant continues to have net income, the Company will recognize all such income until prior losses have been offset and, thereafter, net income will be split proportionate to ownership interests.

BGLV has an operating agreement with an entity owned by the majority owners requiring payments equal to 5% of the gross sales of the restaurant.

American Vantage Companies
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS

WCW Nitro Grill

The Company owns an 88% interest in a consolidated subsidiary, which operated the WCW Nitro Grill restaurant in the Excalibur Hotel and Casino on the Las Vegas Strip in Las Vegas, Nevada.

On September 30, 2000, the Company closed the restaurant. At October 31, 2000, additional estimated losses of $68,000 (net of an income tax benefit of $33,000) were recorded to provide for the final resolution of the restaurant’s operations, which principally involved selling off the remaining inventory and equipment. The costs of the closure and its operating losses for the three month period ended October 31, 2000 are reported as loss from operations of discontinued restaurant operation in the accompanying consolidated statements of loss. The discontinued operation had revenues of $453,000 for the three month period ended October 31, 2000.

Placement 2000.Com, Inc.

In December 1999, the Company acquired an 80% interest in Placement 2000.Com, Inc. (“Placement”) for $1 million in cash plus up to an additional $2 million in cash, contingent on future events and earnings, to be used for Placement’s general corporate purposes. The Company granted options to Placement’s former principal, who remained with Placement, to purchase up to 333,334 shares of the Company’s common stock. A portion of the options (66,667) was exercisable as of the acquisition date, and the remainder (266,667) were exercisable if certain profitability goals were met. None of the options were exercised.

Effective January 31, 2001, the Company sold its interest to Placement’s former majority owner, in exchange for the stock options originally granted to him in the purchase of Placement. The Company and Placement and its principals exchanged general releases and provided indemnification to one another.

Operations of Placement have been reported in the Company’s consolidated statements of loss as “Discontinued Recruitment Operation” for the three month period ended October 31, 2000. The discontinued recruitment operation had revenues of $374,000 for the three month period ended October 31, 2000. In connection with the discontinuance of this business, the Company recorded operating losses of $81,000 (net of minority interest ($36,000) and a tax benefit of $61,000) for the three month period ended October 31, 2000.

At October 31, 2000, the Company recorded a provision of $176,000 to provide for losses, which the Company may incur in disposing of Placement’s furniture and equipment. In connection with the discontinuance of this operation, the Company recorded operating losses of $184,000 projected for Placement for the period from November 1, 2000 through January 31, 2001. Additionally, unamortized goodwill associated with the acquisition of Placement ($250,000) was expensed in the three month period ended October 31, 2000. These expenses are reported net of minority interest ($51,000) and a tax benefit of $207,000.

American Vantage Companies
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 – LITIGATION WITH THE TABLE MOUNTAIN TRIBE

Until May 1999, the Company had two contracts to provide gaming consulting services to Table Mountain Casino & Bingo, a tribal gaming enterprise on a federal Indian rancheria in Friant, California, which is owned by the Table Mountain Band of Indians (the “Table MountainTribe”). In May 1999, the Table Mountain Tribe voted to terminate both contracts with the Company. The first contract, entered into in February 1996, was a buyout of an earlier contract and required payments of $350,000 per month for 48 months through January 2000. The second contract, a consulting contract, also entered into in February 1996 and subsequently amended, was to expire in June, 2000. Since May 1999, the Table Mountain Tribe has not honored the consulting and termination contracts with the Company.

In June 1999, the Company filed a lawsuit in the United States Court, Eastern District of California (“District Court”) against the Table Mountain Tribe. The lawsuit sought to recover payment totaling $3,150,000 due under the first (buyout) contract. And under the consulting contract, the company sought an award of $790,000, the base level consulting fees provided by the contract, as well as bonus consulting fees based on the casino’s profit level that would have been due during the remainder of the contract term.

The Table Mountain Tribe had filed a countersuit against the Company claiming the consulting contracts were invalid, for several reasons, and requesting restitution for all consulting fees paid to the Company during the period of the contracts.

In September 2000, an Order (“Order”) was filed by District Court Judge Anthony W. Ishii, who dismissed with prejudice the Company’s claims against the Table Mountain Tribe due to the District Court’s lack of subject matter jurisdiction. The Order also dismissed the Table Mountain Tribe’s counterclaim against the Company. The District Court made no ruling on the merits of the action. The Company has appealed the District Court’s order to the Ninth Circuit Court of Appeals, which has yet to rule.

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

NOTE 5 – FUTURE OPERATIONS

The loss of casino consulting fees had a material adverse effect on the operations of the Company. The Company is interested in pursuing an acquisition or merger strategy and will continue to sell certain of its assets. Until these efforts are successful, the Company will utilize accumulated cash reserves to provide working capital for corporate operating expenses.

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

Overview – Factors That May Affect Future Results

Until May 1999, the Company derived all of its revenues from providing consulting services to Table Mountain Casino & Bingo, a tribal gaming enterprise on a federal Indian rancheria in Friant, California, which is owned by the Table Mountain Band of Indians (the “Table Mountain Tribe”). In May 1999, the Table Mountain Tribe voted to prematurely terminate the contracts it had with the Company and since May 1999 has not honored the consulting and termination contracts. As a result, the Company’s primary source of revenue was eliminated and it had a significant negative impact on the operations of the Company and its source of funds (see “Note 4 – Litigation with the Table Mountain Tribe” of Notes to Consolidated Financial Statements). The Company is interested in pursuing an acquisition or merger strategy. In this regard, the Company has retained an investment banker to assist it in the evaluation of acceptable candidates. Prospects have been presented to the investment banker for review. Currently, preliminary due diligence is being conducted to determine if any of these candidates present a desirable opportunity for the Company. In addition, the Company will continue to sell certain of its assets in order to increase its cash on hand and place the Company in a position to acquire another entity so that any acquisition or merger will have an impact on shareholder value. Until these efforts are successful, the Company will utilize accumulated cash reserves to provide working capital for corporate operating expenses. The discontinuance of the WCW Nitro Grill and the divestiture of the Placement 2000.Com, Inc. (“Placement”) operation eliminated the negative cash flows these operations experienced.

Results of Operations

Three Months Ended October 31, 2001 Compared With The Three Months Ended October 31, 2000

Revenues
The closure of the WCW Nitro Grill and the divestiture of Placement resulted in the elimination of the Company’s sources of revenues. The operating results of these two companies are reported as discontinued operations.

Costs and Expenses
Casino consulting expenses in the three month period ended October 31, 2001 (“Fiscal 2002”) increased to $41,000, up 28.1%, from $32,000 in the three month period ended October 31, 2000 (“Fiscal 2001”). Expenses in Fiscal 2002 are comprised principally of legal expenses incurred in the litigation with the Table Mountain Tribe.

General and administrative expenses in Fiscal 2002 decreased by $1,000 or 0.2% from Fiscal 2001. The decrease resulted from a combination of increases/decreases in various items. There was a $10,000 decrease in payroll costs. Consulting fees, which were paid to an investment advisor, increased ($26,000) and legal fees increased ($16,000). The activity in these three accounts was offset by decreases in several other categories, none of which were individually significant.

Amortization and depreciation was $5,000 and $7,000 in Fiscal 2002 and 2001, respectively.

The income/loss of unconsolidated restaurant subsidiary in Fiscal 2002 and Fiscal 2001 represents 100% of the income/loss from operations of the 49% owned restaurant investment. The restaurant began operations in June 1999. In the future, if the restaurant continues to have net income, the Company will recognize all such income until prior losses have been offset and thereafter net income will be split proportionate to ownership interests.

Other items
Interest income from time deposits with financial institutions and interest earned on the mortgage note receivable totaled $111,000 and $189,000 in Fiscal 2002 and 2001, respectively.

The Company recorded no current income tax benefits for Fiscal 2002 due to the uncertainty of their ultimate realization. In Fiscal 2001 current income tax benefits totaled $397,000 and deferred income tax expense was $61,000.

Net loss from continuing operations was $277,000 ($0.06 per basic and diluted loss per share) and $76,000 ($0.02 per basic and diluted loss per share) for Fiscal 2002 and Fiscal 2001, respectively.

Net loss was $277,000 ($0.06 basic and diluted loss per share) and $577,000 ($0.12 basic and diluted loss per share) for Fiscal 2002 and Fiscal 2001, respectively.

Liquidity and Capital Resources

At October 31, 2001, the Company had consolidated working capital of $12,103,000, as compared with working capital of $12,322,000 at July 31, 2001.

Investing activities:
The Company received cash distributions ($150,000) from the unconsolidated restaurant subsidiary during the three months ended October 31, 2001. In the comparable interim Fiscal 2001 period, the Company received cash distributions of $200,000.

Financing activities:
No funds were used or provided by financing activities in the three month period ended October 31, 2001. In the three month period ended October 31, 2000, the Company recorded $25,000 of proceeds from the issuance of its common stock and repurchased and retired $26,000 of its common stock.

Historically, the Company has provided funds for its operations from operating activities, financing from financial institutions and stockholders, and issuance of common stock, and it will likely continue to use these sources of liquidity in the future. The Table Mountain Tribe’s failure to honor the Company’s consulting and termination agreements had a significant negative impact on the Company’s operations and its source of funds. The Company is interested in pursuing an acquisition or merger strategy. In this regard, the Company has retained an investment banker to assist it in the evaluation of acceptable candidates. Prospects have been presented to the investment banker for review. Currently, preliminary due diligence is being conducted to determine if any of these candidates present a desirable opportunity for the Company. In addition, the Company will continue to sell certain of its assets in order to increase its cash on hand and place the Company in a position to acquire another entity so that any acquisition or merger will have an impact on shareholder value. Until these efforts are successful, the Company will utilize accumulated cash reserves to provide working capital for corporate operating expenses. The discontinuance of the WCW Nitro Grill and the divestiture of the Placement operation will eliminate the negative cash flows these operations have experienced. The Company has always sought and will continue to seek any business venture, which the Company believes afford an opportunity to increase stockholder value. In the event any of these opportunities come to fruition, management will consider satisfying financing requirements from working capital, through borrowing or capital infusion through the public or private placement of common stock of the Company or its subsidiaries.

PART II
OTHER INFORMATION

Item 1. Legal Proceeding

         See Part 1, Note 4 of Notes to Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

         None

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANTAGE COMPANIES

Dated:	December 12, 2001 Las Vegas, Nevada	By:	/s/ Ronald J. Tassinari Ronald J. Tassinari President (Principal Executive Officer)

		By:	/s/ Roy K. Keefer

Roy K. Keefer (Chief Financial Officer and Accounting Officer)