Form 10QSB
period 2002-01-31
AMERICAN VANTAGE COMPANIES
filed 2002-03-14
CIK 315428

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2002
Commission File No. 0-10061

AMERICAN VANTAGE COMPANIES
(Exact name of small business issuer as specified in its charter)

Nevada	04-2709807

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)

Incorporation or Organization)

6787 W. Tropicana, Ste 200, Las Vegas, Nevada	89103

(Address of Principal Executive Offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value, 4,865,856 shares at March 14, 2002.

         Transitional Small Business Disclosure Format                      Yes                      No                      X

PART 1
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Vantage Companies
Consolidated Balance Sheets
January 31, 2002 and July 31, 2001

	January 31,	July 31,
	2002	2001

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$10,693,000	$11,565,000

Accrued interest	—	23,000

Refundable income taxes	1,024,000	1,024,000

Prepaid expenses	69,000	43,000

Total current assets	11,786,000	12,655,000

Property and equipment, net	117,000	125,000

Land held for sale	3,544,000	3,544,000

Investment in unconsolidated restaurant subsidiary	1,722,000	1,861,000

Other assets	14,000	15,000

	$17,183,000	$18,200,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$98,000	$153,000

Accrued expenses	114,000	180,000

Total current liabilities	212,000	333,000

Commitments and contingency	—	—

Stockholders’ equity:

Common stock, $.01 par; 30,000,000 shares authorized; shares issued and outstanding — 4,865,856 and 4,865,856	49,000	49,000

Preferred stock, $.01 par; 10,000,000 shares authorized; shares issued and outstanding — none	—	—

Capital in excess of par	2,940,000	2,940,000

Capital in excess of par — stock options	278,000	278,000

Retained earnings	13,704,000	14,600,000

	16,971,000	17,867,000

	$17,183,000	$18,200,000

See Notes to Consolidated Financial Statements.

American Vantage Companies
Consolidated Statements of Loss
Six Months Ended January 31, 2002 and 2001
(Unaudited)

	2002	2001

Revenues	$—	$—

Costs and expenses:

Casino consulting	93,000	54,000

General and administrative	1,020,000	986,000

Amortization and depreciation	9,000	13,000

Income of unconsolidated restaurant subsidiary	(61,000)	(165,000)

	1,061,000	888,000

Loss from continuing operations	(1,061,000)	(888,000)

Other income:

Interest income	165,000	364,000

Miscellaneous	—	1,000

	165,000	365,000

Loss from continuing operations before income taxes	(896,000)	(523,000)

Income tax benefit (expense):

Current:

State	—	6,000

Federal	—	181,000

Deferred:

State		—

Federal	—	38,000

	—	225,000

Loss from continuing operations	(896,000)	(298,000)

Discontinued operations:

Discontinued restaurant operation, net of income tax benefit ($33,000 - 2001)	—	(69,000)

Discontinued recruitment operation, net of minority interest ($87,000 - 2001); writeoff of goodwill ($250,000 - 2001) and income tax benefit ($319,000 - 2001)	—	(620,000)

Net loss	$(896,000)	$(987,000)

Loss per common share — basic and diluted:

Loss from continuing operations	$(0.18)	$(0.06)

Discontinued operations	—	(0.14)

Net loss	$(0.18)	$(0.20)

Weighted average number of common shares and common share equivalents:

Basic	4,866,000	4,866,000

Stock options and warrants	—	—

Diluted	4,866,000	4,866,000

See Notes to Consolidated Financial Statements.

American Vantage Companies
Consolidated Statements of Loss
Three Months Ended January 31, 2002 and 2001
(Unaudited)

	2002	2001

Revenues	$—	$—

Costs and expenses:

Casino consulting	52,000	23,000

General and administrative	579,000	542,000

Amortization and depreciation	5,000	6,000

Loss of unconsolidated restaurant subsidiary	37,000	15,000

	673,000	586,000

Loss from continuing operations	(673,000)	(586,000)

Other income:

Interest income	54,000	176,000

	54,000	176,000

Loss from continuing operations before income taxes	(619,000)	(410,000)

Income tax benefit (expense):

Current:

State	—	6,000

Federal	—	289,000

Deferred:

State		—

Federal	—	(135,000)

	—	160,000

Loss from continuing operations	(619,000)	(250,000)
Discontinued operations:

Discontinued restaurant operation, net of income tax benefit ($1,000 - 2001)	—	(2,000)

Discontinued recruitment operation, net of income tax benefit ($81,000 - 2001)	—	(158,000)

Net loss	$(619,000)	$(410,000)

Loss per common share — basic and diluted:

Loss from continuing operations	$(0.13)	$(0.05)

Discontinued operations	—	(0.03)

Net loss	$(0.13)	$(0.08)

Weighted average number of common shares and common share equivalents:

Basic	4,866,000	4,866,000

Stock options and warrants	—	—

Diluted	4,866,000	4,866,000

See Notes to Consolidated Financial Statements.

American Vantage Companies
Consolidated Statements of Cash Flows
Six Months Ended January 31, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities:

Net loss	$(896,000)	$(987,000)

Adjustments to reconcile net loss to net cash used by operating activities:

Income of unconsolidated restaurant subsidiary	(61,000)	(165,000)

Amortization and depreciation	9,000	13,000

Deferred income tax benefit	—	(38,000)

Changes in other assets and liabilities, net	(124,000)	(570,000)

Changes in net assets of discontinued recruitment operation	—	420,000

	(176,000)	(340,000)

Net cash used by operating activities	(1,072,000)	(1,327,000)

Cash flows from investing activities:

Restricted cash transferred to unrestricted	—	530,000

Repayment of mortgage note receivable	—	1,300,000

Cash distribution from unconsolidated restaurant subsidiary	200,000	350,000

Net cash provided by investing activities	200,000	2,180,000

Cash flows from financing activities:

Repurchase of common stock	—	(26,000)

Proceeds from issuance of common stock	—	25,000

Net cash used by financing activities	—	(1,000)

Net increase (decrease) in cash and cash equivalents	(872,000)	852,000

Cash and cash equivalents, at beginning of period	11,565,000	7,307,000

Cash and cash equivalents, at end of period	$10,693,000	$8,159,000

See Notes to Consolidated Financial Statements.

American Vantage Companies
Consolidated Statements of Stockholders’ Equity
Year Ended July 31, 2001 and Six Months
Ended January 31, 2002 (Unaudited)

				Capital
				in excess
	Common stock		Capital	of par -
			in excess	stock	Retained
	Shares	Dollars	of par	options	earnings

Balance, July 31, 2000	4,858,256	$49,000	$2,941,000	$278,000	$15,607,000

Shares issued	22,333	—	25,000	—	—

Shares repurchased and retired	(14,733)	—	(26,000)	—	—

Net loss for the year	—	—	—	—	(1,007,000)

Balance, July 31, 2001	4,865,856	49,000	2,940,000	278,000	14,600,000

Net loss for the period	—	—	—	—	(896,000)

Balance, January 31, 2002	4,865,856	$49,000	$2,940,000	$278,000	$13,704,000

See Notes to Consolidated Financial Statements.

American Vantage Companies
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

As permitted by the Securities and Exchange Commission under Item 310 (b) of Regulation S-B, the accompanying consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of American Vantage Companies and its majority owned subsidiaries (the “Company”). A 49% owned restaurant subsidiary is reported in the consolidated balance sheet at the Company’s equity in net assets of the subsidiary. The Company has reported all (100%) of the income/loss of the unconsolidated subsidiary in the accompanying consolidated statements of loss for the three and six month periods ended January 31, 2002 and 2001. For additional disclosures, refer to the Annual Report on Form 10-KSB of the Company for the year ended July 31, 2001 (“Fiscal 2001”).

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

All (100%) of the income/loss from the operations for the restaurant is reported as income/loss of unconsolidated subsidiary in the consolidated statements of loss for the three and six month periods ended January 31, 2002 and 2001. In the future, if the restaurant continues to have net income, the Company will recognize all such income until prior losses have been offset and, thereafter, net income will be split proportionate to ownership interests.

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

On September 30, 2000, the Company closed the restaurant. At October 31, 2000, additional estimated losses of $69,000 (net of an income tax benefit of $33,000) were recorded to provide for the final resolution of the restaurant’s operations, which principally involved selling off the remaining inventory and equipment. The costs of the closure and its operating losses for the three and six month periods ended January 31, 2001 are reported as “Discontinued Restaurant Operation” in the accompanying consolidated statements of loss. The discontinued operation had revenues of $10,000 and $488,000 for the three and six month periods ended January 31, 2001.

Placement 2000.Com, Inc.

In December 1999, the Company acquired an 80% interest in Placement 2000.Com, Inc. (“Placement”) for $1 million in cash plus up to an additional $2 million in cash, contingent on future events and earnings, to be used for Placement’s general corporate purposes. The Company granted options to Placement’s former principal, who remained with Placement, to purchase up to 333,334 shares of the Company’s common stock. A portion of the options (66,667) was exercisable as of the acquisition date, and the remainder (266,667) was exercisable if certain profitability goals were met. None of the options were exercised.

Effective January 31, 2001, the Company sold its interest to Placement’s former majority owner, in exchange for the stock options originally granted to him in the purchase of Placement. The Company and Placement and its principals exchanged general releases and provided indemnification to one another.

Operations of Placement have been reported in the Company’s consolidated statements of loss as “Discontinued Recruitment Operation” for the three and six month periods ended January 31, 2001. The discontinued recruitment operation had revenues of $212,000 and $586,000 for the three and six month periods ended January 31, 2001. In connection with the discontinuance of this business, the Company recorded a loss of $158,000 (net of income tax benefit of $81,000) for the three month period ended January 31, 2001. The loss for the six month period ended January 31, 2001 was $620,000 after the writeoff of goodwill ($250,000); and net of minority interest ($87,000) and income tax benefit ($319,000).

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

American Vantage Companies
Notes to Consolidated Financial Statements
(Unaudited)

has not honored the consulting and termination contracts with the Company.

In June 1999, the Company filed a lawsuit in the United States Court, Eastern District of California (“District Court”) against the Table Mountain Tribe. The lawsuit sought to recover payment totaling $3,150,000 due under the first (buyout) contract. And under the consulting contract, the company sought an award of $790,000, the base level consulting fees provided by the contract, plus bonus consulting fees based on the casino’s profit level that would have been due during the remainder of the contract term.

The Table Mountain Tribe had filed a counter suit against the Company claiming the consulting contracts were invalid, for several reasons, and requesting restitution for all consulting fees paid to the Company during the period of the contracts.

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

Overview – Factors That May Affect Future Results

Until May 1999, the Company derived all of its revenues from providing consulting services to Table Mountain Casino & Bingo, a tribal gaming enterprise on a federal Indian rancheria in Friant, California, which is owned by the Table Mountain Band of Indians (the “Table Mountain Tribe”). In May 1999, the Table Mountain Tribe voted to prematurely terminate the contracts it had with the Company and since May 1999 has not honored the consulting and termination contracts. As a result, the Company’s primary source of revenue was eliminated and it had a significant negative impact on the operations of the Company and its source of funds (see “Note 4 – Litigation with the Table Mountain Tribe” of Notes to Consolidated Financial Statements). The Company is pursuing an acquisition or merger strategy. In this regard, the Company will retain an investment banker to assist it in the evaluation of acceptable candidates. Prospects have been and will continue to be presented to an investment banker for review. In addition, the Company will continue to sell certain of its assets in order to increase its cash on hand and place the Company in a position to acquire another entity so that any acquisition or merger will have an impact on stockholder value. Until these efforts are successful, the Company will utilize accumulated cash reserves to provide working capital for corporate operating expenses. The discontinuance of the WCW Nitro Grill and the divestiture of the Placement 2000.Com, Inc. (“Placement”) operation eliminated the negative cash flows these operations experienced.

Results of Operations

Six Month Period Ended January 31, 2002 Compared With The Six Month Period Ended
January 31, 2001

Revenues
 The closure of the WCW Nitro Grill and the divestiture of Placement resulted in the elimination of the Company’s sources of revenues. The operating results of these two companies are reported as discontinued operations.

Costs and Expenses
 Casino consulting expenses in the six month period ended January 31, 2002 (“Fiscal 2002”) increased to $93,000, up 72.2%, from $54,000 in the six month period ended January 31, 2001 (“Fiscal 2001”). Expenses in Fiscal 2002 are comprised of legal expenses incurred in the litigation with the Table Mountain Tribe.

General and administrative expenses in Fiscal 2002 increased by $34,000 or 3.4% from Fiscal 2001. The increase resulted from a combination of increases/decreases in various items. Consulting fees, principally those paid to an investment advisor, increased ($20,000). Legal fees increased ($103,000). These expenses related mainly to due diligence work done in connection with the Company's ongoing merger and acquisition efforts. The activity in these accounts was offset by decreases in other categories.

Amortization and depreciation was $9,000 and $13,000 in Fiscal 2002 and 2001, respectively.

The income/loss of unconsolidated restaurant subsidiary in Fiscal 2002 and Fiscal 2001 represents 100% of the income/loss from operations of the 49% owned restaurant investment. The restaurant began operations in June 1999. In the future, if the restaurant continues to have net income, the Company will recognize all such income until prior losses have been offset and thereafter net income will be split proportionate to ownership interests. Income from the subsidiary decreased in Fiscal 2002 as a result of an economic slowdown and a decrease in tourism in Las Vegas.

Other items
 Interest income from time deposits with financial institutions and interest earned on the mortgage note receivable totaled $165,000 and $364,000 in Fiscal 2002 and 2001, respectively. Interest income decreased due to lower interest rates being paid on time deposits and government securities.

The Company recorded no income tax benefits for Fiscal 2002 due to the uncertainty of their ultimate realization. In Fiscal 2001 income tax benefits totaled $225,000.

Net loss from continuing operations was $896,000 ($0.18 per basic and diluted loss per share) and $298,000 ($0.06 per basic and diluted loss per share) for Fiscal 2002 and Fiscal 2001, respectively.

Net loss was $896,000 ($0.18 basic and diluted loss per share) and $987,000 ($0.20 basic and diluted loss per share) for Fiscal 2002 and Fiscal 2001, respectively.

Liquidity and Capital Resources

At January 31, 2002, the Company had consolidated working capital of $11,574,000, as compared with working capital of $12,322,000 at July 31, 2001.

Investing activities:
 The Company received cash distributions of $200,000 from the unconsolidated restaurant subsidiary during the six month period ended January 31, 2002. In the comparable interim Fiscal 2001 period, the Company received cash distributions of $350,000.

Financing activities:
 No funds were used or provided by financing activities in the six month period ended January 31, 2002. In the six month period ended January 31, 2001, the Company recorded $25,000 of proceeds from the issuance of its common stock and repurchased and retired $26,000 of its common stock.

Historically, the Company has provided funds for its operations from operating activities, financing from financial institutions and stockholders, and issuance of common stock, and it will likely continue to use these sources of liquidity in the future. The Table Mountain Tribe’s failure to honor the Company’s consulting and termination agreements had a significant negative impact on the Company’s operations and its source of funds. The Company is pursuing an acquisition or merger strategy. In this regard, the Company will retain an investment banker to assist it in the evaluation of acceptable candidates. Prospects have been and will continue to be presented to an investment banker for review. In addition, the Company will continue to sell certain of its assets in order to increase its cash on hand and place the Company in a position to acquire another entity so that any acquisition or merger will have an impact on stockholder value. Until these efforts are successful, the Company will utilize accumulated cash reserves to provide working capital for corporate operating expenses. The discontinuance of the WCW Nitro Grill and the divestiture of the Placement operation eliminated the negative cash flows these operations experienced. The Company has always sought and will continue to seek any business venture which the Company believes affords it an opportunity to increase stockholder value. In the event any of these opportunities come to fruition, management will consider satisfying financing requirements from working capital, through borrowing or capital infusion through the public or private placement of common stock of the Company or its subsidiaries.

PART II
OTHER INFORMATION

Item 1. Legal Proceeding

         See Part 1, Note 4 of Notes to Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

         None

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANTAGE COMPANIES

Dated:	March 14, 2002	By: /s/ Ronald J. Tassinari

	Las Vegas, Nevada	Ronald J. Tassinari

President

(Principal Executive Officer)

By:/s/ Roy K. Keefer Roy K. Keefer (Chief Financial Officer and Accounting Officer)