Form 10QSB
period 2002-04-30
AMERICAN VANTAGE COMPANIES
filed 2002-06-13
CIK 315428

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

__________________________________________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2002
Commission File No. 0-10061

AMERICAN VANTAGE COMPANIES
(Exact name of small business issuer as specified in its charter)

Nevada	04-2709807

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)

Incorporation or Organization)

7674 W. Lake Mead Blvd., Ste 108, Las Vegas, Nevada	89128

(Address of Principal Executive Offices)	(Zip Code)

(702) 227-9800
(Registrant’s Telephone Number, including Area Code)

6787 W. Tropicana, Ste. 200, Las Vegas, Nevada 89103

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value, 4,865,856 shares at June 10, 2002.

Transitional Small Business Disclosure Format          Yes                 No

PART 1
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

American Vantage Companies
Consolidated Balance Sheets
April 30, 2002 and July 31, 2001

	April 30,	July 31,
	2002	2001

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$11,151,000	$11,565,000

Accrued interest	8,000	23,000

Refundable income taxes	688,000	1,024,000

Prepaid expenses	23,000	43,000

Total current assets	11,870,000	12,655,000

Property and equipment, net	18,000	125,000

Land held for sale	3,544,000	3,544,000

Investment in unconsolidated restaurant subsidiary	1,659,000	1,861,000

Other assets	13,000	15,000

	$17,104,000	$18,200,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$28,000	$153,000

Accrued expenses	335,000	180,000

Total current liabilities	363,000	333,000

Deferred income taxes — long term	14,000	—

Commitments and contingency	—	—

Stockholders’ equity:

Common stock, $.01 par; 30,000,000 shares authorized; shares issued and outstanding - 4,865,856 and 4,865,856	49,000	49,000

Preferred stock, $.01 par; 10,000,000 shares authorized; shares issued and outstanding — none	—	—

Capital in excess of par	2,940,000	2,940,000

Capital in excess of par — stock options	278,000	278,000

Retained earnings	13,460,000	14,600,000

	16,727,000	17,867,000

	$17,104,000	$18,200,000

See Notes to Consolidated Financial Statements.

American Vantage Companies
Consolidated Statements of Loss
Three Months Ended April 30, 2002 and 2001
(Unaudited)

	2002	2001

Revenues	$—	$—

Costs and expenses:

Casino consulting	24,000	105,000

General and administrative	1,054,000	509,000

Amortization and depreciation	5,000	6,000

Income of unconsolidated restaurant subsidiary	(137,000)	(140,000)

	946,000	480,000

Loss from continuing operations	(946,000)	(480,000)

Other income:

Interest income	47,000	132,000

	47,000	132,000

Loss from continuing operations before income taxes	(899,000)	(348,000)

Income tax benefit (expense):

Current:

State	—	—

Federal	669,000	658,000

Deferred:

State	—	(1,000)

Federal	(14,000)	(548,000)

	655,000	109,000

Loss from continuing operations	(244,000)	(239,000)

Discontinued operations:

Discontinued recruitment operation, net of income tax benefit — $43,000	—	(83,000)

	—	(83,000)

Net loss	$(244,000)	$(322,000)

Loss per common share — basic and diluted:

Loss from continuing operations	$(0.05)	$(0.05)

Discontinued operations	—	(0.02)

Net loss	$(0.05)	$(0.07)

Weighted average number of common shares and common share equivalents:

Basic	4,866,000	4,866,000

Stock options and warrants	—	—

Diluted	4,866,000	4,866,000

See Notes to Consolidated Financial Statements.

American Vantage Companies
Consolidated Statements of Loss
Nine Months Ended April 30, 2002 and 2001
(Unaudited)

	2002	2001

Revenues	$—	$—

Costs and expenses:

Casino consulting	117,000	151,000

General and administrative	2,074,000	1,500,000

Amortization and depreciation	14,000	19,000

Income of unconsolidated restaurant subsidiary	(198,000)	(304,000)

	2,007,000	1,366,000

Loss from continuing operations	(2,007,000)	(1,366,000)

Other income:

Interest income	212,000	496,000

Miscellaneous	—	1,000

	212,000	497,000

Loss from continuing operations before income taxes	(1,795,000)	(869,000)

Income tax benefit (expense):

Current:

State	—	5,000

Federal	669,000	838,000

Deferred:

State	—	—

Federal	(14,000)	(510,000)

	655,000	333,000

Loss from continuing operations	(1,140,000)	(536,000)

Discontinued operations:

Discontinued restaurant operation, net of income tax benefit — $79,000	—	(152,000)

Discontinued recruitment operation, net of minority interest — $87,000; writeoff of goodwill — $250,000 and income tax benefit — $319,000	—	(621,000)

	—	(773,000)

Net loss	$(1,140,000)	$(1,309,000)

Loss per common share — basic and diluted:

Loss from continuing operations	$(0.23)	$(0.11)

Discontinued operations	—	(0.16)

Net loss	$(0.23)	$(0.27)

Weighted average number of common shares and common share equivalents:

Basic	4,866,000	4,866,000

Stock options and warrants	—	—

Diluted	4,866,000	4,866,000

See Notes to Consolidated Financial Statements.

American Vantage Companies
Consolidated Statements of Cash Flows
Nine Months Ended April 30, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities:

Net loss	$(1,140,000)	$(1,309,000)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Income of unconsolidated restaurant subsidiary	(198,000)	(304,000)

Amortization and depreciation	14,000	19,000

Deferred income taxes	14,000	510,000

Net book value of leasehold improvements abandoned	95,000	-

Changes in other assets and liabilities, net	401,000	462,000

Changes in net assets of discontinued restaurant operation	—	232,000

Changes in net assets of discontinued recruitment operation	—	431,000

	326,000	1,350,000

Net cash provided (used) by operating activities	(814,000)	41,000

Cash flows from investing activities:

Restricted cash transferred to unrestricted	—	530,000

Repayment of mortgage note receivable	—	1,300,000

Cash distribution from unconsolidated restaurant subsidiary	400,000	500,000

Net cash provided by investing activities	400,000	2,330,000

Cash flows from financing activities:

Repurchase of common stock	—	(26,000)

Proceeds from issuance of common stock	—	25,000

Net cash used by financing activities	—	(1,000)

Net increase (decrease) in cash and cash equivalents	(414,000)	2,370,000

Cash and cash equivalents, at beginning of period	11,565,000	7,199,000

Cash and cash equivalents, at end of period	$11,151,000	$9,569,000

See Notes to Consolidated Financial Statements.

American Vantage Companies
Consolidated Statements of Stockholders’ Equity
Year Ended July 31, 2001 and Nine Months
Ended April 30, 2002 (Unaudited)

				Capital
				in excess
	Common stock		Capital	of par -
			in excess	stock	Retained
	Shares	Dollars	of par	options	earnings

Balance, July 31, 2000	4,858,256	$49,000	$2,941,000	$278,000	$15,607,000

Shares issued	22,333	—	25,000	—	—

Shares repurchased and retired	(14,733)	—	(26,000)	—	—

Net loss for the year	—	—	—	—	(1,007,000)

Balance, July 31, 2001	4,865,856	49,000	2,940,000	278,000	14,600,000

Net loss for the period	—	—	—	—	(1,140,000)

Balance, April 30, 2002	4,865,856	$49,000	$2,940,000	$278,000	$13,460,000

See Notes to Consolidated Financial Statements.

American Vantage Companies
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

As permitted by the Securities and Exchange Commission under Item 310 (b) of Regulation S-B, the accompanying consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. The consolidated financial statements include the accounts of American Vantage Companies and its majority owned subsidiaries (the “Company”). A 49% owned restaurant subsidiary is reported in the consolidated balance sheets at the Company’s equity in net assets of the subsidiary. The Company has reported all (100%) of the income/loss of the unconsolidated subsidiary in the accompanying consolidated statements of loss for the three and nine month periods ended April 30, 2002 and 2001. For additional disclosures, refer to the Annual Report on Form 10-KSB of the Company for the year ended July 31, 2001 (“Fiscal 2001”).

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

All (100%) of the income/loss from the operations for the restaurant is reported as income/loss of unconsolidated subsidiary in the consolidated statements of loss for the three and nine month periods ended April 30, 2002 and 2001. In the future, if the restaurant continues to have net income, the Company will recognize all such income until prior losses have been offset and, thereafter, net income will be split proportionate to ownership interests.

BGLV has an operating agreement with an entity owned by the majority owners requiring payments equal to 5% of the gross sales of the restaurant.

American Vantage Companies
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS

WCW Nitro Grill

The Company owns an 88% interest in a consolidated subsidiary, which operated the WCW Nitro Grill restaurant in the Excalibur Hotel and Casino on the Las Vegas Strip in Las Vegas, Nevada. On September 30, 2000, the Company closed the restaurant. At October 31, 2000, additional estimated losses of $69,000 (net of an income tax benefit of $33,000) were recorded to provide for the final resolution of the restaurant’s operations, which principally involved selling off the remaining inventory and equipment. The costs of the closure and its operating losses for the three and nine month periods ended April 30, 2001 are reported as “Discontinued Restaurant Operation” in the accompanying consolidated statements of loss. The discontinued operation had revenues of $0 and $488,000 for the three and nine month periods ended April 30, 2001, respectively.

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

Operations of Placement have been reported in the Company’s consolidated statements of loss as “Discontinued Recruitment Operation” for the three and nine month periods ended April 30, 2001. The discontinued recruitment operation had revenues of $0 and $586,000 for the three and nine month periods ended April 30, 2001, respectively.

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

American Vantage Companies
Notes to Consolidated Financial Statements
(Unaudited)

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

NOTE 5 – FUTURE OPERATIONS

The loss of casino consulting fees had a material adverse effect on the operations of the Company. The Company is actively pursuing an acquisition or merger strategy and will continue to sell certain of its assets. Until these efforts are successful, the Company will utilize accumulated cash reserves to provide working capital for corporate operating expenses.

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

Overview – Factors That May Affect Future Results

Until May 1999, the Company derived all of its revenues from providing consulting services to Table Mountain Casino & Bingo, a tribal gaming enterprise on a federal Indian rancheria in Friant, California, which is owned by the Table Mountain Band of Indians (the ”Table Mountain Tribe”). In May 1999, the Table Mountain Tribe voted to prematurely terminate the contracts it had with the Company and since May 1999 has not honored the consulting and termination contracts. As a result, the Company’s primary source of revenue was eliminated and it had a significant negative impact on the operations of the Company and its source of funds (see “Note 4 – Litigation with the Table Mountain Tribe” of Notes to Consolidated Financial Statements). The Company is pursuing an acquisition or merger strategy. In this regard, the Company has retained an investment banker to assist it in the evaluation of acceptable candidates. Prospects have been and will continue to be presented to the investment banker for review. In addition, the Company will continue to sell certain of its assets in order to increase its cash on hand and place the Company in a position to acquire another entity so that any acquisition or merger will have an impact on stockholder value. Until these efforts are successful, the Company will utilize accumulated cash reserves to provide working capital for corporate operating expenses. The discontinuance of the WCW Nitro Grill and the divestiture of the Placement 2000.Com, Inc. (“Placement”) operation eliminated the negative cash flows these operations experienced. In addition, the Company has reduced its future overhead costs beginning in June 2002 by relocating its corporate office to a smaller space and by reducing its staff size from six to four.

Results of Operations

Nine Month Period Ended April 30, 2002 Compared With The Nine Month Period Ended
April 30, 2001

Revenues
The closure of the WCW Nitro Grill and the divestiture of Placement resulted in the elimination of the Company’s sources of revenues. The operating results of these two companies are reported as discontinued operations.

Costs and Expenses
Casino consulting expenses in the nine month period ended April 30, 2002 (“Fiscal 2002”) decreased to $117,000, down 22.5%, from $151,000 in the nine month period ended April 30, 2001 (“Fiscal 2001”). Expenses in Fiscal 2002 are comprised of legal expenses incurred in the litigation with the Table Mountain Tribe.

General and administrative expenses in Fiscal 2002 increased by $574,000 or 38.3% from Fiscal 2001. The increase resulted from a combination of increases/decreases in various items. Consulting fees, principally those paid to investment advisors, increased by $243,000. Legal fees increased by $279,000. These expenses related mainly to due diligence work done in connection with the Company’s ongoing merger and acquisition efforts. In connection with the Company’s relocation of its corporate offices to a smaller facility, leasehold improvements ($95,000) in the former office were written off in the three months ended April 30, 2002. The increase in these accounts was offset by decreases in other categories.

Amortization and depreciation was $14,000 and $19,000 in Fiscal 2002 and 2001, respectively.

The income of unconsolidated restaurant subsidiary in Fiscal 2002 and Fiscal 2001 represents 100% of the income from operations of the 49% owned restaurant investment. The restaurant began operations in June 1999. In the future, if the restaurant continues to have net income, the Company will recognize all such income until prior losses have been offset and thereafter net income will be split proportionate to ownership interests. Income from the subsidiary decreased in Fiscal 2002 as a result of an economic slowdown and a decrease in tourism in Las Vegas, which was principally related to the events of September 11, 2001.

Other items
Interest income from U.S. Treasury bills, time deposits with financial institutions and interest earned on the mortgage note receivable totaled $212,000 and $496,000 in Fiscal 2002 and 2001, respectively. Interest income decreased due to lower interest rates being paid on time deposits and government securities.

The Company recorded income tax benefits of $655,000 for Fiscal 2002. The benefits resulted from the utilization of net operating loss carrybacks. In Fiscal 2001 income tax benefits totaled $333,000.

Net loss from continuing operations was $1,140,000 ($0.23 per basic and diluted loss per share) and $536,000 ($0.11 per basic and diluted loss per share) for Fiscal 2002 and Fiscal 2001, respectively.

Net loss was $1,140,000 ($0.23 basic and diluted loss per share) and $1,309,000 ($0.27 basic and diluted loss per share) for Fiscal 2002 and Fiscal 2001, respectively.

Liquidity and Capital Resources
At April 30, 2002, the Company had consolidated working capital of $11,507,000, as compared with working capital of $12,322,000 at July 31, 2001.

Investing activities:
The Company received cash distributions of $400,000 from the unconsolidated restaurant subsidiary during the nine month period ended April 30, 2002. In the comparable interim Fiscal 2001 period, the Company received cash distributions of $500,000.

Financing activities:
No funds were used or provided by financing activities in the nine month period ended April 30, 2002. In the nine month period ended April 30, 2001, the Company recorded $25,000 of proceeds from the issuance of its common stock and repurchased and retired $26,000 of its common stock.

Historically, the Company has provided funds for its operations from operating activities, financing from financial institutions and stockholders, and issuance of common stock, and it will likely continue to use these sources of liquidity in the future. The Table Mountain Tribe’s failure to honor the Company’s consulting and termination agreements had a significant negative impact on the Company’s operations and its source of funds. The Company is actively pursuing an acquisition or merger strategy. In this regard, the Company has retained an investment banker to assist it in the evaluation of acceptable candidates. Prospects have been and will continue to be presented to the investment banker for review. In addition, the Company will continue to sell certain of its assets in order to increase its cash on hand and place the Company in a position to acquire another entity so that any acquisition or merger will have an impact on stockholder value. Until these efforts are successful, the Company will utilize accumulated cash reserves to provide working capital for corporate operating expenses. The discontinuance of the WCW Nitro Grill and the divestiture of the Placement operation eliminated the negative cash flows these operations experienced. In addition, the Company has reduced its future overhead costs beginning in June 2002 by relocating its corporate office to a smaller space and by reducing its staff size from six to four. The Company has always sought and will continue to seek any business venture, which the Company believes affords it an opportunity to increase stockholder value. In the event any of these opportunities come to fruition, management will consider satisfying financing requirements from working capital, through borrowing or capital infusion through the public or private placement of common stock of the Company or its subsidiaries.

PART II
OTHER INFORMATION

Item 1.	Legal Proceeding

See Part 1, Note 4 of Notes to Consolidated Financial Statements.

Item 6.	Exhibits and Reports on Form 8-K.

None

SIGNATURES

               In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANTAGE COMPANIES

Dated:	June 13, 2002	By: /s/ Ronald J. Tassinari

	Las Vegas, Nevada	Ronald J. Tassinari

President

(Principal Executive Officer)

By: /s/ Roy K. Keefer

Roy K. Keefer

(Chief Financial Officer and Accounting Officer)