Form 10KSB
period 2002-07-31
AMERICAN VANTAGE COMPANIES
filed 2002-11-13
CIK 315428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2002

Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission File Number 0-10061

AMERICAN VANTAGE COMPANIES

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	04-2709807 (I.R.S. Employer Identification No.)

7674 West Lake Mead Blvd., Suite 108, Las Vegas, Nevada (Address of principal executive offices)	89128 (zip code)

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

[X]  YES   [  ]  NO

         Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer’s revenues for its most recent fiscal year.  $0

         The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant computed by reference to the closing sale price of $1.26 for the Company’s Common Stock, as reported by The NASDAQ Stock Market, Inc. on October 25, 2002 was approximately $5,546,764 (assuming for purposes of such calculation that all executive officers and directors of the issuer are affiliates).

         The number of shares outstanding of the issuer’s Common Stock at October 25, 2002 was 4,865,856.

         Transitional Small Business Disclosure Format (check one): YES             No      X

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I
Item 1. Description of Business
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Company’s Common Stock and Related Stockholder Matters
Item 6. Management’s Discussion and Analysis or Plan of Operation
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits, List and Reports on Form 8-K
SIGNATURES
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX
EX-3.1
EX-3.2
EX-4.1
EX-10.19
EX-10.20
EX-10.21
EX-10.22
EX-10.23
EX-10.24
EX-10.25
EX-10.26
EX-10.27
EX-21.1
EX-23.1
EX-24.1
EX-99.1

PART I

Item 1. Description of Business

Recent Developments

         American Vantage Companies (the “Company”) is pursuing legal remedies related to its casino consulting contract that was prematurely terminated. See “Item 1 – Table Mountain Casino”.

         The Company is currently reviewing opportunities with the goal of maximizing its resources in order to increase stockholder values. The Company believes that any increase in stockholder values will be obtained through the acquisition of one or more ongoing operations or through the Company entering into one or more businesses. The Company has formed a special committee to effectuate this strategy objective. The Company also has retained the services of Gerard, Klauer, Mattison, Inc., a recognized investment banking firm, to assist the Company in its selection of appropriate acquisition and merger candidates.

         In its fiscal year ended July 31, 2001, the Company sold a 20-acre parcel of land owned by the Company. The Company may also sell certain of its other assets in order to provide additional cash resources sufficient to effectuate its merger and acquisition strategy.

         Effective July 29, 2002, the Company initiated a complete corporate restructuring which resulted in the severance of all executive and administrative staff, with the exception of its Chief Executive Officer. In addition, effective May 2002, the Company terminated its month-to-month lease for its executive offices located at 6787 West Tropicana, Suite 200, Las Vegas, Nevada 89103, and significantly reduced other administrative expenses. The cost of this restructuring, including lease termination charges, resulted in a one-time charge of approximately $1.5 million dollars for the Company’s fiscal year ended July 31, 2002. The Company estimates that the annual cost savings, from this restructuring and lease termination will be approximately $1 million dollars.

Development of Business

         The Company was incorporated in Nevada in 1979 under the name Western Casinos, Inc. The Company changed its name to American Casino Enterprises, Inc. in 1979 and then changed its name to American Vantage Companies in March 1997. The Company was originally formed to engage in the business of recreational and leisure time activities, including casino gaming. In January 1991, the Company completed the purchase of all of the capital stock of Millerton Games, Inc., which held a management consulting contract with Table Mountain Casino. Table Mountain Casino is a tribal gaming enterprise located on a Federal Indian Rancheria in Friant, California (the “Table Mountain Casino”)

         The Company had been engaged in providing gaming consulting services to Table Mountain Casino until May 1999 when its contract to provide consulting services to the Table Mountain Casino was prematurely terminated by the Table Mountain Band of Indians (the “Table Mountain Tribe”). See “Item 1. Description of Business — Table Mountain Casino.”

         In May 1999, Sitka Restaurant Group, Inc. (“Sitka”), a majority-owned subsidiary of the Company, opened the WCW Nitro Grill (the “WCW Nitro Grill”), a themed restaurant, in the Excalibur Hotel and Casino (the “Excalibur”) in Las Vegas, Nevada. The Company closed the WCW Nitro Grill in September 2000. See “Item 1. Description of Business — WCW Nitro Grill Restaurant.”

         In February 1999, Vantage Bay Group, Inc. (“Vantage Bay”), a wholly-owned subsidiary of the Company, purchased a 49% interest in the Border Grill (the “Border Grill”), to develop a restaurant located in the Mandalay Bay Hotel and Casino in Las Vegas, Nevada. The restaurant opened in June 1999 and has continued operations at the Company’s fiscal year ended July 31, 2002. See “Item 1. Description of Business — Border Grill Restaurant.”

         On February 6, 2001, the Company completed a transaction pursuant to which it transferred its 80% ownership interest in Placement 2000.com, Inc. (“Placement”) to Michael Woloshin for certain consideration, effective January 31, 2001. Mr. Woloshin was a founder of Placement. See “Item 1. Description of Business – Placement.”

         In June 2001, the Company sold to P.T. Corporation, a Nevada corporation, approximately 20 acres of undeveloped real property located in North Las Vegas, Nevada for net proceeds of approximately $2,246,000. The Company acquired the 20-acre parcel in February 1998 for $1,350,000.

         All references herein to the Company refer to the Company and its subsidiaries on a consolidated basis, unless the context otherwise indicates. The Company’s principal executive offices are located at 7674 West Lake Mead Blvd., Suite 108, Las Vegas, Nevada 89128, and its telephone number is (702) 227-9800.

Table Mountain Casino

         On February 1, 1996, the Company entered into a termination agreement (the “Termination Agreement”) with the Table Mountain Tribe terminating the Company’s 1993 consulting agreement (the “1993 Agreement”) and simultaneously entering into a new consulting agreement (the “1996 Agreement”). Under the conditions of the Termination Agreement, commencing February 1, 1996, the Table Mountain Tribe was required to pay the Company 48 monthly installments of $350,000 in consideration for termination of the 1993 Agreement. However, no payment was required for any month in which the net income of the Table Mountain Casino did not equal or exceed $1 million. The term of the Termination Agreement was to be automatically extended by one month for each month that no payment was required thereunder, up to a maximum of 12 months.

         The 1996 Agreement required that the Company consult and provide technical assistance, training and advice to the Table Mountain Tribe concerning all matters relating to the operation and business activities of the Table Mountain Casino, including but not limited to organization and administration, planning and development, gaming activities, internal controls and accounting procedures, cage operations, engineering and maintenance, housekeeping, human resources, management information services, marketing and advertising, purchasing, surveillance, security and food and beverage operations. The 1996 Agreement was amended in both June 1997 and October 1997. The term of the 1996 Agreement, as amended, was to expire on June 30, 2000. For its services under the 1996 Agreement, as amended, the Company was to receive minimum monthly payments of $50,000. The Table Mountain Tribe was also required to pay the Company additional monies for certain increments of monthly Table Mountain Casino net income in excess of the first $1.5 million of net revenue from the operations of Table Mountain Casino.

         On May 20, 1999, the Company received formal written notice from the legal counsel of the Table Mountain Tribe that the General Council (voting body of the Tribe) of the Table Mountain Tribe voted to terminate the Company’s contract to provide consulting services to the Table Mountain Casino.

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

         In September 2000, an order was filed by District Court Judge Anthony W. Ishii who dismissed the Company’s claims against the Table Mountain Tribe due to the District Court’s lack of subject matter jurisdiction. The order also dismissed the Table Mountain Tribe’s counterclaim against the Company. The District Court made no ruling on the merits of the action. The Company appealed the order of the District Court to the Ninth Circuit Court of Appeals.

         In December 2000, the Company filed a virtually identical suit against the Table Mountain Tribe in the Fresno County Superior Court of the State of California. In April 2001, an order was filed by Superior Court Judge Stephen J. Kane who dismissed the Company’s civil action for lack of subject matter jurisdiction based on the Superior Court’s determination that federal law completely preempts the field of Indian gaming. The Superior Court, however, made no ruling on the merits of the action.

         In July 2001, the Company filed an appeal with the California State Court of Appeals, Fifth District. In October 2002, the California Court of Appeals reversed the April 2001 order filed by the Fresno County Superior Court. Provided that the decision becomes final without material change, with the reversal of the Superior Court’s ruling, the Company will be able to pursue its claim against the Table Mountain Tribe in California Superior Court. However, a counterclaim by the Tribe that was previously dismissed may be reasserted. The counterclaim asserted that the contracts were invalid and sought restitution of fees paid relating to the contract.

         Since the Company is unable to determine its losses, if any should the Tribe’s counterclaim be successful, no accounting recognition has been given to the matter in the accompanying financial statements.

WCW Nitro Grill Restaurant

         On November 12, 1998, Sitka entered into a license agreement (the “License Agreement”) with World Championship Wresting, Inc. (“WCW”) to develop one or more themed restaurants to be named the WCW Nitro Grill. The Company agreed to guarantee all payments due from Sitka to WCW.

         On May 17, 1999, the first WCW Nitro Grill opened in the Excalibur. On September 28, 2000, the Company announced its closing of the WCW Nitro Grill effective September 30, 2000 due to adverse historical operating results. In connection with the WCW Nitro Grill, the Company recorded, for the fiscal years ended July 31, 2002 and 2001, income and a loss from discontinued restaurant operations of $34,000 and $69,000, respectively (net of income tax benefit totaling $18,000 and $35,000 respectively).

Border Grill Restaurant

         On November 12, 1998, Vantage Bay entered into an operating agreement (the “Operating Agreement”) with TT&T, LLC (“TT&T”) to develop a restaurant named the Border Grill in the Mandalay Bay Hotel and Casino in Las Vegas, Nevada. The Operating Agreement provides that Vantage Bay, in exchange for a 49% interest in the Nevada limited liability company that owns Border Grill, contribute $251,000 upon the execution of the Operating Agreement and, thereafter, contribute further capital up to an aggregate of $2,750,000, all of which had been contributed by the Company prior to July 31, 2000, to fund the development of the restaurant subject to the terms and conditions of the Operating Agreement. Vantage Bay also agreed to loan to TT&T up to $175,000 for development and operation of the restaurant. The Company further agreed to guarantee all payments due from Vantage Bay to TT&T. The Border Grill opened on June 17, 1999. The Company has no day-to-day management responsibility in connection with the restaurant and the limited liability company. Since inception, with this investment, the Company has received periodic distributions. Such distributions totaled $650,000 and $700,000 during the fiscal years ended July 31, 2002 and 2001, respectively.

Placement

         On December 6, 1999, the Company entered into a stock purchase agreement, dated as of December 1, 1999, to purchase 80% of the capital stock of Placement (a New York-based privately-held IT recruiting company) for $1 million in cash. The Company transferred its 80% ownership interest in Placement to a former Placement founder, Michael Woloshin, effective January 31, 2001. In connection with Placement, the Company recorded a net “loss from discontinued recruitment operations” and net “loss on disposal of discontinued recruitment operation” of $362,000 and $256,000, respectively for the fiscal year ended July 31, 2001.

Employees

         As of October 25, 2002, the Company’s sole employee is its President and Chief Executive Officer. Internal accounting and financial reporting functions are outsourced under the direction of the Chief Executive Officer.

Item 2. Description of Property

         The Company’s executive offices are located in approximately 1,000 square feet of shared office space at 7674 West Lake Mead Blvd., Suite 108, Las Vegas, Nevada 89128. Currently, the Company does not pay a monthly rent on the space nor is there an agreement between the parties for any future monthly rental. The fair value of the Company’s current arrangement is not material. However, as business circumstances change, the Company may be required to make other arrangements.

         During May 2002, the Company terminated its month-to-month lease for its previous office located at 6787 West Tropicana, Suite 200, Las Vegas, Nevada 89103. The previous lease agreement commenced on June 1, 1996 for approximately 5,100 square feet of leased office space, at a monthly lease amount of approximately $8,700, and expired on June 1, 2001.

         In May 1997, the Company acquired approximately 40 acres of undeveloped land in North Las Vegas, Nevada for approximately $3,500,000 in cash. The Company may sell, develop or enter into a joint venture agreement related to the 40-acre parcel of land.

Item 3. Legal Proceedings

         For a discussion of the Company’s litigation with the Table Mountain Tribe see “Item 1. Description of Business – Table Mountain Casino”.

         Neither the Company nor any of its subsidiaries is a party to any other material legal proceeding, nor to the knowledge of management of the Company is any litigation threatened against the Company or its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders

         An Annual Meeting of Stockholders of the Company was held on July 24, 2002 to consider and act upon the following matters: (i) to elect Jeanne Hood and Steven G. Barringer as Class C directors of the Company to serve for the ensuing three years or until their successors are duly elected and qualified; and (ii) to ratify the appointment of Bradshaw, Smith & Co., LLP, as the Company’s independent auditors for its fiscal year ended July 31, 2002.

         The holders of 4,865,856 shares of Common Stock of the Company were entitled to vote at the meeting, of which 4,557,825 shares of common stock were represented in person or by proxy. The stockholders voted as follows with respect to the election of Class C Directors to terms expiring in 2005:

Name	For	Withheld Authority

Jeanne Hood	4,372,596	84,891

Steven G. Barringer	4,423,487	34,000

         The Board of Directors consists of five persons and is divided into three term classes. Stephen K. Bannon is a Class B director whose term expires in 2003; Ronald J. Tassinari and Audrey K. Tassinari are Class A directors whose terms expire in 2004; and, Jeanne Hood and Steven G. Barringer are Class C directors whose terms expire in 2005.

         The stockholders voted 4,401,825 shares in favor, 43,324 shares against, and 12,338 shares abstaining the resolution ratifying the appointment of Bradshaw, Smith & Co., LLP, as the Company’s independent auditors for its fiscal year ended July 31, 2002. (See also Item 8 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure).

PART II

Item 5. Market for the Company’s Common Stock and Related Stockholder Matters

Common Stock Prices

         The Company’s common stock is traded on the NASDAQ SmallCap Stock Market under the symbol “AVCS”.

         The following table sets forth the range of high and low closing bid prices of the Company’s common stock for each quarterly period indicated, as reported by NASDAQ SmallCap. The prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

Period	High Bid	Low Bid

Fiscal 2001

First Quarter (August 1, 2000 - October 31, 2000)	$2.13	$1.44

Second Quarter (November 1, 2000 - January 31, 2001)	$2.88	$0.88

Third Quarter (February 1, 2001 - April 30, 2001)	$2.06	$1.19

Fourth Quarter (May 1, 2001- July 31, 2001)	$1.86	$1.46

Fiscal 2002

First Quarter (August 1, 2001 - October 31, 2001)	$1.78	$1.11

Second Quarter (November 1, 2001 - January 31, 2002)	$1.89	$1.02

Third Quarter (February 1, 2002 - April 30, 2002)	$2.50	$1.46

Fourth Quarter (May 1, 2002- July 31, 2002)	$1.78	$1.30

         On October 25, 2002, the closing sale price per share for the Company’s common stock was $1.26.

Holders

         On October 25, 2002, there were 860 holders of record of the 4,865,856 shares of the Company’s common stock outstanding.

Dividends

         The Company has not paid any cash dividends on its common stock since its incorporation. The Company anticipates that in the foreseeable future, earnings, if any, will be retained for use in its business or for other corporate purposes.

Recent Sale of Unregistered Securities

         On May 3, 2002, the Company granted to Gerard Klauer Mattison & Co., Inc. for retained services, a warrant to purchase 25,000 shares of the Company’s common stock, at a purchase price of $1.65 per share, commencing on May 3, 2002 and expiring on May 3, 2007. The grant of warrants was exempt from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an exemption under Section 4(1) of the Securities Act.

         On May 15, 2002, the Company granted to Snow Becker Krauss P.C., SEC counsel to the Company, for services rendered, a non-qualified stock option to purchase 65,000 shares of common stock of the Company at an exercise price of $1.53 per share. The options became exercisable on the date of grant and expire ten years from the date of grant. The grant of options was exempt from the registration requirements under Section 4(2) of the Securities Act, pursuant to an exemption under Section 4(1) of the Securities Act.

Item 6. Management’s Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Statement on Forward-Looking Statements

         In addition to historical information, this report contains certain forward-looking statements. Such statements include those concerning the Company’s expected financial performance and its strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company’s financial goals or expectations will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company’s actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management and federal and state regulation of the restaurant industry, domestic and global economic conditions and changes in federal and state tax laws or the administration of such laws. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this report is filed, and that may have an effect on the Company’s overall performance.

Results of Operations

Year Ended July 31, 2002 (“Fiscal 2002”) Compared With the Year Ended July 31, 2001 (“Fiscal 2001”)

Revenues

         The Company has no current source of revenue from operations but is investigating opportunities to acquire ongoing operations through mergers and/or acquisitions.

Costs and Expenses

         General and administrative expenses increased from $2,358,000 at July 31, 2001 to $2,610,000 at July 31, 2002 for an overall increase of $252,000 or 10.7% due to legal and consulting expenses incurred in connection with the identification of potential merger and acquisition candidates and related due diligence. These increases in legal and consulting expenses were offset by a reduction in other expenses. During late Fiscal 2001 and throughout Fiscal 2002, the Company began a search for an acquisition or merger candidate with revenue and earnings to complement its balance sheet. Three potential prospects were identified and significant time and effort was spent on planning and due diligence by the Company’s management, its Board of Directors, its retained investment bankers, its corporate and SEC legal counsel and its accountants. For various reasons none of the three proposed transactions were successfully completed.

         During May 2002, the Company terminated its lease for its executive offices located at 6787 West Tropicana, Las Vegas, Nevada. The termination of the month-to-month lease resulted in lower Fiscal 2002 rental expenses totaling $16,000.

         Board of Directors’ fees and meeting expenses also decreased by $60,000 during Fiscal 2002. At July 31, 2001 there were five directors in comparison to seven directors during Fiscal 2001. There was also a related decrease in travel costs by the non-resident directors. In addition, during Fiscal 2001, the Board of Directors formed a Special Committee to steer due diligence efforts related to a potential merger and acquisition candidate (see Item 12 - Certain Relationships and Related Transactions).

         Prior to July 31, 2002, the Board of Directors approved a corporate restructuring program to downsize and minimize corporate overhead. As a result of the restructuring program, the Company retained only the Company’s President and Chief Executive Officer and significantly reduced other administrative expenses. The cost of this restructuring is a one-time charge of approximately $1,539,000 as reflected in the Fiscal 2002 consolidated statements of operations.

Non-operating Income

         Income from the Company’s unconsolidated restaurant investee (see Item 1 – Border Grill Restaurant) decreased $119,000 in 2002 primarily as a result of the events of September 11, 2001 and its effects on tourism in Las Vegas, Nevada.

         Interest income decreased from $616,000 at July 31, 2001 to $255,000 at July 31, 2002. This decrease is primarily attributable to lower interest rates on the Company’s money market and U.S. Treasury bill accounts (included as “cash and cash equivalents” and “U.S. treasury securities and certificates of deposit” on the consolidated balance sheets). The Company’s cash and cash equivalents and U.S. treasury securities and certificates of deposit balances decreased from $11,565,000 at July 31, 2001 to $9,345,000 at July 31, 2002, primarily as a result of a restructuring charge which was paid during July 2002 ($1,444,000 representing the cash payment portion of the total restructuring amount). As this transaction occurred during late July 2002, overall Fiscal 2002 interest income was not significantly impacted.

Discontinued Operations

         On September 28, 2000, the Company announced its closing of the WCW Nitro Grill restaurant. As a result, during Fiscal 2001 the Company recorded a provision to capture costs related to the discontinued operations. During Fiscal 2002, the Company wrote-off the remaining provision in the amount of $34,000 net of the income tax benefit totaling $18,000.

Liquidity and Capital Resources

         As of July 31, 2002, the Company had cash and cash equivalents totaling $1,560,000. Of this amount, the Company holds $1,548,000 in various money market accounts. The Company also had consolidated working capital of $10,667,000, as compared with its working capital of $12,322,000 at July 31, 2001. As discussed previously, the Company has no current operating revenue source. Hence, recurring operating costs, currently estimated to approximate $80,000 per month, decrease the Company’s working capital. Interest income and capital distributions from its investment in Border Grill should partially offset this effect. However, it should be noted that the Border Grill Operating Agreement does not provide for guaranteed capital distributions. Therefore, such distributions are subject to fluctuation.

         The Company intends to fund its operating costs and merger and acquisition activities from its existing working capital resources. It is possible that future merger and acquisition opportunities may require additional resources. Historically, the Company has provided for such requirements with financing from financial institutions and the issuance of equity securities and will continue to consider such alternatives.

Impact of Inflation

         The Company believes that inflation has not had a material impact on costs and expenses.

Factors That May Affect Future Results

         During Fiscal 2001, the Company began to divest itself of its non-core assets including the sale of its 20-acre parcel of land located in North Las Vegas, Nevada and the disposition of other existing operations/investments.

         Prior to fiscal year end July 31, 2002, the Board of Directors determined that it was in the Company’s best interests to also downsize and minimize corporate overhead. Hence, a corporate restructuring program was implemented which resulted in the termination of all employees (except the Chief Executive Officer) in an effort to lower ongoing salaries and general and administrative expenses. Internal accounting and financial reporting functions were subsequently outsourced under the direction of the Chief Executive Officer.

         Further to the above, the Board of Directors organized an “Advisory Committee” and retained the investment banker, Gerard Klauer Mattison & Co., Inc. (“GKM”) of New York, to seek, review and advise the Board on merger and acquisition candidates.

Qualitative and Quantitative Disclosures About Market and Interest Rate Risk

         Except for exceeding insured deposit limits (approximately $1,400,000 at July 31, 2002), the Company is exposed to minimal market risks as its investment policy allows only short-term, high-rated securities. The Company does not hold or issue derivatives, derivative commodity instruments or other financial instruments, for trading purposes. At July 31, 2002, the Company’s cash and cash equivalents and U.S. treasury securities approximate their fair values due to the short-term nature of these instruments.

         During the next 12 months, the Company does not anticipate entering into financing arrangements which would expose it to interest rate risk.

Item 7. Financial Statements

         The consolidated financial statements of the Company are set forth in a separate section of this Report following Part III.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On September 10, 2002, the Company appointed Piercy Bowler Taylor & Kern (“Piercy”), Certified Public Accountants and Business Advisors, a professional corporation, as its new auditor for its fiscal year ended July 31, 2002. The change resulted from notification by the Company’s former auditors, Bradshaw, Smith & Co., LLP (“Bradshaw”) that it was discontinuing its public company practice and would discontinue its audit services to the Company following the audit of the Company financial statements for its fiscal year ended July 31, 2002. The Audit Committee of the Company recommended and the Board of Directors of the Company authorized the termination of Bradshaw and the engagement of Piercy as the Company’s independent auditors for its fiscal year ended July 31, 2002.

         The audit reports of Bradshaw on the consolidated financial statements of the Company and its subsidiaries as of and for the fiscal years ended July 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles.

         During the Company’s two most recent fiscal years and through September 10, 2002, there were no disagreements between the Company and Bradshaw, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Bradshaw’s satisfaction would have caused Bradshaw to make reference to the subject matter of the disagreement(s) in connection with its reports.

         During the Company’s two most recent fiscal years and through September 10, 2002, the Company did not consult with Piercy with respect to the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Item 304(a)(2)(i) and (ii) of Regulation S-B.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Set forth below are the names of all the directors and sole executive officer of the Company along with certain information relating to the business experience of each of the listed directors and officer.

Name	Age	Position

Ronald J. Tassinari	59	Chief Executive Officer, President, Director and Acting Chief Financial Officer

Audrey K. Tassinari	63	Director

Jeanne Hood	75	Director

Steven G. Barringer	46	Director

Stephen K. Bannon	48	Vice-Chairman and Director

         Ronald J. Tassinari has been Chairman of the Board of Directors, Chief Executive Officer and President of the Company since its inception in August 1979. Mr. Tassinari became acting Chief Financial Officer of the Company in August 2002.

         Audrey K. Tassinari has been a director of the Company since March 1985. Ms. Tassinari was Executive Vice President of the Company from April 1986 until July 2002. Ms. Tassinari is the wife of Ronald J. Tassinari, the Company’s Chief Executive Officer and President.

         Jeanne Hood has been a director of the Company since February 1994 and was a gaming consultant to the Company from February 1994 to April 2000. Ms. Hood served as a director of Pioneer Citizens Bank (a Nevada statewide bank) until its merger during 2000 with Zions, a large regional bank with offices in seven states. Since January 2000, she has served on the board of Southwest USA Bank. From 1985 to 1993, Ms. Hood served as President and Chief Executive Officer of Elsinore Corporation, a publicly traded gaming company. From 1977 to 1993, Ms. Hood served as President and Chief Executive Officer of Four Queens, Inc., a wholly-owned subsidiary of Elsinore Corporation, which subsidiary owns and operates the Four Queens Hotel Casino in Las Vegas, Nevada.

         Steven G. Barringer has been a director of the Company since February 1998. Mr. Barringer has been a member of the government relations firm of McClure, Gerard & Neuenschwander, Inc. in Washington, D.C. since November 2000. Mr. Barringer also has maintained his own law practice, Steven G. Barringer, P.L.L.C., in Washington, D.C. since November 2000. From April 1999 to October 2000, Mr. Barringer was a member of the law firm of Dickstein Shapiro Morin & Oshinsky, LLP, in Washington, D.C., practicing natural resources and environmental law. From January 1996 to April 1999, he was a member of the law firm of Singer, Brown and Barringer, Las Vegas, Nevada, practicing natural resources and environmental law. Before forming Singer, Brown and Barringer in January 1996, Mr. Barringer was a member of the law firm of Holland & Hart in Washington, D.C.

         Stephen K. Bannon has been a director of the Company since May 2002. Since early 2002, Mr. Bannon has been Head, Strategic Advisory Services, for The Firm, a leading talent management company in the entertainment and media industries. From July 2000 to early 2002, Mr. Bannon was a Managing Director and head of media and entertainment investment banking at Jefferies & Company, Inc., an institutional brokerage and investment bank for middle market growth companies. From April 1990 through July 1998, Mr. Bannon served as the Chief Executive Officer of Bannon & Co., Inc., an investment banking firm specializing in the entertainment, media and communications industries. In 1996, Bannon & Co., Inc. formed a joint venture with Societe Generale creating Societe Generale Bannon to undertake media and entertainment investment banking. This joint venture was purchased in July 1998 by Societe Generale. Prior to forming Bannon & Co., Inc., Mr. Bannon was a Vice-President in the Mergers and Acquisitions department at Goldman & Sachs Co. Mr. Bannon has been a director and a member of the Executive Committee of First Look Media, Inc. since its inception in December 1993. First Look Media, Inc. specializes in the acquisition and direct distribution of, and worldwide license and sale of distribution rights to, independently produced feature films in a wide variety of genres. From October 1996 to June 2000, Mr. Bannon served as Vice-Chairman of the Board of Directors and Chairman of the Executive Committee of First Look Media, Inc. In addition, Mr. Bannon serves on the Board of Axiom Navigation Inc., a privately held company in the global positioning satellite communications industry.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons who own more than ten percent of the Company’s equity securities are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on the Company’s review of the copies of those reports received by it, or written representations from certain reporting persons that no other reports were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended July 31, 2002, except that two reports were filed late for each of Ronald J. Tassinari and Audrey K. Tassinari, and one report was filed late for each of Jeanne Hood and Boyad Tanner. All late report filings were in connection with the grant and/or cancellation of options to each of the individuals. One report on Form 4 for Roy K. Keefer has not been filed in connection with the cancellation of his options granted for the fiscal year ending July 31, 2002.

Item 10. Executive Compensation

Summary Compensation Table

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the last three fiscal years by the Company’s Chief Executive Officer and all other executive officers whose total compensation exceeded $100,000 in those years.

		Annual Compensation					Long-Term Compensation
							Awards

Name and					Other Annual		Restricted	Securities
Principal Position	Year	Salary($)		Bonus($)	Compensation($)		Stock Awards($)	Underlying Options(#)

Ronald J. Tassinari,	2002	$408,140		$0	$40,000	(1)	$0	28,470	(8)
Chief Executive	2001	$451,500		$0	$84,177	(3)(4)	$0	0
Officer and President	2000	$451,500		$0	$69,320	(5)	$0	43,859	(9)

Audrey K. Tassinari,	2002	$913,742	(2)	$0	$59,332	(1)(2)	$0	10,726	(8)
Executive	2001	$170,100		$0	$67,521	(3)	$0	0
Vice President	2000	$170,100		$0	$113,439	(5)(7)	$0	27,778	(9)

Roy K. Keefer	2002	$716,255	(2)	$0	$81,199	(1)(2)(6)	$0	9,269	(8)
Chief Financial	2001	$147,000		$0	$47,126	(3)	$0	0
Officer	2000	$147,000		$0	$35,931	(5)	$0	33,334	(9)

(1)	Includes SAR/SEP retirement plan contributions made by the Company totaling $40,000 for each executive.

(2)	“Annual Compensation” includes severance compensation related to the Company’s July 2002 organizational restructuring in the amount of $720,097 and $514,579 for Audrey K. Tassinari and Roy K. Keefer, respectively. “Other Annual Compensation” includes other severance insurance benefits in the amount of $19,332 and $22,997 for Audrey K. Tassinari and Roy K. Keefer, respectively.

(3)	Includes SAR/SEP retirement plan contribution made by the Company in the amount of $24,000, $17,751 and $23,657 for Ronald J. Tassinari, Audrey K. Tassinari and Roy K. Keefer, respectively.

(4)	Includes the value of an automobile in the amount of $20,496.

(5)	Includes SAR/SEP retirement plan contribution made by the Company in the amount of $24,000, $22,094 and $13,891 for Ronald J. Tassinari, Audrey K. Tassinari and Roy K. Keefer, respectively.

(6)	Includes the value of an automobile in the amount of $18,202.

(7)	Includes the value of an automobile in the amount of $38,853.

(8)	Effective July 31, 2002 the options granted to Ronald J. Tassinari, Audrey K. Tassinari and Roy K. Keefer, to purchase 28,470, 10,726 and 9,269, respectively, of the Company’s common stock were cancelled.

(9)	Represents options which were granted in February 2000 at an exercise price of $1.125 per share.

Option Grants In Last Fiscal Year

         The table below includes the number of stock options granted to the executive officers named in the Summary Compensation Table during the fiscal year ended July 31, 2002.

		Percent of
	Number of	Total Options
	Securities	Granted to	Exercise or Base
	Underlying Options	Employees in Fiscal	Price	Expiration
Name	Granted(#)	Year	($/Share)	Date

Ronald J. Tassinari	28,470	58.8%	$2.49	March 31, 2012

Audrey K. Tassinari	10,726	22.1%	$2.49	March 31, 2012

Roy K. Keefer	9,269	19.1%	$2.49	March 31, 2012

         Effective July 31, 2002, based on the recommendation of the Compensation Committee, the Company’s Board of Directors cancelled these fiscal year 2002 option grants.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table

         The table below includes the number and value of exercisable and unexercisable stock options granted to the executive officers named in the Summary Compensation Table at the fiscal year ended July 31, 2002.

			Number of	Value of
			Securities	Unexercised
			Underlying	In-The-Money
			Unexercised Options	Options at
			at FY-End(#)	FY-End($)
			Exercisable/	Exercisable/
	Shares Acquired on		Unexercisable	Unexercisable
Name	Exercise(#)	Value Realized($)	(1)	(1)

Ronald J. Tassinari	0	$0	134,890/0	$62,499/0

			Number of	Value of
			Securities	Unexercised
			Underlying	In-The-Money
			Unexercised Options	Options at
			at FY-End(#)	FY-End($)
			Exercisable/	Exercisable/
	Shares Acquired on		Unexercisable	Unexercisable
Name	Exercise(#)	Value Realized($)	(1)	(1)

Audrey K. Tassinari	0	$0	75,781/0	$31,250/0

Roy K. Keefer	0	$0	48,001/0	$37,501/0

(1)	The closing price for the Company’s common shares on July 31, 2002 was $1.69 per share.

Compensation of Directors

         Non-employee directors receive $15,000 per annum for serving on the Board of Directors of the Company. During the year ended July 31, 2002 employee directors received $11,250 for serving on the Board of Directors. Effective May 1, 2002, the Company no longer compensates employee directors for serving on the Board of the Directors. However, all directors are compensated for expenses incurred in attending meetings of the Board.

         Jeanne Hood and Steve Barringer also received $10,000 each for serving as the Chairpersons for the Audit and Compensation Committees, respectively.

Employment Agreements

         On March 15, 1995, the Company entered into employment agreements with each of Ronald J. Tassinari, Audrey K. Tassinari and Roy K. Keefer, as amended as of July 20, 1995 and by letter on December 21, 2001 (collectively, the “Prior Agreements”). The Prior Agreements had a term expiring on March 31, 2002, subject to an extension for an unlimited number of additional one year terms unless either party provides written notice to the other party at least 30 days prior to the date of termination. On April 1, 2002, the Company entered into substantially similar employment agreements (collectively, the “Agreements”) with Ronald J. Tassinari, to serve as the Company’s Chief Executive Officer and President, Audrey K. Tassinari, to serve as the Company’s Executive Vice President, and Roy K. Keefer to serve as the Company’s Chief Financial Officer (individually, the “Employee”). The Agreements supercede the Prior Agreements in all respects. The Agreements for Audrey K. Tassinari and Roy K. Keefer were terminated as of July 31, 2002. See “Item 10 — Executive Compensation — Settlement Agreements” below.

         The Agreements provide for an initial term, which concluded on September 30, 2002, and an extended term to expire on March 31, 2005 (the “Extended Term”). The initial term of the Agreement of Ronald J. Tassinari was extended from September 30, 2002 to November 30, 2002 pursuant to a letter agreement between the Company and Mr. Tassinari, dated September 27, 2002. The Agreements provide for annual salaries of $240,000, $120,000 and $147,000, respectively, for Mr. Tassinari, Ms. Tassinari and Mr. Keefer, subject to withholding and other deductions as required by law or otherwise authorized in writing by the Employee. The Agreements further provide that the base salaries of the Employees shall be increased on an annual basis, effective as of January 1st of each calendar year, based upon no less than the greater of (i) the proportional annual increase provided to any of the Company’s other salaried executives or (ii) the proportional increase in a specified cost of living index (“CPI-U”), during the most recent twelve month period prior to the effective date of any such increase. The Board of Directors through its Compensation Committee shall determine in good faith annual increases in base salary.

         In addition, under the Agreements, the Employees are entitled to receive incentive compensation as determined by the Board of Directors, through its Compensation Committee, in accordance with any stock option plan or incentive or bonus compensations programs in accordance with the Company’s then practice, and the Company is required to reimburse Employees for their personal legal and financial consulting expenses, subject to a maximum of three percent (3%) of their prior calendar year’s base salary. Mr. Tassinari, Ms. Tassinari and Mr. Keefer are entitled to life insurance policies with a minimum death benefit of $2,000,000, $1,500,000 and $1,000,000, respectively, payable to beneficiaries of their designation. The Company has agreed to pay for all normal expenses relating to the use of Mr. Tassinari and Ms. Tassinari’s personal automobile for Company purposes, and has agreed to provide Mr. Keefer with the use of an automobile compatible with his position and further agrees to pay all normal expenses relating to the use of such automobile for Company purposes. The Agreements also provide for indemnification of the Employees in connection with their services to the Company.

         In addition, for compensation to the Employees for increases in CPI – U (See “Item 10 — Executive Compensation — Cancellation of Officers’ Fiscal Year 2002 Option Grants”) not paid to the Employees for the calendar years ended December 31, 2000 and 2001, on April 1, 2002, the Company agreed to grant to each Employee a ten-year stock option to purchase one share of the Company’s common stock for each dollar of increase not paid to such Employee, at an exercise price of the fair market value on the date of the Agreements.

         If the employment of any of the Employees is terminated by reason of death, the Company shall pay to such person as the Employee has designated or if no such person has been designated, to the deceased Employee’s estate as a lump sum death benefit, an amount equal to the sum of (i) the annualized average of the base salary paid to the Employee for the five calendar years immediately preceding the Employee’s death, plus (ii) the annualized average of the incentive awards paid to the Employee for the five calendar years immediately preceding the Employee’s death.

         If the employment of any of the Employees is terminated by reason of disability, the Employee shall continue to receive his Total Compensation (“Total Compensation” is defined as the sum of the Employee’s base salary and incentive awards) during the initial waiting period as provided by the Company’s existing or thereafter adopted disability insurance plan, and upon becoming disabled, shall be paid 100% of the five calendar year average of his Total Compensation for one year, less payments made by social security and less payments made by the Company’s long-term disability plan currently existing or thereafter adopted by the Company during the term of the Agreement.

         If the employment of any of the Employees is terminated for cause, the Company shall pay to such Employee his or her full base salary through the termination date at the rate in effect at the time the notice of termination is given.

         If any of the Employees are terminated for other than cause, death or disability or if any of the Employees terminates his or her employment for good reason, as defined in the Agreement (includes, but is not limited to, a “change in control of the Company” as defined in the Agreement): (i) within 90 days following the termination date, the Company shall pay the Employee an amount equal to (A) the sum of the annualized total average of the base salary and incentive awards granted during the five calendar year period ended immediately prior to the termination date, (B) multiplied by two and ninety-nine one hundredths (2.99); (ii) within 30 days following the termination date, the Company shall pay the Employee his Total Compensation through the termination date to the extent not yet paid; (iii) within 30 days following the presentment of any legal bills (including retainer fees) relating to the Employee’s enforcement of his rights under the Agreement, including bills relating to the interpretation of Employee’s rights under the Agreement, the Company shall pay up to $100,000 of such bills; and (iv) all outstanding unexercised stock options granted to the Employee under the Company’s stock option plans and/or other incentive awards held or contingently payable to the Employee as of the termination date shall become fully vested and exercisable as of the termination date and shall continue to be exercisable for the life of such option or incentive award, as the case may be.

         The maximum amount payable to any Employee, which may be due or payable to Employee under the Agreement as result of the termination of employment of Employee by the Company, shall be equal to the amount which would otherwise result in an “excess parachute payment” under section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), or to any successor to said section or the Code, minus $1.00, in each case giving effect to the present value of any future payment required under the Agreement.

         If an Employee terminates for good reason, the Company shall establish an irrevocable grantor trust for the purposes of providing funds for payment of the benefits payable pursuant to the Agreement and make an irrevocable contribution to such trust in an amount that is sufficient to fund the obligations of the Company pursuant to the Agreement.

         Each Employee covenants not to compete and not to solicit customers and personnel of the Company in accordance with the provisions of the Agreement, during the term of the Agreement and for a period of five years commencing immediately upon the termination of the Employee’s employment with the Company (the “Restricted Period”). Each Employee further covenants that he or she will not disparage the Company or divulge confidential information during the Restricted Period or thereafter.

Cancellation of Officers’ Fiscal Year 2002 Option Grants

         Based on the recommendation of the Compensation Committee, the options granted to Ronald J. Tassinari, Audrey K. Tassinari and Roy K. Keefer to purchase 28,470, 10,726 and 9,269, respectively, of the Company’s common stock have been cancelled, effective July 31, 2002, pursuant to a letter agreement dated October 25, 2002 between the Company and each of Mr. Tassinari, Ms. Tassinari and Mr. Keefer. The options were granted as compensation to Mr. Tassinari, Ms. Tassinari and Mr. Keefer pursuant to their employment agreements. See “Item 10 — Executive Compensation — Employment Agreements”.

Settlement Agreements

         The Company entered into substantially similar terms of Settlement and General Release Agreements (the “Settlement Agreements”), dated as of July 29, 2002, with Audrey K. Tassinari and Roy K. Keefer (jointly referred to as the “Executives”), wherein Ms. Tassinari and Mr. Keefer resigned as Executive Vice President and Chief Financial Officer, respectively, of the Company, effective July 31, 2002. In return for their resignations, the Company paid severance payments (including wages and various insurances) of $739,429 to Ms. Tassinari and $537,576 to Mr. Keefer. In addition, Ms. Tassinari and Mr. Keefer received payments totaling $18,471 and $13,484, respectively, for their respective SAR-SEP accounts.

         The Settlement Agreements provided for the mutual waiver, release and discharge by the Company and the Executives, from any and all manner of action, claims, liens, demands, liabilities, causes of action, charges, complaints, suits (judicial, administrative, or otherwise), damages, debts, demands, obligations of any other nature, past or present, known or unknown, whether in law or in equity, whether founded upon contract (expressed or implied), tort (including, but not limited to, defamation), statute or regulation (federal, state or local), common law and/or any other theory or basis, from the beginning of the world to the date hereof, including, but not limited to, any claim that either the Company, Ms. Tassinari or Mr. Keefer has asserted, now asserts or could have asserted.

         Notwithstanding the foregoing, Executives’ waiver, release and discharge is not intended to release any rights Executives have (i) with respect to Executives participation in the Company’s sponsored stock option plans, including any options granted to the Executives, which options shall continue to remain in effect for their full original terms and (ii) to seek and obtain indemnification and/or defense pursuant to the provisions of the Employment Agreements, the Certificate of Incorporation and By-laws of the Company (each as amended through the effective date of the execution of the Settlement Agreements) and the laws of the State of Nevada, in the event that any claim is asserted against any Executive by a third party.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of October 25, 2002, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of shares of common stock, $.01 par value, of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of common stock of the Company, (ii) each nominee and director of the Company, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and directors of the Company as a group. The address of each of the directors and executive officers listed below is c/o American Vantage Companies, 7674 West Lake Mead Blvd, Suite 108, Las Vegas, Nevada 89128.

	Amount and Nature of
	Beneficial Ownership	Percentage of Class
Name and Address of Beneficial Owner	(1)	(2)

Ronald J. Tassinari	657,667(3)	12.96%

Audrey K. Tassinari	657,667(4)	12.96%

Jeanne Hood	57,501(5)	1.17%

Steve G. Barringer	25,000(6)	*

	Amount and Nature of
	Beneficial Ownership	Percentage of Class
Name and Address of Beneficial Owner	(1)	(2)

Stephen K. Bannon	0	0.0%

All officers and directors as a group (5 persons)	740,168(7)	14.39%

Roy K. Keefer 6101 Golden Saddle Street Las Vegas, NV 89130	48,001(8)	*

Jay H. Brown 520 South Fourth Street Las Vegas, NV 89107	260,711(9)	5.36%

Engex, Inc. 44 Wall Street New York, NY 10005	857,934(10)	17.63%

Kinder Investments, L.P. Nesher, LLC Dov Perlysky c/o Laidlaw & Co. 100 Park Avenue New York, NY 10017	261,900(11)	5.38%

Rosalind Davidowitz 7 Sutton Place South Lawrence, New York 11563	857,934(12)	17.63%

*	Indicates less than 1%

(1)	Except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such persons. Includes any securities that such person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(2)	Based on 4,865,856 shares outstanding as of October 25, 2002.

(3)	Includes 3,698 shares owned of record by Mr. Tassinari as custodian for his son, 443,293 shares owned by the Tassinari Family Trust in which Mr. Tassinari and his wife, Audrey K. Tassinari, are the trustees and beneficiaries (the “Tassinari Family Trust”), 75,781 shares subject to currently exercisable stock options beneficially owned by Mr. Tassinari’s wife and 134,890 shares issuable upon exercise of currently exercisable stock options owned by Mr. Tassinari. Mr. Tassinari disclaims beneficial ownership of the 75,781 shares beneficially owned by his wife.

(4)	Includes 443,293 shares owned by the Tassinari Family Trust, 3,698 shares owned of record by Ms. Tassinari’s husband, Ronald J. Tassinari, as custodian for their son, 134,895 shares (including 134,890 shares subject to currently exercisable stock options) beneficially owned by Ms. Tassinari’s husband, and an aggregate of 75,781 shares issuable upon exercise of currently exercisable stock options owned by Ms. Tassinari. Ms. Tassinari disclaims beneficial ownership of the 134,895 shares beneficially owned by her husband.

(5)	Includes 40,834 shares issuable on the exercise of currently exercisable stock options.

(6)	Represents 25,000 shares issuable on the exercise of currently exercisable stock options.

(7)	Includes 276,505 shares issuable on the exercise of currently exercisable stock options.

(8)	Includes 48,001 shares issuable on the exercise of currently exercisable stock options. Up and until July 31, 2002, Roy K. Keefer served as Chief Financial Officer for the Company and is therefore, included in “Item 10. Executive Compensation” of this Annual Report. However, Mr. Keefer is not deemed to be an executive officer under this Item 11 for purposes of calculating the number of shares owned by all executive officers and directors as a group.

(9)	All shares are held with his wife, Sharon Brown, as Tenants-in-Common.

(10)	Pursuant to Schedule 13G/A filed by Engex, Inc. with the Securities and Exchange Commission on February 13, 2001. Includes 383,434 shares owned by Rosalind Davidowitz, the wife of J. Morton Davis. The following information was obtained from the Proxy Statement of Engex, Inc. as filed with the Securities and Exchange Commission on January 30, 2002. Mr. Davis is the President and a director of Engex, Inc. As of January 25, 2002, D.H. Blair Investment Banking Corp., of which Mr. Davis is President, Chairman and the sole stockholder, owned approximately 6% of the issued and outstanding shares of Engex, Inc. As of January 25, 2002, Ms. Davidowitz owned approximately 28.2% of the issued and outstanding shares of Engex, Inc. (includes approximately 17.1% owned by Rivkalex Corp. of which Ms. Davidowitz is the sole stockholder). Mr. Davis disclaims beneficial ownership of all shares of Engex, Inc. other than those held by D.H. Blair Investment Banking Corp. Ms. Davidowitz disclaims beneficial ownership of all shares of Engex, Inc. other than those held by her personally and those held by Rivkalex Corp. (See Footnote (12) below).

(11)	Pursuant to Schedule 13G jointly filed by Kinder Investments, L.P., Nesher, LLC and Dov Perlysky with the Securities and Exchange Commission on July 2, 2001. Kinder Investments, L.P., a limited partnership of which the children and grandchildren of J. Morton Davis are the limited partners, directly owns 261,900 shares of the Company’s Common Stock. Nesher, LLC is the general partner of Kinder Investments, L.P. Dov Perlysky, the son-in-law of Mr. Davis, is the managing member of Nesher, LLC and has sole voting and dispositive control of the Company’s shares of Common Stock owned by Kinder Investments, L.P. These 261,900 shares of the Company’s Common Stock do not include 5,000 shares of the Company’s Common Stock owned by another limited partnership, some of whose limited partners are also limited partners of Kinder Investments, L.P. or shares owned by limited partners of Kinder Investments, L.P.

(12)	Pursuant to Schedule 13G filed by Rosalind Davidowitz with the Securities and Exchange Commission on February 14, 2002. Also includes 474,500 shares of the Company’s Common Stock owned by Engex, Inc. (See Footnote (10) above).

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan Category	warrants and rights	rights	reflected in column (a))

Equity compensation plans approved by security holders	304,339 (1)	$2.24	1,339,530 (3)

Equity compensation plans not approved by security holders	172,501 (2)	$1.84	N/A

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan Category	warrants and rights	rights	reflected in column (a))

Total	476,840	$2.14	1,339,530

(1)	Represents 11,696, 175,972 and 116,671 shares issuable on the exercise of currently exercisable stock options granted pursuant to the Company’s 1991 Officers Stock Option Plan, 1992 Employee Stock Option Plan and 1996 Stock Option Plan, respectively.

(2)	Includes 147,501 shares issuable on the exercise of currently exercisable stock options, and 25,000 shares issuable on the exercise of a currently exercisable warrant.

(3)	Represents 447,274, 197,926 and 694,330 shares available for issuance under the Company’s 1991 Officers Stock Option Plan, 1992 Employee Stock Option Plan and 1996 Stock Option Plan, respectively.

Item 12. Certain Relationships and Related Transactions

         On June 26, 2001, the Company paid to a former director, as chairman of a special committee formed for the purpose of evaluating a potential acquisition (the “Special Committee”), a fee of $10,000 for his services on the Special Committee, and a fee of $7,500 to each of Jeanne Hood and two former directors of the Company for their services on the Special Committee. The Company also granted to Jeanne Hood for her services on the Special Committee, a non-qualified stock option to purchase 7,500 shares of the Company’s common stock, excluding non-qualified stock options granted to three former directors of the Company for their services on the Special Committee to purchase an aggregate of 60,000 shares, which options have lapsed as a result of their resignations. The options are exercisable at an exercise price of $1.65 per share. The options became exercisable on the date of grant and expire upon the earlier of (i) ten years from the date of grant or (ii) upon the removal or resignation of such person as a director of the Company.

         Jeanne Hood, a director of the Company, also acted as a consultant to the Company and received consulting fees from September 2000 through February 2001 aggregating $17,500.

         Jay H. Brown, a beneficial owner of more than five percent of the Company’s common stock, received $92,833 in the fiscal year ended July 31, 2002 and $119,167 in the fiscal year ended July 31, 2001, in consideration for consulting and legal services.

         On April 1, 2002, the Company granted to each of Ronald J. Tassinari, Audrey K. Tassinari and Roy K Keefer, an incentive stock option pursuant to the Company’s 1992 Employee Stock Option Plan to purchase 28,470, 10,726 and 9,269 shares, respectively of common stock of the Company at an exercise price of $2.49 per share. The options became exercisable on the date of grant and expire ten years from the date of grant. The options were granted as compensation for increases in the cost of living not paid to such persons for the calendar years ended December 31, 2000 and 2001 pursuant to an Employment Agreement dated April 1, 2002, between the Company and each of the foregoing named persons. See “Item 10 – Executive Compensation – Employment Agreements.” Based on the recommendation of the Compensation Committee, the options granted to Ronald J. Tassinari, Audrey K. Tassinari and Roy K. Keefer to purchase 28,470, 10,726 and 9,269, respectively, of the Company’s common stock have been cancelled, effective July 31, 2002, pursuant to a letter agreement dated October 25, between the Company and each of Mr. Tassinari, Ms. Tassinari and Mr. Keefer.

         The Company entered into substantially similar terms of Settlement and General Release Agreements (the “Settlement Agreements”), dated as of July 29, 2002, with Audrey K. Tassinari and Roy K. Keefer, wherein Ms. Tassinari resigned as Executive Vice President of the Company and Mr. Keefer resigned as Chief Financial Officer of the Company, effective July 31, 2002. In return for their resignations, the Company paid severance payments of $739,429 to Ms. Tassinari and $537,576 to Mr. Keefer. In addition, Ms. Tassinari and Mr. Keefer received payments totaling $18,471 and $13,484, respectively, for their respective SAR/SEP accounts. See “Item 10 – Executive Compensation — Settlement Agreements”.

Item 13. Exhibits, List and Reports on Form 8-K

(a)	Exhibits

3.1	Composite of Articles of Incorporation.*

3.2	Composite of By Laws.*

4.1	American Vantage Companies Common Stock Purchase Warrant to Gerard Klauer Mattison & Co., Inc. (Certificate No.: GKM-1), dated as of May 3, 2002.*

10.1	American Casino Enterprises, Inc. 1991 Officers Stock Option Plan, as amended. (1)

10.2	American Casino Enterprises, Inc. 1992 Employee Stock Option Plan. (1)

10.3	American Casino Enterprises, Inc. 1996 Stock Option Plan. (1)

10.4	Management Consultant Contract, dated March 27, 1993, between the Company and the Table Mountain Band of Indians. (2)

10.5	Employment Agreement, dated July 20, 1995, between the Company and Ronald J. Tassinari. (2)

10.6	Employment Agreement, dated July 20, 1995, between the Company and Audrey K. Tassinari. (2)

10.7	Employment Agreement, dated July 20, 1995, between the Company and Roy K. Keefer. (2)

10.8	Letter Agreement, dated September 11, 1995, between the Company and Table Mountain Rancheria. (2)

10.9	Settlement Agreement, dated February 1, 1996, between the Company and the National Indian Gaming Commission. (3)

10.10	Termination Agreement, dated February 1, 1996, between the Company and the Table Mountain Rancheria. Exhibit A to the Termination Agreement is set forth as Exhibit 99.1 below, and Exhibit B to the Termination Agreement is incorporated herein by reference from Exhibit 10.3 above. (3)

10.11	Consulting Agreement, dated February 1, 1996, between the Company and Table Mountain Rancheria. (3)

10.12	Amendment to Consulting Agreement, dated June 26, 1997, between the Company and Table Mountain Rancheria. (4)

10.13	Joint Venture Agreement, dated as of February 1, 1996, between the Company and the Table Mountain Rancheria. (5)

10.14	Funding and Loan Agreement, dated February 1, 1996, between United Auburn Indian Community and Table Mountain/ACES Joint Venture (joint venture between the Company and Table Mountain Band of Indians of the Table Mountain Rancheria). (5)

10.15	Lease, dated March 14, 1996, between the Company and Tropicana Trail Limited Partnership. (5)

10.16	Operating Agreement for Border Grill Las Vegas, LLC, dated November 12, 1998, by and between TT&T, LLC and Vantage Bay Group, Inc. (6)

10.17	Settlement Agreement, dated as of January 31, 2001, by and among the Company, Placement 2000.com, Inc. and Michael Woloshin. (7)

10.18	Agreement of Purchase and Sale of Property and Escrow Instructions, dated as of May 21, 2001, by and between the Company and P.T. Corporation. (8)

10.19	Employment Agreement, dated as of April 1, 2002, between American Vantage Companies and Ronald J. Tassinari.*

10.20	Employment Agreement, dated as of April 1, 2002, between American Vantage Companies and Audrey K. Tassinari.*

10.21	Employment Agreement, dated as of April 1, 2002, between American Vantage Companies and Roy K. Keefer.*

10.22	Settlement and General Release Agreement, dated as of July 29, 2002, between Roy K. Keefer and American Vantage Companies.*

10.23	Settlement and General Release Agreement, dated as of July 29, 2002, between Audrey K. Tassinari and American Vantage Companies.*

10.24	Employment Letter Agreement dated September 27, 2002, between Ronald J. Tassinari and American Vantage Companies.*

10.25	Letter agreement, dated July 31, 2002, between Ronald J. Tassinari and American Vantage Companies *

10.26	Letter agreement, dated July 31, 2002, between Audrey K. Tassinari and American Vantage Companies *

10.27	Letter agreement, dated July 31, 2002, between Roy K. Keefer and American Vantage Companies *

16.1	Letter of Bradshaw, Smith & Co., LLP regarding change in certifying accountant, dated September 13, 2002 (9)

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Piercy Bowler Taylor & Kern, Certified Public Accountants and Business Advisors, a professional corporation.*

24.1	Consent of Bradshaw, Smith & Co., LLP, public accountants. *

99.1	Certification of Ronald J. Tassinari pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-00905) declared effective on February 13, 1996.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1995.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 2, 1996.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 2, 1996.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1996.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1999.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 20, 2001.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 26, 2001.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 18, 2002.

(b)	Reports on Form 8-K.

         On July 16, 2002, the Registrant filed a current Report on Form 8-K under Item 5, reporting on the status of the legal action against Table Mountain Rancheria Band of Indians.

         On August 28, 2002, the Registrant filed a current Report on Form 8-K under Item 5, reporting on: 1) the formation of a special committee to seek and evaluate acquisition opportunities; 2) the Company’s corporate restructuring which resulted in the severance of all executive and administrative staff, with the exception of its Chief Executive Officer; and, 3) agreement by the former Chief Financial Officer to provide consulting services for the Company in connection with the audit and preparation of its Annual Report on Form 10-KSB with respect to the fiscal year ended July 31, 2002.

         On September 18, 2002, the Registrant filed a current Report on Form 8-K under Item 4 reporting on the Company’s change in independent public accountants.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

Dated: October 25, 2002

AMERICAN VANTAGE COMPANIES

By:	/s/ Ronald J. Tassinari

Ronald J. Tassinari, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Ronald J. Tassinari Ronald J. Tassinari	President, Director and Acting Chief Financial Officer (Principal Executive & Accounting Officer)	October 25, 2002

/s/ Audrey K. Tassinari Audrey K. Tassinari	Director	October 25, 2002

/s/ Jeanne Hood Jeanne Hood	Director	October 25, 2002

/s/ Steven G. Barringer Steven G. Barringer	Director	October 25, 2002

/s/ Stephen K. Bannon Stephen K. Bannon	Director	October 25, 2002

AMERICAN VANTAGE COMPANIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2002 AND 2001

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
American Vantage Companies

We have audited the accompanying consolidated balance sheets of American Vantage Companies as of July 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vantage Companies as of July 31, 2002, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants and Business Advisors,
A Professional Corporation

October 25, 2002
Las Vegas, Nevada

INDEPENDENT AUDITORS’ REPORT

Board of Directors
American Vantage Companies

We have audited the accompanying consolidated balance sheets of American Vantage Companies as of July 31, 2001, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vantage Companies as of July 31, 2001, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bradshaw, Smith & Co., LLP

October 9, 2001
Las Vegas, Nevada

AMERICAN VANTAGE COMPANIES

CONSOLIDATED BALANCE SHEETS

JULY 31, 2002 AND 2001

	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$1,560,000	$5,720,000

U.S. treasury securities and certificates of deposit	7,785,000	5,845,000

Refundable income taxes	1,448,000	1,024,000

Other	63,000	66,000

	10,856,000	12,655,000

Land held for development or sale	3,544,000	3,544,000

Investment in unconsolidated restaurant	1,615,000	1,861,000

Other assets	9,000	140,000

	$16,024,000	$18,200,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$50,000	$153,000

Accrued liabilities	—	180,000

Deferred income tax	139,000	—

Total current liabilities	189,000	333,000

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—

Common stock, $.01 par; 10,000,000 shares authorized; 4,865,856 shares issued and outstanding	49,000	49,000

Additional paid-in capital	3,324,000	3,218,000

Retained earnings	12,462,000	14,600,000

	15,835,000	17,867,000

	$16,024,000	$18,200,000

See notes to consolidated finanical statements.

F3

AMERICAN VANTAGE COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JULY 31, 2002 AND 2001

	2002	2001

Costs and expenses

General and administrative	$2,610,000	$2,358,000

Corporate restructuring	1,539,000	—

	4,149,000	2,358,000

Non-operating income

Income from unconsolidated investee	404,000	523,000

Interest	255,000	616,000

Gain on sale of land held for sale	—	897,000

Miscellaneous	10,000	—

Loss from continuing operations before income tax benefit	3,480,000	322,000

Income tax benefit	1,308,000	2,000

Loss from continuing operations	2,172,000	320,000

Discontinued operations

(Income) loss from discontinued restaurant operations, net of income tax benefit totaling $18,000 and $35,000, respectively	(34,000)	69,000

Loss from discontinued recruitment operations, net of minority interest totaling $88,000, write-off of goodwill totaling $250,000 and income tax benefits totaling $187,000	—	362,000

Loss on disposal of discontinued recruitment operation, net of income tax benefit totaling $132,000	—	256,000

	(34,000)	687,000

Net loss	$2,138,000	$1,007,000

Income (loss) per common share — basic and diluted

Continuing operations	$(0.45)	$(0.07)

Discontinued operations	0.01	(0.14)

Net loss	$(0.44)	$(0.21)

Weighted average number of common shares and common share equivalents	4,866,000	4,866,000

See notes to consolidated finanical statements.

F4

AMERICAN VANTAGE COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JULY 31, 2002 AND 2001

	Common stock

			Additional
			Paid-in	Retained
	Shares	Par Value	Capital	Earnings

Balance, July 31, 2000	4,858,256	$49,000	$3,219,000	$15,607,000

Common stock shares issued	22,333	—	25,000	—

Common stock shares repurchased and retired	(14,733)	—	(26,000)	—

Net loss	—	—	—	(1,007,000)

Balance, July 31, 2001	4,865,856	49,000	3,218,000	14,600,000

Issuance of options under plans	—	—	75,000	—

Issuance of warrants under plan	—	—	31,000	—

Net loss	—	—	—	(2,138,000)

Balance, July 31, 2002	4,865,856	$49,000	$3,324,000	$12,462,000

See notes to consolidated finanical statements.

F5

AMERICAN VANTAGE COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 31, 2002 AND 2001

	2002	2001

Operating activities

Net cash used in continuing operating activities	$(2,875,000)	$(1,072,000)

Net cash provided by discontinued operations	—	829,000

	(2,875,000)	(243,000)

Investing activities

Purchase of furniture and equipment	(1,000)	—

Proceeds from sale of furniture and equipment	6,000	—

Restricted cash transferred to unrestricted	—	530,000

Proceeds from sale of land	—	2,246,000

Proceeds from mortgage note receivable	—	1,300,000

Purchase U.S. treasury bills and certificates of deposit	(1,940,000)	(5,845,000)

Cash distribution from unconsolidated restaurant subsidiary	650,000	700,000

Net cash used in investing activities	(1,285,000)	(1,069,000)

Financing activities

Repurchase of common stock	—	(26,000)

Proceeds from issuance of common stock	—	25,000

Net cash used in financing activities	—	(1,000)

Net decrease in cash and cash equivalents	(4,160,000)	(1,313,000)

Cash and cash equivalents, at beginning of year	5,720,000	7,033,000

Cash and cash equivalents, at end of year	$1,560,000	$5,720,000

See notes to consolidated finanical statements.

F6

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2002 AND 2001

Note 1 — Nature of business and summary of significant accounting policies

Nature of business. American Vantage Companies and its wholly-owned subsidiaries (collectively, the “Company”) are substantially inactive. The Company is currently reviewing opportunities with the goal of maximizing its resources in order to increase stockholder values. Effective July 29, 2002, the Company initiated a complete corporate restructuring that resulted in the severance of all executive and administrative staff, with the exception of its Chief Executive Officer. In addition, the Company terminated its month-to-month lease for its executive offices and significantly reduced other administrative expenses. The cost of this restructuring was a one-time charge of $1,539,000, including primarily severance pay and a $95,000 loss on the disposal or abandonment of certain property and equipment.

Until May 1999, the Company had been engaged in providing gaming consulting services to a tribal gaming enterprise when its contract was prematurely terminated (Note 8 — Litigation). During Fiscal year 2001, the Company also disposed of its majority interest in an internet placement services company and discontinued operation of its majority-owned restaurant venture.

The Company, through a wholly-owned subsidiary, also has a minority interest in an unconsolidated investee (the Investee) that owns and operates a restaurant in a casino hotel located on the Las Vegas “Strip”. The Company has no day-to-day management responsibilities in connection with the Investee and its operations.

Principles of consolidation. The consolidated financial statements include the accounts of American Vantage Companies and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company excludes the accounts of its Investee and instead records its investment using the equity method of accounting (based on its equity in the Investee’s net assets, which is 49%) subject to certain contractual adjustments until the Investee attains sustained profitability. The effect of the adjustments is that the Company has recognized 100% of the initial losses from the Investee’s operations and subsequent income and will continue to do so until the initial losses have been offset.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosures, some of which may require revision in future periods. For the Company, the most significant estimate is a valuation allowance for deferred tax assets that can be subject to material revision within the next year if there are changes in circumstances.

Cash equivalents. The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. These include primarily money market funds.

U.S. treasury securities and certificates of deposit. U.S. treasury securities at July 31, 2002 and certificates of deposit at July 31, 2001 have an original maturity of six months and are classified as held-to-maturity.

Land held for development or sale. Land held for development or sale consists of approximately 40 acres of undeveloped land in North Las Vegas, Nevada, that is valued at the lower of cost or estimated fair value less costs to sell. The Company may sell, develop or enter into a joint venture agreement related to the 40-acre parcel of land.

F7

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2002 AND 2001

Income (loss) per common share. The computation of basic income (loss) per common share are based on the weighted average number of common shares outstanding. Options and warrants to purchase 452,000 and 25,000 shares of common stock in 2002 and 944,000 and 0 in 2001 were not included in the computation of diluted income (loss) per share because the effect would be anti-dilutive.

Discontinued operations. All discontinued operations were initiated prior to the effective date of Statement of Financial Accounting Standards No. 144, Accounting For The Impairment or Disposal of Long-Lived Assets, and are accounted for in accordance with Accounting Principles Bulletin Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions.

Stock-based compensation. The Company accounts for stock-based employee compensation (Note 4 — Stockholders’ equity) using the intrinsic value method in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Reclassifications. Certain amounts as previously reported have been reclassified to conform with the current presentation.

Note 2 — Investment in unconsolidated restaurant

The following summarizes the condensed balance sheet and statement of income for the Investee at July 31, 2002 and for the year then ended:

Assets	$1,994,000

Liabilities	387,000

Members’ capital	$1,607,000

Revenues	$4,640,000

Expenses	4,236,000

Income from operations	$404,000

Note 3 — Related party transactions

In 1999, the Company acquired an 80% interest in an internet placement services provider. In Fiscal 2001, the Company sold / transferred its interest back to the prior owner (then a key employee of the Company’s majority-owned subsidiary) and exchanged general releases and indemnifications. The transaction resulted in the write-off during 2001 of $250,000 of goodwill associated with the acquisition of the Company’s interest.

In consideration for legal and consulting services, the Company paid a minority shareholder approximately $93,000 and $119,000 during Fiscal 2002 and 2001.

F8

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2002 AND 2001

Note 4 — Stockholders’ equity

Preferred stock. The Board of Directors has authority, without additional shareholder approval, to issue up to 10,000,000 shares of preferred stock and to set the various terms including, without limitation, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences. Conversion rights associated with a future issuance of preferred stock could dilute the interest of the holders of common stock. Voting rights and liquidation preferences could also be senior to the rights and preferences of the common stockholders. However, the Board of Directors of the Company has no present intention to issue any such shares.

Stock repurchase program. From time to time, the Company may repurchase, without additional shareholder approval, up to an aggregate of $2,000,000 of its common stock in the open market or in privately negotiated transactions, with the timing and terms of such purchases to be determined by management based on market conditions. There is no expiration date for the repurchase program. The Company repurchased no shares in 2002 and 14,733 shares ($26,000) in 2001 and has purchased a total of 387,027 shares ($415,000) through July 31, 2002.

Stock options. Under three separate stock option plans adopted for directors, officers, and employees, 2,166,668 common shares were reserved for issuance, 500,000 shares to officers of the Company, 833,334 shares to key employees, including officers, and 833,334 shares to employees, officers and directors of the Company and others who are involved in the continuing development and success of the Company or its subsidiaries. The options, under all plans, are granted at not less than 100% of the market value of the Company’s common stock on the date of grant.

The following is a summary of activity of outstanding stock options under the three plans:

					Employees,
	Officers		Key Employees		Officers / Directors

Common shares reserved for issuance	500,000		833,334		833,334

Shares / weighted average exercise price

Outstanding, July 31, 2000	93,756	$1.95	712,913	$2.55	139,004	$3.12

Granted	—	—	8,333	1.63	—	—

Exercised	—	—			(22,333)	1.13

Canceled / expired	(41,030)	2.07	(134,303)	2.07	—	—

Outstanding, July 31, 2001	52,726	1.86	586,943	2.65	116,671	3.51

Granted	—	—	—	—	—	—

Canceled / expired	(41,030)	2.07	(410,971)	3.06	—	—

Outstanding, July 31, 2002	11,696	$1.13	175,972	$1.48	116,671	$3.51

Weighted average remaining contractual life (years)/range of exercise prices	7.5	$1.13	6.1	$1.13 - $2.07	2.9	$3.48 - $3.57

F9

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2002 AND 2001

Other options were granted to members of the Board of Directors and to legal counsel for services at the market value of the Company’s common stock at the date of grant and are summarized as follows:

		Weighted Average
	Shares	Exercise Price

Balance, July 31, 2000	829,076	$1.77

Granted	32,500	1.65

Canceled/expired	(674,075)	1.81

Balance, July 31, 2001	187,501	1.54

Granted	65,000	1.53

Canceled/expired	(105,000)	1.26

Balance, July 31, 2002	147,501	$1.85

Weighted average remaining contractual life (years)	8.3

Range of exercise prices	$1.13 - $3.57

In addition, on July 12, 2002, the Company agreed to compensate with common stock options a director of the Company and the Company’s corporate legal counsel who participate in a special advisory group to identify, review and perform initial due diligence services of consummated mergers and acquisitions that occur during the term of the group. The contingent commitment provides for the purchase of 175,000 (the director) and 87,500 (corporate legal counsel) common shares of the Company, with a ten year exercise term and a exercise price equal to the closing price of the common stock on July 12, 2002.

Under the intrinsic value method, no compensation cost has been recognized for employee stock-based compensation under the applicable circumstances. Had the Company used the fair value-based method of accounting and recognized compensation expense as provided for in Statement of Financial Accounting Standards No. 123, Stock-Based Compensation, net loss and net loss per share for years ended July 31, 2002 and 2001 would have been as follows:

	2002	2001

Pro forma net loss	$2,138,000	$1,066,000

Pro forma net loss per share — basic and diluted	$0.44	$0.22

The weighted-average grant-date fair value of the options and warrants granted was $1.57 and $1.47 per option for 2002 and 2001, respectively.

Warrants. In 2002, the Company granted to an investment banking firm a warrant to purchase 25,000 shares of the Company’s common stock, at a purchase price of $1.65 per share expiring in five years, in exchange for investment banking services.

The weighted-average grant-date fair value of each non-employee award and the pro forma presentation for employee stock-based compensation was determined by using the Black-Scholes option pricing model and the following key assumptions:

F10

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2002 AND 2001

	2002	2001

Expected stock price volatility	131% to 132%	265% to 308%

Expected option lives (years)	3	5

Expected dividend yield	0	0

Risk-free interest rates	3.9% to 4.0%	5.0% to 5.8%

Note 5 — Income taxes

Income tax benefit (expense) is comprised as follows:

	2002	2001

Current	$1,447,000	$735,000

Deferred	(139,000)	(733,000)

	$1,308,000	$2,000

The income tax benefit (expense) for the years ending 2002 and 2001 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax loss as a result of the following differences:

	2002	%	2001	%
		-		-
Statutory federal tax rate	$1,183,000	34	$109,000	34

Stock options and warrants	(36,000)	(1)	—	—

Employment tax credits	37,000	1	—

Valuation allowances	114,000	3	(114,000)	(35)

Other	10,000	1	7,000	2

Effective tax benefit	$1,308,000	38	$2,000	1

The components of deferred tax assets and liabilities at July 31, 2002 and 2001 are comprised of:

	2002	2001

Deferred tax assets (liabilities):

Operations of unconsolidated investee	$(222,000)	$(23,000)

Tax attributes of unconsolidated investee	71,000

Vacation payable	—	(35,000)

Discontinued operations	12,000	172,000

Valuation allowance	—	(114,000)

Total deferred tax liabilities	$(139,000)	$—

F11

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2002 AND 2001

Note 6 — Commitments and contingencies

Office space. During 2002, the Company terminated its month-to-month lease for its corporate office. Upon termination, the Company moved into approximately 1,000 square feet of office space which it shares with a law firm. Currently, the Company does not pay a monthly rent on the shared space nor is there an agreement between the parties for any future monthly rental. The fair value of the Company’s current arrangement is not material. However, as business circumstances change, the Company may be required to make other arrangements.

Rental expense totaled $93,000 and $120,000 for the years ended July 31, 2002 and 2001, respectively.

Concentrations of credit risk. The Company’s cash and cash equivalents are on deposit with two financial institutions which are FDIC insured on amounts up to $100,000. In aggregate, such insured limits are exceeded by approximately $1,400,000 at July 31, 2002.

Note 7 — Retirement plan

Company employees meeting certain eligibility requirements participate in a simplified employee pension plan. Employer contributions to the plan are made on a discretionary basis and were $207,000 and $93,000 for the years ended July 31, 2002 and 2001, respectively.

Note 8 — Litigation

In connection with the prematurely termination of the Company’s contracts to provide consulting services to an Indian gaming enterprise, the Company brought a civil action against the tribe. The lawsuit seeks to recover payments totaling $3,150,000 due under one of the agreements and $790,000 under another. The Company also seeks interest, court costs and additional unspecified and to be determined consulting fees that would have been due during the remainder of the consulting contract term.

In October 2002 the Company won its appeal reversing a California Superior Court order dismissing the case for lack of jurisdiction. Provided that the decision becomes final without material change, the Company will be able to pursue its claim against the Tribe in California Superior Court. A counterclaim by the Tribe that was previously dismissed may be asserted. The counterclaim asserted that the contracts were invalid and sought restitution of fees paid relating to the contract.

Since the Company is unable to determine its losses, if any should the Tribe’s counterclaim be successful, no accounting recognition has been given to these matters in the accompanying financial statements.

F12

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2002 AND 2001

Note 9 — Supplemental cash flow information

	2002	2001

Reconciliation of net loss to net cash provided by (used in) operating activities

Net loss	$(2,138,000)	$(1,007,000)

Gain on sale of land held for resale	—	(897,000)

Income from unconsolidated restaurant investee	(404,000)	(523,000)

Amortization and depreciation	23,000	26,000

Loss on disposal of property and equipment, net	95,000	—

Expenses paid with stock options and warrants **	106,000	—

Deferred income tax benefit	139,000	733,000

Change in operating assets and liabilities:

Refundable income taxes	(424,000)	684,000

Other current assets	3,000	184,000

Other assets	8,000	(10,000)

Accounts payable	(103,000)	(143,000)

Accrued liabilities	(180,000)	(119,000)

Change in net assets of discontinued restaurant operation:

Accounts receivable	—	13,000

Inventory	—	77,000

Prepaid expenses	—	8,000

Equipment	—	134,000

Change in net assets of discontinued recruitment operation:

Cash	—	274,000

Goodwill	—	250,000

Accounts receivable	—	280,000

Prepaid expenses	—	15,000

Equipment	—	93,000

Accounts payable	—	(315,000)

	$(2,875,000)	$(243,000)

**	Denotes significant non-cash financing activity

F13

CERTIFICATION

     I, Ronald J. Tassinari, Chief Executive Officer and Acting Chief Financial Officer of American Vantage Companies, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of American Vantage Companies;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of this section) for the registrant and have:

i. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

ii. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (“Evaluation Date”); and

iii. Presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

i. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 25, 2002

/s/ Ronald J. Tassinari
Ronald J. Tassinari, Chief Executive Officer and Acting Chief Financial Officer

EXHIBIT INDEX

3.1	Composite of Articles of Incorporation.*

3.2	Composite of By Laws.*

4.1	American Vantage Companies Common Stock Purchase Warrant to Gerard Klauer Mattison & Co., Inc. (Certificate No.: GKM-1), dated as of May 3, 2002.*

10.1	American Casino Enterprises, Inc. 1991 Officers Stock Option Plan, as amended. (1)

10.2	American Casino Enterprises, Inc. 1992 Employee Stock Option Plan. (1)

10.3	American Casino Enterprises, Inc. 1996 Stock Option Plan. (1)

10.4	Management Consultant Contract, dated March 27, 1993, between the Company and the Table Mountain Band of Indians. (2)

10.5	Employment Agreement, dated July 20, 1995, between the Company and Ronald J. Tassinari. (2)

10.6	Employment Agreement, dated July 20, 1995, between the Company and Audrey K. Tassinari. (2)

10.7	Employment Agreement, dated July 20, 1995, between the Company and Roy K. Keefer. (2)

10.8	Letter Agreement, dated September 11, 1995, between the Company and Table Mountain Rancheria. (2)

10.9	Settlement Agreement, dated February 1, 1996, between the Company and the National Indian Gaming Commission. (3)

10.10	Termination Agreement, dated February 1, 1996, between the Company and the Table Mountain Rancheria. Exhibit A to the Termination Agreement is set forth as Exhibit 99.1 below, and Exhibit B to the Termination Agreement is incorporated herein by reference from Exhibit 10.3 above. (3)

10.11	Consulting Agreement, dated February 1, 1996, between the Company and Table Mountain Rancheria. (3)

10.12	Amendment to Consulting Agreement, dated June 26, 1997, between the Company and Table Mountain Rancheria. (4)

10.13	Joint Venture Agreement, dated as of February 1, 1996, between the Company and the Table Mountain Rancheria. (5)

10.14	Funding and Loan Agreement, dated February 1, 1996, between United Auburn Indian Community and Table Mountain/ACES Joint Venture (joint venture between the Company and Table Mountain Band of Indians of the Table Mountain Rancheria). (5)

10.15	Lease, dated March 14, 1996, between the Company and Tropicana Trail Limited Partnership. (5)

10.16	Operating Agreement for Border Grill Las Vegas, LLC, dated November 12, 1998, by and between TT&T, LLC and Vantage Bay Group, Inc. (6)

10.17	Settlement Agreement, dated as of January 31, 2001, by and among the Company, Placement 2000.com, Inc. and Michael Woloshin. (7)

10.18	Agreement of Purchase and Sale of Property and Escrow Instructions, dated as of May 21, 2001, by and between the Company and P.T. Corporation. (8)

10.19	Employment Agreement, dated as of April 1, 2002, between American Vantage Companies and Ronald J. Tassinari.*

10.20	Employment Agreement, dated as of April 1, 2002, between American Vantage Companies and Audrey K. Tassinari.*

10.21	Employment Agreement, dated as of April 1, 2002, between American Vantage Companies and Roy K. Keefer.*

10.22	Settlement and General Release Agreement, dated as of July 29, 2002, between Roy K. Keefer and American Vantage Companies.*

10.23	Settlement and General Release Agreement, dated as of July 29, 2002, between Audrey K. Tassinari and American Vantage Companies.*

10.24	Employment Letter Agreement dated September 27, 2002, between Ronald J. Tassinari and American Vantage Companies.*

10.25	Letter agreement, dated July 31, 2002, between Ronald J. Tassinari and American Vantage Companies *

10.26	Letter agreement, dated July 31, 2002, between Audrey K. Tassinari and American Vantage Companies *

10.27	Letter agreement, dated July 31, 2002, between Roy K. Keefer and American Vantage Companies *

16.1	Letter of Bradshaw, Smith & Co., LLP regarding change in certifying accountant, dated September 13, 2002 (9)

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Piercy Bowler Taylor & Kern, Certified Public Accountants and Business Advisors, a professional corporation.*

24.1	Consent of Bradshaw, Smith & Co., LLP, public accountants. *

99.1	Certification of Ronald J. Tassinari pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-00905) declared effective on February 13, 1996.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1995.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 2, 1996.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 2, 1996.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1996.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1999.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 20, 2001.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 26, 2001.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 18, 2002.

(b)	Reports on Form 8-K.

         On July 16, 2002, the Registrant filed a current Report on Form 8-K under Item 5, reporting on the status of the legal action against Table Mountain Rancheria Band of Indians.

         On August 28, 2002, the Registrant filed a current Report on Form 8-K under Item 5, reporting on: 1) the formation of a special committee to seek and evaluate acquisition opportunities; 2) the Company’s corporate restructuring which resulted in the severance of all executive and administrative staff, with the exception of its Chief Executive Officer; and, 3) agreement by the former Chief Financial Officer to provide consulting services for the Company in connection with the audit and preparation of its Annual Report on Form 10-KSB with respect to the fiscal year ended July 31, 2002.

         On September 18, 2002, the Registrant filed a current Report on Form 8-K under Item 4 reporting on the Company’s change in independent public accountants.

22