Form 10QSB
period 2002-10-31
AMERICAN VANTAGE COMPANIES
filed 2002-12-06
CIK 315428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[XX]	Quarterly Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2002

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-10061

AMERICAN VANTAGE COMPANIES

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	04-2709807 (IRS Employer Identification No.)

7674 West Lake Mead Blvd., Suite 108, Las Vegas, Nevada,89128
(Address of principal executive offices)

(702) 227-9800
Issuer’s telephone number

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares outstanding of the issuer’s Common Stock at December 5, 2002 was 4,865,856.

Transitional Small Business Disclosure Format:   [   ]   YES      [X]   NO

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2002 (unaudited) AND JULY 31, 2002

	October 31,	July 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,439,000	$1,560,000
U.S. treasury securities and certificates of deposit	7,788,000	7,785,000
Refundable income taxes	1,475,000	1,448,000
Other	176,000	63,000

	10,878,000	10,856,000
Land held for development or sale	3,544,000	3,544,000
Investment in unconsolidated restaurant	1,589,000	1,615,000
Other assets		9,000

	$16,011,000	$16,024,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$89,000	$50,000
Deferred income tax	142,000	139,000

	231,000	189,000

Stockholders’ equity:
Preferred stock, $.01 par; 10,000,000 shares authorized; 0 shares issued and outstanding
Common stock, $.01 par; 10,000,000 shares authorized; 4,865,856 shares issued and outstanding	49,000	49,000
Additional paid-in capital	3,389,000	3,324,000
Retained earnings	12,342,000	12,462,000

	15,780,000	15,835,000

	$16,011,000	$16,024,000

See notes to condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001 (unaudited)

	2002	2001

Costs and expenses
General and administrative	$355,000	$486,000
Non-operating income
Equity in income of unconsolidated investee	174,000	98,000
Interest	37,000	111,000

Loss from continuing operations before income tax benefit	144,000	277,000
Income tax benefit	24,000

Net loss	$120,000	$277,000

Net loss per common share — basic and diluted	$0.03	$0.06

Weighted average number of common shares and common share equivalents	4,866,000	4,866,000

See notes to condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED OCTOBER 31, 2002 (unaudited) AND YEAR ENDED JULY 31, 2002

	Common stock		Additional
			Paid-in	Retained
	Shares	Par Value	Capital	Earnings

Balance, July 31, 2001	4,865,856	$49,000	$3,218,000	$14,600,000
Issuance of options			75,000
Issuance of warrants			31,000
Net loss				(2,138,000)

Balance, July 31, 2002	4,865,856	49,000	3,324,000	12,462,000
Issuance of options			65,000
Net loss				(120,000)

Balance, October 31, 2002 (Unaudited)	4,865,856	$49,000	$3,389,000	$12,342,000

See notes to condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001 (unaudited)

	2002	2001

Operating activities
Net cash used in operating activities	(318,000)	(416,000)

Investing activities
Purchase U.S. treasury bills and certificates of deposit	(3,000)	(7,649,000)
Cash distribution from unconsolidated restaurant subsidiary	200,000	150,000

Net cash provided by (used in) investing activities	197,000	(7,499,000)

Net decrease in cash and cash equivalents	(121,000)	(7,915,000)
Cash and cash equivalents, at beginning of period	1,560,000	11,565,000

Cash and cash equivalents, at end of period	$1,439,000	$3,650,000

See notes to condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001 (unaudited)

Note 1 – Interim financial information

     The financial information for the three months ended October 31, 2002 and 2001, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles have been condensed or omitted as permitted by the Securities and Exchange Commission under Item 310(b) of Regulation S-B. However, the Company believes the disclosures made are adequate for a fair presentation to ensure that the interim period financial statements are not misleading.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended July 31, 2002, which are included in the Company’s Form 10-KSB for the year then ended from which the July 31, 2002 balance sheet is derived.

     Certain amounts as previously reported for the three months ended October 31, 2001 have been reclassified to conform to the current presentation.

Note 2 – Investment in unconsolidated restaurant

     The Company, through a wholly owned subsidiary, has a 49% minority interest in an unconsolidated investee (the Investee) that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip. The Company has no day-to-day management responsibilities in connection with the Investee and its operations.

     The following summarizes the condensed balance sheet at October 31, 2002 and the statement of operations for the three months ended October 31, 2002 (unaudited):

Assets	$1,873,000
Liabilities	292,000

Members’ capital	$1,581,000

Revenues	$1,301,000
Expenses	1,127,000

Income from operations	$174,000

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001 (Unaudited)

Note 3 – Contingencies

     Contingent service fee. On July 12, 2002, the Company agreed to compensate, with common stock options, a director of the Company and the Company’s corporate legal counsel who participate in an advisory committee that identifies, reviews and performs initial due diligence services in connection with mergers and acquisitions that are consummated during the tenure of the advisory committee. This contingent obligation provides options for the purchase of 175,000 (the director) and 87,500 (corporate legal counsel) common shares of the Company, with a ten-year exercise term and an exercise price equal to the closing price of the common stock on July 12, 2002.

     Litigation. In connection with the premature termination of the Company’s contracts to provide consulting services to an Indian gaming enterprise, the Company brought a civil action against the Table Mountain Tribe (the Tribe). The lawsuit seeks to recover payments totaling $3,150,000 due under one of the agreements and $790,000 under another. The Company also seeks interest, court costs and additional unspecified and to-be-determined consulting fees that would have been due during the remainder of the consulting contract term.

     In October 2002, the Company won its appeal reversing a California Superior Court order dismissing the case for lack of jurisdiction. Provided that the decision becomes final without material change, the Company will be able to pursue its claim against the Tribe in California Superior Court. A counterclaim by the Tribe that was previously dismissed may be asserted. The counterclaim asserted that the contracts were invalid and sought restitution of fees paid relating to the contract.

     Since the Company is unable to determine its losses, if any, should the Tribe’s counterclaim be successful, no accounting recognition has been given to these matters in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Position and Results of Operation

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report.

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

Results of Operations

Three Months Ended October 31, 2002, Compared With the Three Months Ended October 31, 2001

Revenues

     The Company has no current source of revenue from operations during either period, but is investigating opportunities to acquire ongoing operations through mergers and/or acquisitions.

Costs and Expenses

     General and administrative expenses decreased $131,000 or 27.0% from $486,000 at October 31, 2001, to $355,000 at October 31, 2002. Prior to July 31, 2002, the Board of Directors approved a corporate restructuring program to downsize and minimize corporate overhead. As a result of the restructuring program, the Company retained only the Company’s President and Chief Executive Officer and significantly reduced other administrative expenses as follows.

     During the three months ended October 31, 2002, the Company incurred payroll and payroll-related costs totaling $61,000 as compared to $228,000 for the three months ended October 31, 2001. The decrease in payroll and payroll-related costs at October 31, 2002, was partially offset by increased accounting fees. Under the direction of the Chief Executive Officer, during August 2002, the Company outsourced its internal accounting and financial reporting functions resulting in $25,000 of accounting fees expense, excluding other amounts paid to its independent auditor, for the three months ended October 31, 2002. The Company believes certain accounting, financial reporting and other expenses are exclusive to the Company’s first quarter and anticipates these expenses to be lower for the second through fourth fiscal quarters.

     Rent expense decreased from $28,000 at October 31, 2001, to $0 at October 31, 2002. During May 2002, the Company terminated its month-to-month lease for its former executive offices. The Company does not pay a monthly rent for its current executive offices nor is there an agreement between the parties for any future monthly rental. The fair value of the Company’s current arrangement is not material. However, as business circumstances change, the Company may be required to make other arrangements.

     On October 25, 2002, the Company granted to Jeanne Hood, Steven G. Barringer and Stephen K. Bannon, non-qualified stock options to purchase 20,000, 20,000 and 25,000, respectively, of the Company’s common stock shares at an exercise price of $1.26 per share. The options were granted as compensation for Board and/or Board Committee services. Based on the Black-Scholes option pricing model, the Company recorded compensation expense, included in general and administrative, totaling $65,000 for these stock options.

Application of critical accounting policies

     Principals of consolidation. The Company, through a wholly-owned subsidiary, has a 49% minority interest in an unconsolidated investee that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip. The Company is involved in long-term strategic planning, but has no day-to-day management responsibilities in connection with the Investee and its operations. The Company excludes the accounts of its Investee and instead records its investment using the equity method of accounting subject to certain contractual adjustments until the Investee attains sustained profitability. The effect of the adjustments is that the Company has recognized 100% of the initial losses from the Investee’s operations and its subsequent income and will continue to do so until the initial losses have been offset.

Significant related party transactions

     Non-employee directors received $20,000 for the three months ended October 31, 2002, for serving on the Board of Directors of the Company. In addition to a quarterly director’s fee, a director was also paid $30,000 for consulting services provided during the three months ended October 31, 2002.

     As compensation for Board and/or Board Committee services, on October 25, 2002, the Company granted to Jeanne Hood, Steven G. Barringer and Stephen K. Bannon, non-qualified stock options to purchase 20,000, 20,000 and 25,000, respectively, of the Company’s common stock shares at an exercise price of $1.26 per share. Based on the Black-Scholes option pricing model the Company recorded compensation expense, included in general and administrative, totaling $65,000 for these stock options.

     In consideration for legal and consulting services, the Company paid a minority shareholder approximately $32,500 during the three months ended October 31, 2002.

Liquidity and Capital Resources

     Recurring operating costs, currently estimated to approximate $80,000 per month, decrease the Company’s working capital. Interest income and capital distributions from its investment in the unconsolidated restaurant should partially offset this effect. However, it should be noted that the operating agreement for the unconsolidated restaurant does not provide for guaranteed capital distributions. Therefore, such distributions are subject to estimation.

     The Company intends to fund its operating costs and merger and acquisition activities from its existing working capital resources, which are substantially in excess of its perceived current needs. However, it is possible that future merger and acquisition opportunities may require additional capital resources. Historically, the Company has provided for such requirements with financing from financial institutions and the sale of equity securities and will continue to consider such alternatives.

Impact of Inflation

     The Company believes that inflation has not had a material impact on its operations.

Factors That May Affect Future Results

     During the year ended July 31, 2001, the Company divested certain of its non-core assets, including the sale of its 20-acre parcel of land located in North Las Vegas, Nevada, and operations/investments that are not consistent with the Company’s future strategic plans.

     Prior to fiscal year end July 31, 2002, the Company’s Board of Directors determined that it was in the Company’s best interests to downsize and minimize corporate overhead. As a result of such a determination, a corporate restructuring program was implemented which resulted in the termination of all employees (except the

President and Chief Executive Officer) in an effort to lower ongoing salaries and general and administrative expenses. Internal accounting and financial reporting functions were subsequently outsourced under the direction of the President and Chief Executive Officer.

     The Company’s Board of Directors organized an “Advisory Committee” to work with its investment banker, Gerard Klauer Mattison & Co., Inc. (“GKM”) of New York, to seek, review and advise the Board on merger and acquisition candidates.

Qualitative and Quantitative Disclosures About Market and Interest Rate Risk

     The Company is exposed to minimal market risks as its investment policy allows only short-term, high-rated securities. The Company does not hold or issue derivatives, derivative commodity instruments or other financial instruments, for trading purposes. At October 31, 2002, the Company’s cash and cash equivalents and U.S. treasury securities approximate their fair values due to the short-term nature of these instruments.

     During the next 12 months, the Company does not anticipate entering into financing arrangements which would expose it to interest rate risk.

Item 3. Controls and Procedures

     An evaluation was performed, as of October 31, 2002, under the supervision and with the participation of our management, including our President, Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were adequate as of October 31, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to October 31, 2002.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     See Part I “Note 3 – Litigation” of the Notes to Condensed Consolidated Financial Statements for information concerning material litigation involving the Company.

Item 2. Changes in Securities

     On October 25, 2002, the Company granted to Jeanne Hood, Steven G. Barringer and Stephen K. Bannon, non-qualified stock options to purchase 20,000, 20,000 and 25,000, respectively, of the Company’s common stock shares at an exercise price of $1.26. The options were granted as compensation for Board and/or Board Committee services. Except for the options granted to Stephen K. Bannon, the options became exercisable on the date of grant. For the options granted to Stephen K. Bannon, 12,500 became exercisable on the date of grant and 12,500 will be exercisable on May 23, 2003. All option grants expire ten years from the date of grant. The grant of options was exempt from the registration requirements under Section 4(2) of the Securities Act, pursuant to an exemption under Section 4(1) of the Securities Act.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Ronald J. Tassinari pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(b)	Reports on Form 8-K.

     On August 28, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5: 1) the formation of a special committee to seek and evaluate acquisition opportunities; 2) the Company’s corporate restructuring which resulted in the severance of all executive and administrative staff, with the exception of its Chief Executive Officer; and 3) the agreement by the former Chief Financial Officer to provide consulting services for the Company in connection with its annual audit and preparation of its Annual Report on Form 10-KSB with respect to the fiscal year ended July 31, 2002.

     On September 18, 2002, the Company filed a Current Report on Form 8-K under Item 4 reporting on the Company’s change in independent public accountants.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANTAGE COMPANIES

Dated: December 5, 2002	By:	/s/ Ronald J. Tassinari

Ronald J. Tassinari, President, Chief Executive Officer and Acting Chief Financial Officer

Dated: December 5, 2002	By:	/s/ Jeanne Hood

Jeanne Hood, Director and Audit Committee Chairperson

CERTIFICATION

     I, Ronald J. Tassinari, President, Chief Executive Officer and Acting Chief Financial Officer of American Vantage Companies, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of American Vantage Companies;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

i.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

ii.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

ii.	Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors (or persons performing the equivalent function):

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

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 5, 2002

/s/ Ronald J. Tassinari Ronald J. Tassinari, President, Chief Executive Officer and Acting Chief Financial Officer

EXHIBIT INDEX

99.1	Certification of Ronald J. Tassinari pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*