Form 10QSB
period 2003-01-31
AMERICAN VANTAGE COMPANIES
filed 2003-03-03
CIK 315428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2003

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission file number 0-10061

AMERICAN VANTAGE COMPANIES

(Exact name of small business issuer as specified in its charter)

Nevada	04-2709807

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7674 West Lake Mead Blvd., Suite 108, Las Vegas, Nevada, 89128

(Address of principal executive offices)

(702) 227-9800

Issuer’s telephone number

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares outstanding of the issuer’s Common Stock at March 3, 2003 was 4,865,856.

Transitional Small Business Disclosure Format:   ☐   YES    ☒  NO

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2003 (unaudited) AND JULY 31, 2002

	January 31,	July 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$3,395,000	$1,560,000
U.S. treasury securities	4,707,000	7,785,000
Note receivable	1,000,000
Refundable income taxes	1,560,000	1,448,000
Other	159,000	63,000

	10,821,000	10,856,000
Land held for development or sale	3,544,000	3,544,000
Investment in unconsolidated investee	1,485,000	1,615,000
Other assets		9,000

	$15,850,000	$16,024,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$93,000	$50,000
Deferred income tax	118,000	139,000

	211,000	189,000

Stockholders’ equity:
Preferred stock, $.01 par; 10,000,000 shares authorized; 0 shares issued and outstanding
Common stock, $.01 par; 10,000,000 shares authorized; 4,865,856 shares issued and outstanding	49,000	49,000
Additional paid-in capital	3,389,000	3,324,000
Retained earnings	12,201,000	12,462,000

	15,639,000	15,835,000

	$15,850,000	$16,024,000

See notes to condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JANUARY 31, 2003 AND 2002 (unaudited)

	Three Months Ended		Six Months Ended

	January 31,	January 31,	January 31,	January 31,
	2003	2002	2003	2002

Costs and expenses
General and administrative	$204,000	$594,000	$412,000	$1,021,000
General and administrative — related parties	77,000	42,000	224,000	101,000

	281,000	636,000	636,000	1,122,000
Non-operating income (loss)
Equity in income (loss) of unconsolidated investee	(4,000)	(37,000)	170,000	61,000
Interest	34,000	54,000	71,000	165,000

Loss from continuing operations before income tax benefit	251,000	619,000	395,000	896,000
Income tax benefit	110,000		134,000

Net loss	$141,000	$619,000	$261,000	$896,000

Net loss per common share - basic and diluted	$0.03	$0.13	$0.05	$0.18

Weighted average number of common shares and common share equivalents	4,866,000	4,866,000	4,866,000	4,866,000

See notes to condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JANUARY 31, 2003 AND 2002 (unaudited)

	2003	2002

Operating activities
Net cash used in operating activities	(543,000)	(1,072,000)

Investing activities
Purchase U.S. treasury bills	(55,000)
Proceeds from U.S. treasury bills, at maturity	3,133,000
Issuance of promissory note	(1,000,000)
Cash distributions from unconsolidated restaurant subsidiary	300,000	200,000

Net cash provided by investing activities	2,378,000	200,000

Net increase (decrease) in cash and cash equivalents	1,835,000	(872,000)
Cash and cash equivalents, at beginning of period	1,560,000	11,565,000

Cash and cash equivalents, at end of period	$3,395,000	$10,693,000

See notes to condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JANUARY 31, 2003 AND 2002 (unaudited)

Note 1 – Interim financial information

     The financial information for the three and six months ended January 31, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles have been condensed or omitted as permitted by the Securities and Exchange Commission under Item 310(b) of Regulation S-B. However, the Company believes the disclosures made are adequate for a fair presentation to ensure that the interim period financial statements are not misleading.

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

     Certain amounts as previously reported for the three and six months ended January 31, 2002 have been reclassified to conform to the current presentation.

Note 2 – Note receivable

     On December 23, 2002 the Company executed a letter of intent with YaYa LLC (“YaYa”), a Delaware limited liability company, to acquire a controlling interest in an entity to be formed by the Company and YaYa.

     Upon signing the letter of intent, the Company loaned YaYa $1,000,000 with an 8% per annum stated interest rate. As presently contemplated, when YaYa contributes its assets and liabilities to the new entity, the Company will contribute $3,000,000 in cash and cancel the $1,000,000 loan. If the contemplated transaction is not consummated, the Company has the right to repayment of $500,000 plus any accrued but unpaid interest upon seven days notice, with the remaining principal and accrued interest balance due on July 15, 2003.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JANUARY 31, 2003 AND 2002 (Unaudited)

Note 3 – Investment in unconsolidated investee

     The Company, through a wholly owned subsidiary, has a 49% minority interest in an unconsolidated investee (the “Investee”) that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip. The Company has no day-to-day management responsibilities in connection with the Investee and its operations. The Company excludes the accounts of its Investee and instead records its investment using the equity method of accounting subject to certain contractual adjustments until the Investee attains sustained profitability. The effect of the adjustments is that, pursuant to its stockholders’ agreement, the Company has recognized 100% of the initial losses from the Investee’s operations and its subsequent income and will continue to do so until the initial losses have been offset.

     The following summarizes the condensed balance sheet at January 31, 2003 and the statement of operations for the six months ended January 31, 2003 (unaudited) of the Investee:

Assets	$1,833,000
Liabilities	299,000

Members’ capital	$1,534,000

Revenues	$2,234,000
Expenses	2,064,000

Income from operations	$170,000

Note 4 – Stockholders’ equity

     On October 25, 2002, the Company granted to certain directors non-qualified stock options to purchase 65,000 of the Company’s common stock shares at an exercise price of $1.26 per share. The options were granted as compensation for Board and/or Board Committee services. Based on the Black-Scholes option pricing model, the Company recorded compensation expense, included in general and administrative as directors fees expense, totaling $65,000 for these stock options.

Note 5 – Contingencies

     Contingent service fee. On July 12, 2002, the Company agreed to compensate, with common stock options, a director of the Company and the Company’s corporate legal counsel who participate in an advisory committee that identifies, reviews and performs initial due diligence services in connection with mergers and acquisitions that are consummated during the tenure of the advisory committee. This contingent obligation involves options for the purchase of 175,000 (the director) and 87,500 (corporate legal counsel) common shares of the Company, with a ten-year exercise term and an exercise price equal to the closing price of the common stock on July 12, 2002.

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

     In December 2002, the Tribe filed a “Petition for Review” with the California Supreme Court. To date, the California Supreme Court has not determined if it will grant a review of the case.

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

Results of Operations

For the Three and Six Months Ended January 31, 2003, Compared With the Three and Six Months Ended January 31, 2002

     Revenues. The Company had no current source of revenue from operations during these periods, but continues to investigate opportunities to acquire ongoing operations through one or more mergers and/or acquisitions.

     Costs and Expenses. General and administrative expenses decreased $355,000 or 55.8% for the three months ended January 31, 2003 and 2002, and $486,000 or 43.3% for the six months ended January 31, 2003 and 2002 because of a corporate restructuring program to downsize and minimize corporate overhead. As a result of the restructuring program, the Company retained only the Company’s President and Chief Executive Officer and significantly reduced other administrative expenses as further discussed below.

     During the three and six months ended January 31, 2003, the Company incurred payroll and payroll-related costs totaling $67,000 and $128,000, respectively as compared to $368,000 and $597,000 for the same respective periods ending January 31, 2002. The decrease in payroll and payroll-related costs at January 31, 2003, was partially offset by increased accounting fees. Under the direction of the Chief Executive Officer, during August 2002, the Company outsourced its internal accounting and financial reporting functions resulting in $23,000 and $48,000 of accounting fees expense, excluding amounts paid to its independent auditor, for the three and six months ended January 31, 2003, respectively.

     Rental expense for the three and six months ending January 31, 2002 totaled $28,000 and $56,000, respectively. During May 2002, the Company terminated its month-to-month lease for its former executive offices. The Company does not pay a monthly rent for its current executive offices nor is there an agreement between the parties for any future monthly rental. The fair value of the Company’s current arrangement is not material. However, as business circumstances change, the Company may be required to make other arrangements which could result in rental expense charges being incurred.

     Historically, certain accounting, financial reporting and other expenses have been primarily incurred in the Company’s first quarter resulting in generally lower expenses for the second through fourth fiscal quarters. During the three and six months ended January 31, 2003, these expenses totaled $19,000 and $62,000, respectively as compared to $15,000 and $31,000, respectively for the three and six months ended January 31, 2002.

     During the three and six months ended January 31, 2003, the Company incurred legal fees totaling $61,000 and $125,000, respectively as compared to $131,000 and $219,000 for the same respective periods ending January 31, 2002. Included in the legal fees incurred through January 31, 2003 and 2002 were monthly retainers to the Company’s SEC counsel and corporate counsel totaling $89,000 and $63,000. Table Mountain litigation fees incurred totaled $24,000 and $47,000, respectively for the three months ended January 31, 2003 and 2002 in comparison to $24,000 and $87,000 for same respective periods ended January 31, 2003 and 2002. In addition, during the three and six months ended January 31, 2002 the Company also incurred legal fees related to due diligence done in connection with merger and acquisition efforts.

     During the three and six months ended January 31, 2003, the Company incurred consulting fees totaling $30,000 and $60,000, respectively as compared to $5,000 and $44,000 for the same respective periods ending January 31, 2002. As compensation for consulting services provided during the fiscal year ending July 31, 2003, the Company agreed to compensate a director $10,000 per month up to a maximum of $60,000. Consulting services incurred during the three and six months ending January 31, 2002 were provided by two investment advisory firms.

     On October 25, 2002, the Company granted to Jeanne Hood, Steven G. Barringer and Stephen K. Bannon, non-qualified stock options to purchase 20,000, 20,000 and 25,000, respectively, of the Company’s common stock shares at an exercise price of $1.26 per share. The options were granted as compensation for Board and/or Board Committee services. Based on the Black-Scholes option pricing model, the Company recorded compensation expense, included in general and administrative as directors fees expense, totaling $65,000 for these stock options.

Application of critical accounting policies

     Principals of consolidation. The Company, through a wholly-owned subsidiary, has a 49% minority interest in an unconsolidated investee that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip. The Company is involved in long-term strategic planning, but has no day-to-day management responsibilities in connection with the Investee and its operations. The Company excludes the accounts of its Investee and instead records its investment using the equity method of accounting subject to certain contractual adjustments until the Investee attains sustained profitability. The effect of the adjustments is that, pursuant to its stockholders’ agreement, the Company has recognized 100% of the initial losses from the Investee’s operations and its subsequent income and will continue to do so until the initial losses have been offset.

Significant related party transactions

     Non-employee directors received $20,000 and $40,000, respectively for the three and six months ended January 31, 2003, for serving on the Board of Directors of the Company. In addition to a quarterly director’s fee, a director was also paid $30,000 and $60,000 for consulting services provided during the three and six months ended January 31, 2003, respectively.

     As compensation for serving on the Company’s Board and/or Board Committees, on October 25, 2002, the Company granted to Jeanne Hood, Steven G. Barringer and Stephen K. Bannon, non-qualified stock options to purchase 20,000, 20,000 and 25,000, respectively, of the Company’s common stock shares at an exercise price of $1.26 per share. Based on the Black-Scholes option pricing model the Company recorded compensation expense, included in general and administrative, totaling $65,000 for these stock options.

     In consideration for legal and consulting services, the Company paid a minority shareholder approximately $27,000 and $59,000 during the three and six months ended January 31, 2003, respectively.

Liquidity and Capital Resources

     On December 23, 2002 the Company executed a letter of intent with YaYa LLC (“YaYa”), a Delaware limited liability company, to acquire a controlling interest in an entity to be formed by the Company and YaYa. Upon signing the letter of intent, the Company loaned YaYa $1,000,000 with an 8% per annum stated interest rate. As presently contemplated, when YaYa contributes its assets and liabilities to the new entity, the Company will contribute $3,000,000 in cash and cancel the $1,000,000 loan and any accrued interest. If the contemplated transaction is not consummated, the Company has the right to repayment upon seven days notice of $500,000 plus any accrued but unpaid interest, with the remaining principal and accrued interest balance due on July 15, 2003.

     The Company intends to fund its operating costs and merger and acquisition activities from its existing working capital resources, which are substantially in excess of its perceived current needs. However, it is possible that future merger and acquisition opportunities may require additional capital resources. Historically, the Company has provided for such requirements with financing from financial institutions and the sale of equity securities and will continue to consider such alternatives, if additional capital is required.

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

     Recurring operating costs primarily for payroll and payroll-related costs, legal retainers, accounting fees, directors’ fees and insurance decrease the Company’s working capital. Interest income and capital distributions from its investment in the unconsolidated restaurant should partially offset this effect. However, the operating agreement for the unconsolidated restaurant does not provide for guaranteed capital distributions. Therefore, future distributions from the Investee may not occur, even if the Investee is profitable.

Impact of Inflation

     The Company believes that inflation has not had a material impact on its operations.

Factors That May Affect Future Results

     The Company’s Board of Directors organized an “Advisory Committee” to seek, review and advise the Board on merger and acquisition candidates. The success of the Company is dependent on its ability to identify and consummate one or more mergers or acquisitions within its core strategy to expand into areas of interest in the gaming, entertainment, media and lifestyle industries.

     Risks of terror attacks including the effects of a war are likely to have far-reaching effects on economic activity in the United States for an indeterminate period. The long-term impact on the Company’s business and merger and acquisition activities cannot be predicted at this time but may be substantial.

Qualitative and Quantitative Disclosures About Market and Interest Rate Risk

     The Company is exposed to minimal market risks as its investment policy allows only short-term, high-rated securities. The Company does not hold or issue derivatives, derivative commodity instruments or other financial instruments, for trading purposes. At January 31, 2003, the Company’s cash and cash equivalents and U.S. treasury securities approximate their fair values due to the short-term nature of these instruments.

     During the next 12 months, the Company does not anticipate entering into financing arrangements which would expose it to interest rate risk.

Item 3. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     An evaluation was performed, as of January 31, 2003, under the supervision and with the participation of our management, including our President, Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were adequate as of January 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to January 31, 2003.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     See Part I “Note 5 – Litigation” of the Notes to Condensed Consolidated Financial Statements for information concerning material litigation involving the Company.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

99.1	Certification of Ronald J. Tassinari pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(b)    Reports on Form 8-K.

     On December 23, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5: a) the entering into a letter of intent with YaYa LLC (“YaYa”) to acquire a controlling interest in an entity to be formed by the Company and YaYa; and, b) a $1,000,000 loan to YaYa with cancellation or repayment provisions if the acquisition is or is not consummated.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANTAGE COMPANIES

Dated: March 3, 2003	By:	/s/ Ronald J. Tassinari Ronald J. Tassinari, President, Chief Executive Officer and Acting Chief Financial Officer

Dated: March 3, 2003	By:	/s/ Jeanne Hood Jeanne Hood, Director and Audit Committee Chairperson

CERTIFICATION

     I, Ronald J. Tassinari, President, Chief Executive Officer and Acting Chief Financial Officer of American Vantage Companies, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of American Vantage Companies;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

i.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated: March 3, 2003

/s/ Ronald J. Tassinari Ronald J. Tassinari, President, Chief Executive Officer and Acting Chief Financial Officer

INDEX TO EXHIBITS

Exhibits

99.1	Certification of Ronald J. Tassinari pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.