Form 10QSB
period 2003-04-30
AMERICAN VANTAGE COMPANIES
filed 2003-06-13
CIK 315428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[XX] Quarterly Report under Section 13 of 15(d) of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003
                                                 --------------

[  ]     Transition Report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

                  For the transition period from ____________ to _____________

                         Commission file number 0-10061


                           AMERICAN VANTAGE COMPANIES
        (Exact name of small business issuer as specified in its charter)


           Nevada                                             04-2709807
           ------                                             -----------
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                          Identification No.)

          7674 West Lake Mead Blvd., Suite 108, Las Vegas, Nevada,89128
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 227-9800
                                ----------------
                            Issuer's telephone number

                                 Not applicable
                               -----------------
             (Former name, former address and former fiscal year, if
                           changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares outstanding of the issuer's Common Stock at June 13, 2003 was 5,690,667.


         Transitional Small Business Disclosure Format:  [ ] YES  [X] NO


                                TABLE OF CONTENTS
                                -----------------


                                                                                                          PAGE
                                                                                                         ------

PART I - FINANCIAL INFORMATION

   Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Condensed Consolidated Balance Sheets as of April 30, 2003 (unaudited)
                and July 31, 2002                                                                          3
              Condensed Consolidated Statements of Operations for the Three and Nine Months
                Ended April 30, 2003 and 2002 (unaudited)                                                  4
              Condensed Consolidated Statements of Cash Flows for the Nine Months
                 Ended April 30, 2003 and 2002 (unaudited)                                                 5
              Notes to Condensed Consolidated Financial Statements for the Three and Nine
                 Months Ended April 30, 2003 and 2002 (unaudited)                                          6

   Item 2.  Management's Discussion and Analysis of Financial Position and Results of Operation            11

   Item 3.  Controls and Procedures                                                                        15


PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                              16

   Item 2.  Changes in Securities                                                                          16

   Item 3.  Defaults Upon Senior Securities                                                                16

   Item 4.  Submission of Matters to a Vote of Security Holders                                            16

   Item 5.  Other Information                                                                              16

   Item 6.  Exhibits and Reports on Form 8-K                                                               16


SIGNATURES                                                                                                 17


CERTIFICATIONS                                                                                             18


EXHIBIT INDEX
   EX-2.1
   EX-10.1
   EX-99.1
   EX-99.2
   EX-99.3


                                       2

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------

AMERICAN  VANTAGE  COMPANIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
APRIL  30,  2003  (UNAUDITED)  AND  JULY  31,  2002

                                                             APRIL 30,    JULY 31,
                                                               2003         2002
                                                           ------------- -----------
ASSETS
Current assets:

  Cash and cash equivalents                                 $ 6,181,000  $ 1,560,000

  U.S. treasury securities                                    2,876,000    7,785,000

  Accounts receivable                                           731,000

  Refundable income taxes                                       147,000    1,448,000

  Other                                                         348,000       63,000
                                                           ------------- -----------

                                                             10,283,000   10,856,000

Land held for development or sale                             3,544,000    3,544,000

Investments in unconsolidated investees                       1,568,000    1,615,000

Goodwill                                                      2,880,000

Furniture, equipment and other assets                           317,000        9,000
                                                           ------------- -----------

                                                            $18,592,000  $16,024,000
                                                           ============= ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable and other current liabilities            $   534,000  $    50,000

  Customer deposits                                             308,000

  Deferred income tax                                           113,000      139,000
                                                           ------------- -----------
                                                                955,000      189,000
                                                           ------------- -----------


Note payable                                                    523,000
                                                           ------------- -----------
Stockholders' equity:
  Preferred stock, $.01 par; 10,000,000 shares authorized;
    0 shares issued and outstanding
  Common stock, $.01 par; 10,000,000 shares authorized;
    5,690,667 and 4,865,856 shares issued and outstanding
    at April 30, 2003 and July 31, 2002, respectively            57,000       49,000


  Additional paid-in capital                                  4,909,000    3,324,000

  Retained earnings                                          12,148,000   12,462,000
                                                            ------------ -----------
                                                             17,114,000   15,835,000
                                                           ------------- -----------

                                                            $18,592,000  $16,024,000
                                                           ============= ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN  VANTAGE  COMPANIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
THREE  AND  NINE  MONTHS  ENDED  APRIL  30,  2003  AND  2002  (UNAUDITED)




                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   -------------------------- --------------------------
                                                    APRIL 30,       APRIL 30,    APRIL 30,     APRIL 30,
                                                        2003           2002        2003          2002
                                                   -------------- ----------- ------------ -------------
SALES AND SERVICES                                   $  113,000   $            $  113,000   $

COST OF SALES AND SERVICES                               55,000                    55,000
                                                   -------------- ----------- ------------ -------------


GROSS PROFIT                                             58,000            -       58,000             -
                                                   -------------- ----------- ------------ -------------


COSTS AND EXPENSES
  General and administrative                            335,000    1,045,000      747,000     2,066,000
  General and administrative - related parties           40,000       38,000      264,000       139,000
                                                   -------------- ----------- ------------ -------------


                                                        375,000    1,083,000    1,011,000     2,205,000

NON-OPERATING INCOME
  Equity in income of unconsolidated investees, net     193,000      137,000      363,000       198,000
  Interest, net                                          34,000       47,000      105,000       212,000
                                                   -------------- ----------- ------------ -------------


LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
   TAX BENEFIT                                          (90,000)    (899,000)    (485,000)   (1,795,000)

INCOME TAX BENEFIT                                       37,000      655,000      171,000       655,000
                                                   -------------- ----------- ------------ -------------


NET LOSS                                             $  (53,000)  $ (244,000)  $ (314,000)  $(1,140,000)
                                                   ============== =========== ============ ==============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED        $    (0.01)  $    (0.05)  $    (0.06)  $     (0.23)
                                                   ============== =========== ============ ==============


 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS                      5,005,000    4,866,000    4,911,000     4,866,000
                                                   ============== =========== ============ ==============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


AMERICAN  VANTAGE  COMPANIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
NINE  MONTHS  ENDED  APRIL  30,  2003  AND  2002  (UNAUDITED)




                                                                        2003          2002
                                                                    ------------  ------------

OPERATING ACTIVITIES
  Net cash provided by (used in) operating activities               $   603,000   $  (814,000)
                                                                    ------------  ------------


INVESTING ACTIVITIES
  Purchase of furniture and equipment                                   (23,000)
  Net proceeds from redemption of U.S. treasury bills, at maturity    4,909,000
  Advances to YaYa, LLC                                              (1,110,000)
  Direct acquisition costs, YaYa, LLC                                  (207,000)
  Capitalization of YaYa Media, Inc.                                     (1,000)
  Cash distribution from unconsolidated restaurant subsidiary           450,000       400,000
                                                                    ------------  ------------

  Net cash provided by investing activities                           4,018,000       400,000
                                                                    ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  4,621,000      (414,000)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                     1,560,000    11,565,000
                                                                    ------------  ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                         $ 6,181,000   $11,151,000
                                                                    ============  ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002 (UNAUDITED)




NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS  ACTIVITIES.  As  discussed  in  Note 2, on  April  16,  2003,
American Vantage Companies (the "Parent") acquired substantially all of the assets and business and certain of the liabilities of YaYa, LLC ("YaYa"). YaYa is an "end-to-end" interactive solutions provider, specializing in the creation and provision of advertiser-driven interactive games and marketing solutions. In addition to advertising applications, YaYa creates internet games for its clients to be utilized in employee-training programs and for internal communications solutions. YaYa Media, Inc. is a wholly-owned subsidiary of the Parent, formed specifically to acquire the YaYa assets, business and liabilities purchased and to continue YaYa's business and operations.

         INTERIM FINANCIAL INFORMATION. The consolidated financial statements include the accounts of the Parent and all of its controlled subsidiaries
(collectively, the "Company") from the date of their acquisition or creation. All intercompany accounts and transactions have been eliminated. The financial information for the three and nine months ended April 30, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted by the Securities and Exchange Commission under Item 310(b) of Regulation S-B. However, management believes the disclosures made are adequate for a fair presentation to ensure that the interim period financial statements are not misleading.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements (and notes thereto) for the year ended July 31, 2002, which are included in the Company's Form 10-KSB for the year then ended and from which the July 31, 2002 balance sheet information is derived, and the Form 8-K (Date of Report: April 16, 2003) concerning the acquisition of substantially all of the assets and business and certain liabilities of YaYa.

         Certain amounts as previously reported for the three and nine months ended April 30, 2002 have been reclassified to conform to the current presentation.

         REVENUE RECOGNITION. Licensing revenues from long-term contracts that include producing licensed custom software applications are generally recognized using the percentage-of-completion method, except when collectability is not reasonably assured in which case profit is realized using the installment method. The percentage of completion is determined based upon labor hours expended compared to total expected development hours. Development hours associated with the production of the core software is included in the measurement of the contract's progress toward completion as the software is customized. Hours contemporaneously expended for routine enhancements of the core software, however, are excluded from the calculation. Revenue from less significant or short-term arrangements to develop software modifications typically for recurring customers are generally recognized when the services are complete.

         Advisory service fees are recognized based on contract milestones as time is incurred. Licensing fee revenue is recognized ratably over the term of the license except that they are recognized immediately when the Company has no further services to provide to the licensee. Technical service fees are recognized ratably over the term of the contract.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002 (UNAUDITED)


         CONCENTRATIONS. As the Company's wholly owned subsidiary, YaYa Media, Inc. generates substantial revenue from relatively few contracts with certain companies, a decline in the size or number of these arrangements could adversely affect future operations.


NOTE 2 - YAYA, LLC ASSET PURCHASE

         Consideration paid in acquiring the YaYa assets, business and liabilities consisted of 824,811 shares of the Company's common stock and the assumption of liabilities totaling approximately $2,500,000, including loans aggregating $1,110,000 in principal amount made by the Company to YaYa in December 2002 and March 2003. The 824,811 shares of Company common stock were valued at $1.41 per share based on the closing price of the Company's common stock on April 16, 2003.

         The following table summarizes the allocated estimated fair value of YaYa's assets and liabilities at April 16, 2003 and calculates the resulting goodwill balance. Certain valuation assumptions are still being assessed by management. The goodwill calculation and measurement may be subject to refinement over the next fiscal year following the acquisition.


PURCHASE PRICE:
         Issuance of 824,811 shares of the Company's common stock (note 4)                  $ 1,163,000
         Pre-acquisition advances to YaYa, LLC, including $26,000 in accrued
           interest receivable                                                                1,136,000
         Cash capitalization of YaYa Media, Inc. (100% interest)                                  1,000
                                                                                     -------------------
Total purchase price                                                                          2,300,000

ACQUISITION DIRECT COSTS:
         Issuance of common stock options as investment banking fee (note 4)                    100,000
         Legal, accounting and other miscellaneous direct acquisition costs                     207,000
                                                                                     -------------------
Total costs                                                                                   2,607,000
                                                                                     -------------------

FAIR VALUE OF YAYA'S ASSETS AND LIABILITIES:
         Assets
                 Furniture and equipment                                                        207,000
                 Investments and other assets (including $64,000 in
                  identifiable intangibles)                                                     131,000
                 Current assets (including $818,000 in accounts receivable)                     836,000
                                                                                     -------------------
                                                                                              1,174,000
                                                                                     -------------------
         Liabilities
                 Note payable to YaYa, LLC members                                              523,000
                 Current liabilities                                                            924,000
                                                                                     -------------------

                                                                                              1,447,000
                                                                                     -------------------
Fair value of identifiable net liabilities assumed                                             (273,000)
                                                                                     -------------------
Goodwill (costs plus fair value of net liabilities assumed)                                  $2,880,000
                                                                                     ===================

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002 (UNAUDITED)


         The results of the operations of YaYa Media, Inc., combined on a pro forma basis with the operating results of the Company for the nine months ended April 30, 2003 and 2002 as if the companies had been combined at August 1, 2001, are not presented as the acquisition is not material.


NOTE 3 - INVESTMENTS IN UNCONSOLIDATED INVESTEES

         The Company, through a wholly owned subsidiary, has a 49% minority interest in an unconsolidated investee (the "Investee") that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip. The Company has no day-to-day management responsibilities in connection with the Investee and the Investee's operations. The Company excludes the accounts of the Investee and instead records its investment using the equity method of accounting subject to certain contractual adjustments until the Investee attains sustained profitability. The effect of the adjustments is that the Company has recognized 100% of the initial losses from the Investee's operations and its subsequent income and will continue to do so until the initial losses have been offset.

         The following summarizes the condensed balance sheet at April 30, 2003 and the statement of operations for the nine months ended April 30, 2003 (unaudited) of the Investee:


         Assets                                       $  1,875,000
         Liabilities                                       357,000
                                                      ------------

         Members' capital                             $  1,518,000
                                                      ============


         Revenues                                     $ 3,719,000
         Expenses                                       3,351,000
                                                      ------------
         Income from operations                       $   368,000
                                                      ============


         In addition, as a result of the YaYa asset acquisition, the Company, through YaYa Media, Inc., obtained a 50% non-controlling interest in an unconsolidated investee that has entered into an in-substance joint venture arrangement to create a promotional event called a video game touring festival. The Company has no capital requirement in connection with this joint venture and is not obligated to provide future financing of the activities. If after good faith efforts by the members, there are insufficient corporate sponsors to cover all costs and expenses of staging the initial event, the joint venture shall dissolve and liquidate, unless the members agree to the contrary.


NOTE 4 - STOCKHOLDERS' EQUITY

         Pursuant to the April 16, 2003 asset acquisition agreement among YaYa, YaYa Media, Inc. and the Company, the Company issued to YaYa 824,811 shares of the Company's common stock valued at $1.41 per share, based on the closing price of the Company's common stock on April 16, 2003.

         The Agreement provides for the Company's right to repurchase the 824,811 shares of common stock issued to YaYa as the acquisition consideration. This right is exercisable in the Company's sole discretion if YaYa Media fails to produce net income (determined without giving effect to any interest charges on the Company's prior loans to YaYa) for the period commencing on April 16, 2003 and terminating on April 30, 2004. The right is exercisable at the purchase price of $1.40 per share and is exercisable in whole or in part.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002 (UNAUDITED)


         YaYa and the Company also entered into a Voting Agreement, dated as of April 16, 2003. This agreement provides that YaYa will vote all of the shares of the Company's common stock that it owns, including the 824,811 shares YaYa acquired in the acquisition transaction, as directed by the Company's board of directors, except in connection with any (a) tender offer by a party other than YaYa or an affiliate of YaYa, (b) transaction which is subject to Rule 13e-3 promulgated under the Securities Exchange Act of 1934, as amended, or (c) merger involving the Company where, as a result of such merger, the then stockholders of the Company would, upon consummation of such merger, own less than 50% of the total voting power of the entity surviving such merger. The agreement further provides that it is terminable on the later of: (x) the day following the 20th consecutive trading day where the closing price of the Company's common stock exceeds $7.50 per share or (y) April 16, 2010.

         The closing of the acquisition transaction also resulted in the option previously granted to a director on July 12, 2002 to purchase up to 175,000 shares of the Company's common stock at $1.41 per share and the option previously granted to the Company's outside corporate counsel on July 12, 2002 to purchase up to 87,500 shares of the Company's common stock at $1.41 per share to each become fully exercisable. These options were granted as compensation for serving on the Company's special advisory group to the board of directors. The special advisory group was established on July 12, 2002 to identify, review and perform initial due diligence services of potential merger and acquisition candidates on behalf of the Company. The options have a ten year exercise term and a exercise price equal to the closing price of the common stock on July 12, 2002. Based on the Black-Scholes option pricing model, the Company initially capitalized approximately $365,000 as prepaid acquisition/investment fee costs. As a result of the YaYa acquisition, the Company reclassified $100,000 or approximately 4% of the overall purchase price of these capitalized prepaid acquisition/investment fee costs as direct costs of the acquisition.

         On October 25, 2002, the Company granted to certain directors non-qualified stock options to purchase 65,000 shares of the Company's common stock at an exercise price of $1.26 per share. The options were granted as compensation for serving on the Company's Board or as a Board Committee Chair. Based on the Black-Scholes option pricing model, the Company recorded compensation expense, included in general and administrative as directors fees expense, totaling $65,000 for these stock options.


NOTE 5 - CONTINGENCIES AND SUBSEQUENT EVENTS

         LITIGATION. In connection with the premature termination of the Company's contracts to provide consulting services to an Indian gaming enterprise, the Company brought a civil action against the Table Mountain Tribe (the "Tribe"). The lawsuit seeks to recover payments totaling $3,150,000 due under one of the agreements and $790,000 under another. The Company also seeks interest, court costs and additional unspecified and to-be-determined consulting fees that would have been due during the remainder of the consulting contract term.

         In October 2002, the Company was successful in its appeal, and the California Superior Court of Appeals reversed a California Superior Court order dismissing the case for lack of jurisdiction. The California Supreme Court subsequently denied the Tribe's petition to review that appellate decision. In May 2003, the Tribe filed a Writ of Certiorari with the United States Supreme Court, who will decide in the next few months whether or not to hear the Tribe's appeal.

         In April 2003, the Tribe filed a motion to dismiss the case based on its assertion that its contracts with the Company were not properly authorized by Tribal authorities, and thereby did not constitute a valid waiver of the Tribe's sovereign immunity to suit. In May 2003, the California Superior Court determined that the Company was entitled to discovery on the sovereign immunity issue, and after such discovery, the California Superior Court would conduct further proceedings on the sovereign immunity issue in August 2003.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002 (UNAUDITED)



         If the California Superior Court determines that the Tribe has waived its sovereign immunity, and allows the case to further proceed on the merits, the Tribe may re-file a counterclaim that was previously dismissed. The counterclaim asserted that the contracts were invalid and sought restitution of fees previously paid the Company relating to the contract.

         Since the Company is unable to determine its losses, if any, should the Tribe`s counterclaim be successful, no accounting recognition has been given to these matters in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATION
         ----------------------------------------------------------------------

         The following  discussion  and analysis  should be read in  conjunction
with  the  condensed   consolidated  financial  statements  and  notes  included
elsewhere in this report.


STATEMENT ON FORWARD-LOOKING STATEMENTS

         In addition to historical information, this report contains certain forward-looking statements. Such statements include those concerning American Vantage Companies and its controlled subsidiaries (collectively, the "Company") expected financial performance and its strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. Although management believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management and federal and state regulation of the restaurant industry, any unforeseen change in the markets for advertising applications or computer and internet "gaming", domestic and global economic conditions and changes in federal and state tax laws or the administration of such laws. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this report is filed, and that may have an effect on the Company's overall performance.


RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2003, COMPARED WITH THE THREE AND NINE MONTHS ENDED APRIL 30, 2002

         SALES AND SERVICES. On April 16, 2003, the Company acquired substantially all of the assets and business and certain of the liabilities of YaYa, LLC ("YaYa"). YaYa is an "end-to-end" interactive solutions provider, specializing in the creation and provision of advertiser-driven interactive games and marketing solutions. In addition to advertising applications, YaYa creates internet games for its clients to be utilized in employee-training programs and for internal communications solutions. YaYa Media, Inc. is a wholly-owned subsidiary of the Company which was formed specifically to assume the YaYa assets, business and liabilities and to continue YaYa's business and operations. YaYa generates revenue from relatively few contracts with certain Fortune 1000 companies. The results of operations for YaYa Media, Inc. from April 16, through April 30, 2003, are included in the following discussions.

         COSTS AND EXPENSES. General and administrative expenses decreased $708,000 or 65.4% for the three months ended April 30, 2003 from those expenses in 2002, and decreased $1,193,000 or 54.1% for the nine months ended April 30, 2003 from those expenses in 2002 primarily due to the fiscal year 2002 corporate restructuring program to downsize and minimize corporate overhead.

         During the three and nine months ended April 30, 2003, the Company incurred payroll and payroll-related costs totaling $180,000 and $308,000, respectively, as compared to $331,000 and $928,000 for the same respective periods ended April 30, 2002. Although fiscal year 2003 payroll costs decreased overall due to the fiscal year 2002 restructuring program, this decrease was offset by the April 2003 hiring of the Company's Chief Accounting Officer and $66,000 relating to YaYa Media, Inc. general and administrative expenses.

         The decrease in payroll and payroll-related costs for the period ended April 30, 2003 were also partially offset by increased accounting fees. Under the direction of the Chief Executive Officer, during August 2002 to April 2003, the Company outsourced its internal accounting and financial reporting functions resulting in $15,000 and $63,000 of accounting fees expense for the three and nine month periods, excluding amounts paid to its independent auditor.

         Consulting fees for the three and nine months ended April 30, 2002 totaled $2,000 and $62,000, respectively as compared to $234,000 and $284,000 for the same respective periods ended April 30, 2002. The 2002 consulting fees were principally paid to investment advisors for due diligence relating to potential acquisition candidates.

         Legal fees decreased $256,000 and $350,000 for the three and nine months ended April 30, 2003 as compared to the same respective periods ended April 30, 2002. The 2002 legal expenses were primarily related to legal fees, due diligence and other related services rendered in connection with the Company's ongoing merger and acquisition efforts. Legal fees for the three and nine months ended April 30, 2003 totaled $73,000 and $198,000, respectively, and primarily related to monthly retainers for general SEC and corporate matters, and the Tribe litigation.

         Rental expense for the three and nine months ended April 30, 2002 totaled $28,000 and $84,000, respectively. During May 2002, the Company terminated its month-to-month lease for its former executive offices. The Company does not pay a monthly rent for its current executive offices nor is there an agreement between the parties for any future monthly rental. The fair value of the Company's current arrangement is not material. However, the Company is now seeking new executive office space that will result in rental expense charges being incurred. YaYa's executive office, located in Los Angeles, California and its satellite sales office in New York City incur monthly rental charges of $11,000 and $3,000, respectively.

         On October 25, 2002, the Company granted to Jeanne Hood, Steven G. Barringer and Stephen K. Bannon, non-qualified stock options to purchase 20,000, 20,000 and 25,000, respectively, of the Company's common stock shares at an exercise price of $1.26 per share. The options were granted as compensation for serving on the Company's Board or as a Board Committee Chair. Based on the Black-Scholes option pricing model, the Company recorded compensation expense, included in general and administrative-related parties as directors fees expense, totaling $65,000 for these stock options.


APPLICATION OF CRITICAL ACCOUNTING POLICIES

         PRINCIPALS OF CONSOLIDATION. The Company, through a wholly owned subsidiary, has a 49% minority interest in an unconsolidated investee that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip. The Company is involved in long-term strategic planning, but has no day-to-day management responsibilities in connection with the Investee and the Investee's operations. The Company excludes the accounts of the Investee and instead records its investment using the equity method of accounting subject to certain contractual adjustments until the Investee attains sustained profitability. The effect of the adjustments is that the Company has recognized 100% of the initial losses from the Investee's operations and its subsequent income and will continue to do so until the initial losses have been offset.

         REVENUE RECOGNITION. Licensing revenues from long-term contracts that include producing licensed custom software applications are generally recognized using the percentage-of-completion method, except when collectability is not reasonably assured in which case profit is realized using the installment method. The percentage of completion is determined based upon labor hours expended compared to total expected development hours. Development hours associated with the production of the core software is included in the measurement of the contract's progress toward completion as the software is customized. Hours contemporaneously expended for routine enhancements of the core software, however, are excluded from the calculation. Revenue from less significant or short-term arrangements to develop software modifications typically for recurring customers are generally recognized when the services are complete.

         Advisory service fees are recognized based on contract milestones as time is incurred. Licensing fee revenue is recognized ratably over the term of the license except that they are recognized immediately when the Company has no further services to provide to the licensee. Technical service fees are recognized ratably over the term of the contract.

SIGNIFICANT RELATED PARTY TRANSACTIONS

         Non-employee directors received $20,000 and $60,000, for the three and nine months ended April 30, 2003, respectively, for serving on the Board of Directors of the Company. In addition to a quarterly director's fee, a director was also paid $0 and $60,000 for consulting services provided during the three and nine months ended April 30, 2003, respectively.

         The closing of the YaYa acquisition resulted in the options previously granted to Stephen K. Bannon on July 12, 2002, to purchase up to 175,000 shares of the Company's common stock at $1.41 per share and the option previously granted to Jay H. Brown on July 12, 2002, to purchase up to 87,500 shares of the Company's common stock at $1.41 per share to each become fully exercisable. Mr. Bannon is the Vice-Chairman of the board of directors and Mr. Brown is outside corporate counsel and the beneficial owner of more than 5% of the Company's common stock.

           These options were granted as compensation for future and past services while serving on the Company's special advisory group to the board of directors. The special advisory group was established on July 12, 2002, to identify, review and perform initial due diligence services of potential merger and acquisition candidates on behalf of the Company. The options have a ten-year exercise term and a exercise price equal to the closing price of the common stock on July 12, 2002. Based on the Black-Scholes option pricing model, the Company initially capitalized approximately $365,000 as prepaid acquisition/investment fee costs. As a result of the YaYa acquisition, the Company reclassified $100,000 or approximately 4% of the overall purchase price of these capitalized prepaid acquisition/investment fee costs as direct costs of the acquisition.

         As compensation for serving on the Company's board or as a board committee chair, on October 25, 2002, the Company granted to Jeanne Hood, Steven
G. Barringer and Stephen K. Bannon, non-qualified stock options to purchase 20,000, 20,000 and 25,000 shares, respectively, of the Company's common stock each at an exercise price of $1.26 per share. Based on the Black-Scholes option pricing model, the Company recorded compensation expense, included in general and administrative-related parties, totaling $65,000 in connection with granting these stock options.

         In addition to the options granted to attorney Jay H. Brown for his services on the Company's special advisory group, as consideration for legal and consulting services, the Company also paid him approximately $15,000 and $74,000 during the three and nine months ended April 30, 2003, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         A portion of the consideration paid in acquiring YaYa assets, business and liabilities included loans aggregating $1,110,000 in principal amount made by the Company to YaYa in December 2002 and March 2003. Cash outflows for direct acquisition costs related to legal, accounting and other costs totaled approximately $207,000. The Company funded the loans and direct acquisition costs of the Company's acquisition of YaYa from its existing working capital resources. Principal and interest payments on the long-term debt assumed in the YaYa acquisition may only be paid from available cash resources generated from YaYa Media, Inc. revenues after settlement of YaYa Media, Inc.'s other current liabilities and operating expenses.

         The Company intends to continue funding its operating costs and merger and acquisition activities from its existing working capital resources, which are substantially in excess of its perceived current needs. However, it is possible that future merger and acquisition opportunities may require additional capital resources. Historically, the Company has provided for such requirements with financing from financial institutions and the sale of equity securities. The Company will continue to consider such alternatives, if additional capital is required.

         Prior to fiscal year end July 31, 2002, the Company's board of directors determined that it was in the Company's best interests to downsize and minimize corporate overhead. As a result of such a determination, a corporate restructuring program was implemented which resulted in the termination of all employees (except the President and Chief Executive Officer) in an effort to lower ongoing salaries and general and administrative expenses. Until April 2003, internal accounting and financial reporting functions were outsourced but remained under the direction of the President and Chief Executive Officer. On April 16, 2003, the Company hired a Chief Accounting Officer to manage these functions.

         During the three and nine months ended April 30, 2003 the Company has received capital distributions from its unconsolidated restaurant Investee totaling $150,000 and $450,000, respectively.

         Recurring operating costs primarily for payroll and payroll-related costs, legal retainers, accounting fees, directors' fees and insurance decrease the Company's working capital. Interest income and capital distributions from its investment in the unconsolidated restaurant should partially offset this effect. However, the operating agreement for the unconsolidated restaurant does not provide for guaranteed capital distributions. Therefore, future distributions from the Investee may not occur, even if the Investee is profitable.


IMPACT OF INFLATION

         The Company believes that inflation has not had a material impact on its operations.


FACTORS THAT MAY AFFECT FUTURE RESULTS

          The Company's board of directors organized a "special advisory group" to seek, review and advise the board on merger and acquisition candidates. The success of the Company is dependent on its ability to identify and consummate one or more mergers or acquisitions within its core strategy to expand into areas of interest in the gaming, entertainment, media and lifestyle industries.

         At April 30, 2003, YaYa Media, Inc. incurred an operating loss of $46,000. To mitigate these losses, YaYa Media, Inc. decreased its pre-acquisition staffing levels and reduced certain other operating expenses. However, there is no assurance that, combined with an anticipated expansion of YaYa Media, Inc.'s existing product and service lines and customer base, these efforts will result in future profitable operations and positive cash flows.

         Risks of terror attacks including the effects of a war are likely to have far-reaching effects on economic activity in the United States for an indeterminate period. And as such, the long-term impact on the Company's business and merger and acquisition activities from future terrorist acts cannot be predicted at this time but could be substantial.


QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET AND INTEREST RATE RISK

         The Company is exposed to minimal market risks as its investment policy allows only short-term, high-rated securities. The Company does not hold or issue derivatives, derivative commodity instruments or other financial instruments, for trading purposes. At April 30, 2003, the Company's cash and cash equivalents and U.S. treasury securities approximate their fair values due to the short-term nature of these instruments.

         During the next 12 months, the Company does not anticipate entering into financing arrangements which would expose it to interest rate risk.

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         An  evaluation  was  performed,   as  of  April  30,  2003,  under  the
supervision and with the participation of our management, including our President, Chief Executive Officer and Acting Chief Financial Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were adequate as of April 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to April 30, 2003.

PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         See Part I "Note 5 - Contingencies and subsequent  events" of the Notes
to  Condensed   Consolidated   Financial   Statements  for  current  information
concerning material litigation involving the Company.


ITEM 2.  CHANGES IN SECURITIES
------------------------------

         In connection with the Company's acquisition of the assets and liabilities of YaYa, LLC, the Company issued to YaYa, LLC 824,811 shares of the Company's common stock. These securities were issued in a transaction the Company believes was exempt from the registration requirements of the Securities Act of 1933 pursuant to the provisions of Section 4(2) of the Securities Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None.


ITEM 5.  OTHER INFORMATION
---------------------------

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

(a)      Exhibits


2.1      Asset Purchase Agreement, dated as of April 16, 2003, among YaYa, LLC, American Vantage
         Companies and YaYa Media, Inc.  (1)
10.1     Voting Agreement, dated as of April 16, 2003, among YaYa, LLC and American
         Vantage Companies.  (1)
99.1     Certification  of Ronald J.  Tassinari  pursuant  to 18 U.S.C.  Section  1350,  as  adopted pursuant  to  Section  906 of the Sarbanes-Oxley Act of 2002.  *
99.2     Certification  of  Anna  M.  Morrison  pursuant  to 18  U.S.C.  Section  1350,  as  adopted pursuant  to  Section  906 of the Sarbanes-Oxley Act of 2002.  *
99.3     Press Release, dated and disseminated on April 16, 2003  (1)


-------------------------
* Filed herewith.

(1) Incorporated by reference from the Company's Current Report on Form 8-K filed on April 16, 2003.

(b)  Reports on Form 8-K.

         On April 16, 2003, the Company filed a Current Report on Form 8-K under
Item 2 reporting the Company's acquisition of substantially all of the assets and business and certain of the liabilities of YaYa, LLC.

                                   SIGNATURES





         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          AMERICAN VANTAGE COMPANIES

Dated:   June 13, 2003                    By: /S/  Ronald J. Tassinari
                                             -----------------------------------
                                              Ronald J. Tassinari,
                                              President, Chief Executive Officer
                                              and Acting Chief Financial Officer





Dated:   June 13, 2003                    By: /S/  Anna M. Morrison
                                              ----------------------------------
                                              Anna M. Morrison,
                                              Chief Accounting Officer

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

     ii. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

     ii.  Presented  in  this  quarterly   report  my   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

     i. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:   June 13, 2003

                                              /S/  Ronald J. Tassinari
                                          --------------------------------------
                                          Ronald J. Tassinari,
                                          President, Chief Executive Officer and
                                          Acting Chief Financial Officer

                                  CERTIFICATION


     I,  Anna  M.  Morrison,   Chief  Accounting  Officer  of  American  Vantage
Companies, certify that:

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

          ii.  Evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

          iii. Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

          i. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:   June 13, 2003

                                                       /S/  Anna M. Morrison
                                                      -------------------------
                                                      Anna M. Morrison,
                                                      Chief Accounting Officer