Form 10KSB
period 2003-07-31
AMERICAN VANTAGE COMPANIES
filed 2003-10-29
CIK 315428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                     For the fiscal year ended July 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission File Number 0-10061

                           AMERICAN VANTAGE COMPANIES
                 (Name of small business issuer in its charter)

           Nevada                                             04-2709807
           ------                                            -----------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)

        4735 S. Durango Dr., Suite 105, Las Vegas, Nevada          89147
        -------------------------------------------------          -----
             (Address of principal executive offices)            (zip code)

Issuer's telephone number: (702) 227-9800

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

         State issuer's revenues for its most recent fiscal year.  $576,000
                                                                   --------

         The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, computed by reference to the closing sale price of $1.883 for the Company's Common Stock, as reported by The NASDAQ Stock Market, Inc. on October 24, 2003 was approximately $9,842,000 (assuming for purposes of such calculation that all executive officers and directors of the issuer are affiliates and no other persons are affiliates of the issuer).

         The number of shares outstanding of the issuer's Common Stock at October 24, 2003 was 5,690,667.

Transitional Small Business Disclosure Format (check one): YES    No   X
                                                              ---    -----


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

RECENT DEVELOPMENTS

         On April 16, 2003, American Vantage Companies (the "Company" or "Parent") acquired substantially all of the assets and business and certain of the liabilities of YaYa, LLC ("YaYa"). YaYa is an "end-to-end" interactive solutions provider, specializing in the creation and provision of advertiser-driven interactive games and marketing solutions. In addition to advertising applications, YaYa creates internet games for its clients to be utilized in employee-training programs and for internal communications solutions. YaYa Media, Inc. ("YaYa Media") is a wholly-owned subsidiary of the Parent, formed specifically to acquire the YaYa assets, business and liabilities purchased and to continue YaYa's business and operations.

         The Company is continuing to review opportunities with the goal of maximizing its resources in order to increase stockholder values. The Company believes that any increase in stockholder values will be obtained through the acquisition of other ongoing operations or through the Company entering into one or more businesses. The Company may sell certain of its assets in order to provide additional cash resources sufficient to effectuate its merger and acquisition strategy.

         The Company is continuing to pursue legal remedies related to its casino consulting contract that was prematurely terminated. See "Item 1 - Table Mountain Casino".


DEVELOPMENT OF BUSINESS

         The Company was incorporated in Nevada in 1979 under the name Western Casinos, Inc. The Company changed its name to American Casino Enterprises, Inc. in 1979 and then changed its name to American Vantage Companies in March 1997. The Company was originally formed to engage in the business of recreational and leisure time activities, including casino gaming. In January 1991, the Company completed the purchase of all of the capital stock of Millerton Games, Inc., which held a management consulting contract with Table Mountain Casino. Table Mountain Casino is a tribal gaming enterprise located on a Federal Indian Rancheria in Friant, California (the "Table Mountain Casino")

         The Company had been engaged in providing gaming consulting services to Table Mountain Casino until May 1999 when its contract to provide consulting services to the Table Mountain Casino was prematurely terminated by the Table Mountain Band of Indians (the "Table Mountain Tribe") following a change in the tribal government. See "Item 1. Description of Business - Table Mountain Casino."

         In February 1999, Vantage Bay Group, Inc. ("Vantage Bay"), a wholly-owned subsidiary of the Company, purchased a 49% interest in the Border Grill (the "Border Grill"), to develop a restaurant located in the Mandalay Bay Hotel and Casino in Las Vegas, Nevada. The restaurant opened in June 1999. See "Item 1. Description of Business - Border Grill Restaurant."

         In May 1999, Sitka Restaurant Group, Inc. ("Sitka"), a majority-owned subsidiary of the Company, opened the WCW Nitro Grill (the "WCW Nitro Grill"), a themed restaurant, in the Excalibur Hotel and Casino (the "Excalibur") in Las Vegas, Nevada. The Company closed the WCW Nitro Grill in September 2000. See "Item 1. Description of Business - WCW Nitro Grill Restaurant."

         All references herein to the Company refer to the Company and its subsidiaries on a consolidated basis, unless the context otherwise indicates. The Company's principal executive offices are located at 4735 S. Durango Dr., Suite #105, Las Vegas, Nevada, 89147, and its telephone number is (702) 227-9800.

TABLE MOUNTAIN CASINO

         On February 1, 1996, the Company entered into a termination agreement (the "Termination Agreement") with the Table Mountain Tribe terminating the Company's 1993 consulting agreement (the "1993 Agreement") and simultaneously entering into a new consulting agreement (the "1996 Agreement"). Under the conditions of the Termination Agreement, commencing February 1, 1996, the Table Mountain Tribe was required to pay the Company 48 monthly installments of $350,000 in consideration for termination of the 1993 Agreement. However, no payment was required for any month in which the net income of the Table Mountain Casino did not equal or exceed $1 million. The term of the Termination Agreement was to be automatically extended by one month for each month that no payment was required thereunder, up to a maximum of 12 months.

         The 1996 Agreement required that the Company consult and provide technical assistance, training and advice to the Table Mountain Tribe concerning all matters relating to the operation and business activities of the Table Mountain Casino, including, but not limited to, organization and administration, planning and development, gaming activities, internal controls and accounting procedures, cage operations, engineering and maintenance, housekeeping, human resources, management information services, marketing and advertising, purchasing, surveillance, security and food and beverage operations. The 1996 Agreement was amended in both June 1997 and October 1997. The term of the 1996 Agreement, as amended, was to expire on June 30, 2000. For its services under the 1996 Agreement, as amended, the Company was to receive minimum monthly payments of $50,000. The Table Mountain Tribe was also required to pay the Company additional monies for certain increments of monthly Table Mountain Casino net income in excess of the first $1.5 million of net revenue from the operations of Table Mountain Casino.

         On May 20, 1999, the Company received formal written notice from the newly elected tribal government, that the Table Mountain Tribe had unilaterally terminated the Company's contract to provide consulting services to the Table Mountain Casino, and ceased payments on the 1996 Agreement and Termination Agreement.

         In June 1999, the Company brought a civil action in the United States District Court, Eastern District of California, Fresno Division (the "District Court") against the Table Mountain Tribe for breach of the Company's contracts with the Table Mountain Tribe. The lawsuit seeks to recover payments totaling $3,150,000 due under the Termination Agreement and an award of $790,000, which represents only the base fees due under the 1996 Agreement. The Company also seeks interest, court costs and additional unspecified and "to be determined" consulting fees that would have been due during the remainder of the consulting term.

         The Table Mountain Tribe filed a counterclaim against the Company claiming the consulting contracts are invalid for several reasons and requesting restitution for all consulting fees paid to the Company during the period of the contracts.

         In September  2000, an order was filed by District  Court Judge Anthony
W. Ishii who dismissed the Company's claims against the Table Mountain Tribe due to the District Court's lack of subject matter jurisdiction. The order also dismissed the Table Mountain Tribe's counterclaim against the Company. The District Court made no ruling on the merits of the action. The Company appealed the order of the District Court to the Ninth Circuit Court of Appeals, which upheld the District Court's dismissal.

         In December 2000, the Company filed a virtually identical suit against the Table Mountain Tribe in the Fresno County Superior Court of the State of California. In April 2001, an order was filed by Superior Court Judge Stephen J. Kane who dismissed the Company's civil action for lack of subject matter jurisdiction based on the Superior Court's determination that federal law completely preempts the field of Indian gaming. The Superior Court, however, made no ruling on the merits of the action.

          In July 2001, the Company filed an appeal with the California State Court of Appeals, Fifth District. In October 2002, the California Court of Appeals reversed the April 2001 order of dismissal. Both the California Supreme Court and the United States Supreme Court subsequently denied the Table Mountain Tribe's petition to review that appellate decision.

         In April 2003, with the case remanded back to the Fresno County Superior Court, the Table Mountain Tribe filed a motion to dismiss the case based on the Table Mountain Tribe's assertion that its contracts with the Company were not properly authorized by tribal authorities, and thereby did not constitute a valid waiver of the Table Mountain Tribe's sovereign immunity. In May 2003, the Fresno County Superior Court determined that the Company was entitled to discovery on the sovereign immunity issue, and only after such discovery would the Fresno County Superior Court conduct further proceedings on the sovereign immunity issue.

         As of October 24, 2003, the Company and the Table Mountain Tribe continue to conduct discovery proceedings. The Fresno County Superior Court will likely conduct further proceedings on the sovereign immunity issue by the end of December 2003.

         Since the Company is unable to determine its losses, if any should the Tribe's counterclaim be successful, no accounting recognition has been given to the matter in the accompanying financial statements.


BORDER GRILL RESTAURANT

         On November 12, 1998, Vantage Bay entered into an operating agreement (the "Operating Agreement") with TT&T, LLC ("TT&T") to develop a restaurant named the Border Grill in the Mandalay Bay Hotel and Casino in Las Vegas, Nevada. The Operating Agreement provides that Vantage Bay, in exchange for a 49% interest in the Nevada limited liability company that owns Border Grill, contribute $251,000 upon the execution of the Operating Agreement and, thereafter, contribute further capital up to an aggregate of $2,750,000, all of which had been contributed by the Company prior to July 31, 2000, to fund the development of the restaurant subject to the terms and conditions of the Operating Agreement. Vantage Bay also agreed to loan to TT&T up to $175,000 for development and operation of the restaurant. The Company further agreed to guarantee all payments due from Vantage Bay to TT&T. The Border Grill opened on June 17, 1999. The Company has no day-to-day management responsibility in connection with the restaurant or the limited liability company. Since commencement of Border Grill's operations, with this investment, the Company has received periodic distributions. Such distributions totaled $800,000 and $650,000 during the fiscal years ended July 31, 2003 and 2002, respectively.


WCW NITRO GRILL RESTAURANT

         On November 12, 1998, Sitka entered into a license agreement (the "License Agreement") with World Championship Wresting, Inc. ("WCW") to develop one or more themed restaurants to be named the WCW Nitro Grill. The Company agreed to guarantee all payments due from Sitka to WCW.

         On May 17, 1999, the first WCW Nitro Grill opened in the Excalibur. On September 28, 2000, the Company announced its closing of the WCW Nitro Grill effective September 30, 2000 due to adverse historical operating results. In connection with the WCW Nitro Grill, the Company recorded, for the fiscal year ended July 31, 2002 income from discontinued restaurant operations of $34,000, net of income tax benefit totaling $18,000.


YAYA MEDIA, INC.

         GENERAL. On April 16, 2003, the Company acquired substantially all of the assets and business and certain of the liabilities of YaYa. Consideration paid in acquiring the YaYa assets, business and liabilities consisted of 824,811 shares of Company common stock and the assumption of liabilities totaling approximately $2,500,000, including loans aggregating $1,110,000 in principal amount made by the Company to YaYa, in December 2002 and March 2003. The 824,811 shares of Company common stock were valued at $1.41 per share based on the closing price of Company common stock on April 16, 2003. YaYa Media, a wholly-owned subsidiary of the Company, was formed specifically to acquire the YaYa assets, business and liabilities purchased and to continue YaYa's business and operations.

         SERVICES. YaYa Media is an "end-to-end" interactive solutions provider. Individual projects are initiated through advisory services that can lead to a production engagement, followed by ongoing technology support. All three services are part of an overall strategic plan focused on the development of innovative training, marketing, and/or communications solutions for YaYa Media's clients. Intrinsic to certain of its marketing strategies is the creation and provision of specialized Web- or CD-based interactive games. In addition to advertising applications, YaYa Media also creates internet games to be utilized in its client's employee-training programs and for internal communications solutions.

         Subsequent to April 16, 2003, YaYa generated revenues totaling $576,000, consisting of $422,000 for advisory services, $64,000 for development of custom software products and $90,000 for hosting and reporting services provided to its clients. YaYa Media revenues are generated from relatively few contracts with primarily Fortune 1000 companies. A decline in the size or number of these arrangements could adversely affect future operations.

         INTERNAL LABOR AND INDEPENDENT CONTRACTORS. YaYa Media employees provide the strategic advisory services, solution ideation, creative development, and project management of YaYa Media-developed interactive games production. YaYa Media employees also provide the planning and management of follow-on technology support. Certain game production services and advisory services require specialized technical expertise that is generally outsourced to independent contractors on a project-specific basis. Until June 2003, YaYa Media also provided its clients with web hosting, data extraction and reporting through YaYa Media-developed data capture technology and internally-owned hardware. These services were subsequently outsourced to various outside parties. YaYa Media is not dependent upon any single outsource party and believes there are numerous companies readily available to provide services to YaYa Media.

         COMPETITION. YaYa Media's primary competition derives from other games-based interactive solution developers. Most are of similar size or smaller than YaYa Media and no company has established a dominant position in the field. Two of YaYa Media's primary sources of differentiation are its ability to engage its clients at a very early stage through its strategic advisory services and deliver deeply branded, highly customized interactive solutions rather than `light' rebranding of an off-the-shelf product.

         TRADEMARKS AND PATENTS. YaYa Media holds various trademarks or patents that relate primarily to development of its Consumer Dialog Technology ("CDT"). CDT provides an integrated application to track and measure consumer involvement during game play. YaYa Media clients use the extracted data to supplement or direct their product marketing strategies. As discussed above, during June 2003, YaYa Media discontinued its internal support of this product.


EMPLOYEES

         As of October 24, 2003, the Company has 15 employees. The Parent has two employees, its President and Chief Executive Officer and Chief Accounting Officer. YaYa employees include a chief executive officer, chief operating officer and chief financial officer, chief technology officer and other production and administrative staff.


ITEM 2.  DESCRIPTION OF PROPERTY
-------  -----------------------

         During the fiscal year ending July 31, 2003 and through September 30, 2003, the Company's executive offices were located in approximately 1,000 square feet of shared office space at 7674 West Lake Mead Blvd., Suite 108, Las Vegas, Nevada 89128. The Company did not pay a monthly rent for use of the premises nor was there an agreement for any future payments. The fair value of the Company's office space arrangement is believed not to be material.

         Effective October 1, 2003, the Company relocated its executive offices to approximately 1,500 square feet of office space at 4735 S. Durango Dr., Suite #105, Las Vegas, Nevada, 89147. The lease agreement provides for a monthly lease amount of approximately $2,300 and expires on August 31, 2007.

         YaYa's executive offices are located in approximately 4,600 square feet of office space at 12300 Wilshire Blvd., Suite #400, Los Angeles, California, 90025. The month-to-month lease agreement provides for a monthly lease amount of approximately $10,500. YaYa also has a satellite sales office with approximately 1,000 square feet of office space at 333 Hudson Street, Suite #104, New York City, New York, 10013. The New York City office month-to-month lease agreement provides for a monthly lease amount of approximately $3,000.

         In May 1997, the Company acquired approximately 40 acres of undeveloped land in North Las Vegas, Nevada for approximately $3,500,000 in cash. During September 2003, the Company entered into an "Agreement for Purchase and Sale of Real Property and Escrow Instructions" (the "Property Agreement") with a national home building company ("Buyer") contemplating the sale by the Company of the approximately 40 acres of undeveloped land. The Property Agreement provides for a $7,000,000 purchase price with the Buyer responsible for the real estate broker commission fees. The Buyer may terminate the transaction at any time prior to December 4, 2003 for any reason and on or prior to December 31, 2003 if the Buyer is unable to obtain approval of the Buyer's "tentative map" by the applicable zoning authorities.


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         For a discussion of the Company's litigation with the Table Mountain Tribe see "Item 1. Description of Business - Table Mountain Casino".

         Neither the Company nor any of its subsidiaries is a party to any other material legal proceeding, nor to the Company's knowledge is any litigation threatened against the Company or its subsidiaries.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

         An Annual Meeting of Stockholders of the Company was held on July 18, 2003 to consider and act upon the following matters: (i) to elect Stephen K. Bannon and Randolph C. Read as Class B directors of the Company to serve for the ensuing three years or until their successors are duly elected and qualified;
(ii) to consider and act upon a proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock to 100,000,000 from 10,000,000; (iii) to consider and act upon a proposal to amend the Company's Articles of Incorporation to include provisions concerning a classified Board of Directors; (iv) to consider and act upon a proposal to approve the Company's 2003 Equity Incentive Plan; and (v) to consider and act upon a proposal submitted by a stockholder of the Company.

         The holders of 5,690,667 shares of Common Stock of the Company were entitled to vote at the meeting, of which 5,400,613 shares of common stock were represented in person or by proxy. The stockholders voted as follows with respect to the:

o        Election of Class B Directors to terms expiring in 2006 --

                            Name             For            Withheld Authority
                            ----             ---            ------------------

                  Stephen K. Bannon       5,207,758               192,855
                  Randolph C. Read        5,339,273                61,340

o 4,910,214 shares in favor, 487,761 shares against, and 2,638 shares abstaining for the resolution ratifying the amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock to 100,000,000;

o 2,530,873 shares in favor, 1,365,230 shares against, and 1,005 shares abstaining for the resolution to amend the Company's Articles of Incorporation to create a classified Board of Directors;

o 2,292,161 shares in favor, 1,604,608 shares against, and 339 shares abstaining for the resolution ratifying the Company's proposed 2003 Equity Incentive Plan.

         The stockholder proposal was withdrawn by the stockholder prior to the Annual Meeting. No agreement was entered into with the stockholder in connection with the withdrawal of his proposal.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------   ----------------------------------------------------------------------

COMMON STOCK PRICES

         The Company's common stock is traded on the NASDAQ SmallCap Stock Market under the symbol "AVCS".

         The following table sets forth the range of high and low closing bid prices of the Company's common stock for each quarterly period indicated, as quoted on the NASDAQ SmallCap Market. The prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

Period                                                                          High Bid        Low Bid
-------------------------------------------------------------------------------------------------------
Fiscal 2002

         First Quarter (August 1, 2001 - October 31, 2001)                      $1.78            $1.11
         Second Quarter (November 1, 2001 - January 31, 2002)                   $1.89            $1.02
         Third Quarter (February 1, 2002 - April 30, 2002)                      $2.50            $1.46
         Fourth Quarter (May 1, 2002- July 31, 2002)                            $1.78            $1.30

Fiscal 2003

         First Quarter (August 1, 2002 - October 31, 2002)                      $1.98            $1.24
         Second Quarter (November 1, 2002 - January 31, 2003)                   $2.00            $1.37
         Third Quarter (February 1, 2003 - April 30, 2003)                      $1.90            $1.32
         Fourth Quarter (May 1, 2003- July 31, 2003)                            $2.11            $1.55


         On October 24, 2003, the closing sale price per share for the Company's common stock was $1.883.


HOLDERS

         On October 24, 2003 there were 860 holders of record of the 5,690,667 shares of the Company's common stock outstanding.


DIVIDENDS

         The Company has not paid any cash dividends on its common stock since its incorporation. Management anticipates that in the foreseeable future, earnings, if any, will be retained for use in its business or for other corporate purposes.

STOCKHOLDER PROPOSALS FOR INCLUSION IN NEXT YEAR'S PROXY STATEMENT

         To be considered for inclusion in next year's proxy statement, stockholder proposals must be received at the Company's principal executive offices no later than the close of business on November 25, 2003. Proposals should be addressed to Ronald J. Tassinari, President, American Vantage Companies, P.O. Box 89180, Las Vegas, Nevada 89128.

OTHER STOCKHOLDER PROPOSALS FOR PRESENTATION AT NEXT YEAR'S ANNUAL MEETING

         For any proposal that is not submitted for inclusion in next year's proxy statement, but is instead sought to be presented directly at next year's annual meeting, SEC rules will permit management to vote proxies in its discretion if the Company:

o receives notice of the proposal before the close of business on November 25, 2003 and advises its stockholders in the proxy statement for next year's annual meeting about the nature of the matter and how management intends to vote on such matter, or

o does not receive notice of the proposal prior to the close of business on November 25, 2003.

         Notices of intention to present proposals at next year's annual meeting should be addressed to Ronald J. Tassinari, President, American Vantage Companies, P.O. Box 89180, Las Vegas, Nevada, 89128.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in "Item 7. Financial Statements" of this report.

STATEMENT ON FORWARD-LOOKING STATEMENTS

         In addition to historical information, this report contains certain forward-looking statements. Such statements include those concerning American Vantage Companies and its controlled subsidiaries (collectively, the "Company") expected financial performance and the Company's strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management and federal and state regulation of the restaurant industry, any unforeseen change in the markets for advertising applications or computer and internet "gaming", domestic and global economic conditions and changes in federal and state tax laws or the administration of such laws. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this report is filed, and that may have an effect on the Company's overall performance.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of the financial condition and results of operations following are based upon the Company's consolidated financial statements, which have been prepared in accordance with principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

         The Company believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on the consolidated financial statements, so these are considered to be the critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition and accounts receivable.

         Within the context of these critical accounting policies and estimates, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

         REVENUE RECOGNITION. Revenues, entirely derived from YaYa Media operations, consist of licensing, advisory services and games hosting and reporting. Licensing revenues from long-term contracts that include producing licensed custom software applications are generally recognized using the percentage-of-completion method, except when collectibility is not reasonably assured in which case profit is realized using the installment method. The percentage of completion is determined based upon labor hours expended compared to total expected development hours. Development hours associated with the production of the core software is included in the measurement of the contract's progress toward completion as the software is customized. Hours contemporaneously expended for routine enhancements of the core software, however, are excluded from the calculation. Revenue from less significant or short-term arrangements to develop software modifications typically for recurring customers are generally recognized when the services are complete.

         Advisory service fees are recognized based on contract milestones as time is incurred. Licensing fee revenue is recognized ratably over the term of the license except that they are recognized immediately when the Company has no further services to provide to the licensee. Technical service fees are recognized ratably over the term of the contract.

         Net revenues represent sales to external customers. Intercompany revenues, if any, are eliminated and are immaterial for separate disclosure.

         RESERVE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE. YaYa Media's accounts receivable balances are based on contractual agreements that are primarily with Fortune 1000 companies. As such, YaYa Media does not make an ongoing estimate relating to the collectibility of its accounts receivable or maintain a reserve for any estimated losses resulting from the inability of its clients to make required payments. However, YaYa Media does periodically analyze each client account, and, when it becomes aware of a specific client's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the client's overall financial condition, YaYa Media records a specific provision for uncollectible accounts to reduce the related receivable to the amount that is estimated to be collectible.

         GOODWILL AND OTHER INTANGIBLE ASSETS. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," periodic impairment tests for goodwill and other indefinite-lived intangible assets are based on a comparison of the estimated fair value of goodwill and other intangible assets to the carrying value. If the carrying value exceeds the estimate of fair value, impairment is calculated as the excess of the carrying value over the estimate of fair value. The estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests may be based upon a number of factors, including assumptions about the expected future operating performance of the reporting units.

         The Company's periodic impairment assessments of indefinite-lived assets is an integral part of the Company's ongoing strategic review of its business operations. Therefore, the Company's estimates may change in future periods due to, among other things, technological change, economic conditions, changes in business plans or an inability to successfully implement business plans. Such changes may result in impairment charges recorded in future periods.

         During the fiscal year ended July 31, 2003, no impairment charge related to goodwill or other indefinite-lived intangible assets was recorded.

         Intangible assets, such as patents or trademarks, that are determined to have definite lives continue to be amortized over their useful lives and are measured for impairment only when events or circumstances indicate that the carrying value may be impaired. In these cases, Management estimates the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Any impairment charges would be classified as other expense within the consolidated statement of operations.

         OTHER CONTINGENCIES. In the ordinary course of business, the Company may be involved in legal proceedings regarding contractual and employment relationships, trademark or patent rights, and a variety of other matters. Contingent liabilities are recorded if resulting from claims against the Company when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will materially exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, the Company believes that no pending legal proceedings or claims, in the ordinary course of business, will have a material impact on the Company's financial position or results of operations. However, if actual or estimated probable future losses exceed the recorded liability for such claims, additional charges may be recorded as an other expenses in the Company's consolidated statement of operations during the period in which the actual loss or change in estimate occurred.


RESULTS OF OPERATIONS

YEAR ENDED JULY 31, 2003 ("FISCAL 2003") COMPARED WITH THE YEAR ENDED JULY 31, 2002 ("FISCAL 2002")

         SALES AND SERVICES. On April 16, 2003, the Company acquired substantially all of the assets and business and certain of the liabilities of YaYa, LLC ("YaYa"). YaYa is an "end-to-end" interactive solutions provider, specializing in the creation and provision of advertiser-driven interactive games and marketing solutions. In addition to advertising applications, YaYa creates internet games for its clients to be utilized in employee-training programs and for internal communications solutions. YaYa Media, Inc. ("YaYa Media") is a wholly-owned subsidiary of the Company that was formed specifically to assume the YaYa assets, business and liabilities and to continue YaYa's business and operations.

         The YaYa business generates revenue from relatively few contracts with certain Fortune 1000 companies. The results of operations for YaYa Media from April 16, through July 31, 2003, are included in the following discussions.

         Subsequent to April 16, 2003, YaYa generated revenues totaling $576,000, consisting of $422,000 for advisory services, $64,000 for development of custom software products and $90,000 for hosting and reporting services provided to its clients.

         COSTS AND EXPENSES. General and administrative expenses decreased from $4,149,000 for Fiscal 2002 to $2,120,000 for Fiscal 2003 for an overall decrease of $2,029,000 or 48.9%. Included in the Fiscal 2002 general and administrative expenses is a one-time charge of $1,539,000 related to the Company's restructuring program to downsize and minimize corporate overhead. As a result of the restructuring program, the Company retained only the Company's President and Chief Executive Officer and significantly reduced other administrative expenses.

         During the fiscal years ended July 31, 2003 and 2002, the Company incurred payroll and payroll-related costs totaling $816,000 and $2,482,000, respectively. Fiscal 2002 payroll and payroll-related costs included costs related to the Company's restructuring program totaled $1,324,000. Although Fiscal Year 2003 payroll costs decreased overall due to the Fiscal Year 2002 restructuring program, this decrease was offset by the April 2003 hiring of the Company's Chief Accounting Officer and $464,000 relating to YaYa Media's general and administrative payroll costs from April 16, through July 31, 2003.

         The decrease in payroll and payroll-related costs for the fiscal year ended July 31, 2003 were also partially offset by increased accounting fees. Under the direction of the Chief Executive Officer, during August 2002 to April 2003, the Company outsourced its internal accounting and financial reporting functions resulting in $63,000 of accounting fees expense, excluding amounts paid to its independent auditor.

         Consulting fees totaled $97,000 for Fiscal 2003 and $383,000 for Fiscal 2002, for an overall decrease of $286,000 or 74.7%. The Fiscal 2002 consulting fees were principally paid to investment advisors for due diligence relating to three potential acquisition candidates. For various reasons, none of the three proposed transactions was successfully completed.

         Legal fees decreased from $613,000 for Fiscal 2002 to $328,000 for Fiscal 2003 for an overall decrease of $285,000 or 46.5%. As discussed above for consulting fees, the Fiscal 2002 legal expenses were primarily related to legal fees, due diligence and other related services rendered in connection with the Company's ongoing merger and acquisition efforts. Legal fees for Fiscal 2003 primarily relate to monthly retainers for general SEC and corporate matters, preparation of documents relating to the Company's formation of YaYa Media, YaYa Media trademark and patent matters, and the Table Mountain Casino litigation.

         Rental expense for Fiscal 2003 totaled $41,000 and $93,000 for Fiscal 2002, for an overall decrease of $52,000 or 55.9%. During May 2002, the Company terminated its month-to-month lease for its former executive offices. During Fiscal 2003, the Company did not pay a monthly rent for its current executive offices nor was there an agreement between the parties for any future monthly rental. However, YaYa Media's executive office, located in Los Angeles, California and its satellite sales office in New York City incur monthly rental charges of $11,000 and $3,000, respectively. The Company has relocated its executive offices as of October 1, 2003, and will incur rental expenses of $2,300 per month through the remainder of the fiscal year ending July 31, 2004.

         Directors fees increased from $93,000 for Fiscal 2002 to $202,000 for Fiscal 2003, for a total increase of $109,000 or 117.2%. On October 25, 2002, the Company granted to Jeanne Hood, Steven G. Barringer and Stephen K. Bannon, non-qualified stock options to purchase 20,000, 20,000 and 25,000, respectively, of the Company's common stock shares at an exercise price of $1.26 per share. In addition, on May 20, 2003, the Company granted to Randolph C. Read, non-qualified stock options to purchase 25,000 of the Company's common stock shares at an exercise price of $1.58. The options were granted as compensation for serving on the Company's board of directors or as a chairperson of a committee of the Company's board. Based on the Black-Scholes option pricing model, the Company recorded compensation expense, included in general and administrative as directors fees expense, totaling $119,000 for these stock options.


NON-OPERATING INCOME

         Income from the Company's unconsolidated restaurant investee (Border Grill Restaurant) increased from $404,000 in Fiscal 2002 to $659,000 in Fiscal 2003. This increase is primarily due to lower revenues in Fiscal 2002 that resulted from the events of September 11, 2001 and its effects on tourism in Las Vegas, Nevada and the January 2003 opening of the Mandalay Bay Hotel and Casino's approximately one million square foot convention center. The Border Grill Restaurant is located in a main traffic area near the Mandalay Bay Hotel and Casino's convention center.

         Net interest income decreased from $255,000 at July 31, 2002 to $106,000 at July 31, 2003. This decrease is primarily attributable to lower interest rates on the Company's money market and U.S. Treasury bill accounts (included as "cash and cash equivalents" and "U.S. treasury securities" on the consolidated balance sheets). Also, to facilitate immediate cash liquidity for the Company's acquisition and merger activities, funds were transferred from longer-term higher interest bearing investments to shorter-term lower interest bearing investment accounts. The Company's cash and cash equivalents and U.S. treasury securities balances also decreased from $9,345,000 at July 31, 2002 to $8,454,000 at July 31, 2003. The decrease in the Fiscal 2003 cash and cash equivalents balance is primarily a result of the consideration paid and direct costs relating to the acquisition of the YaYa business that totaled $1,317,000. Interest income was also offset by $14,000 in interest expense accrued on a note payable from YaYa Media to YaYa.


DISCONTINUED OPERATIONS

         On September 28, 2000, the Company announced its closing of the WCW Nitro Grill restaurant. As a result, during Fiscal 2001 the Company recorded a provision to capture costs related to the discontinued operations. During Fiscal 2002, the Company wrote-off the remaining provision in the amount of $34,000, net of the income tax benefit totaling $18,000.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2003, the Company had cash and cash equivalents totaling $8,454,000. Of this amount, the Company holds $7,546,000 in various money market accounts. The Company also had consolidated working capital of $8,714,000 at July 31, 2003, as compared with its working capital of $10,667,000 at July 31, 2002. As discussed previously, the decrease in the Fiscal 2003 cash and cash equivalents balance is primarily a result of the YaYa acquisition. In addition, until April 16, 2003, the Company had no current operating revenue source. Hence, recurring operating costs decreased the Company's working capital. Interest income and capital distributions from its investment in Border Grill partially offset this effect. However, it should be noted that the Border Grill Operating Agreement does not provide for guaranteed capital distributions. Therefore, such distributions are subject to fluctuation.

         On September 5, 2003, American Care Group, Inc., a wholly-owned subsidiary of the Company, entered into an "Agreement for Purchase and Sale of Real Property and Escrow Instructions" (the "Agreement") with a national home building company ("Buyer"), contemplating the sale by the Company of approximately 40 acres of undeveloped land owned by the Company and located in North Las Vegas, Nevada. The Agreement provides for a $7,000,000 purchase price with the Buyer responsible for the real estate broker commission fees. The Buyer may terminate the transaction at any time prior to December 4, 2003 for any reason and on or prior to December 31, 2003 if the Buyer is unable to obtain approval of the Buyer's "tentative map" by the applicable zoning authorities.

         Upon signing the Agreement, the Buyer funded an escrow account with its initial deposit of $100,000. An additional $100,000 deposit is due on December 5, 2003. The deposits are refundable until December 31, 2003. The Company expects to recognize a pre-tax gain of approximately $3,500,000 upon consummation of this land sale transaction.

         The Company intends to fund its operating costs and merger and acquisition activities from its existing working capital resources, as well as the potential land sale proceeds. It is possible that future merger and acquisition opportunities may require additional resources. The Company may provide for such requirements with financing from financial institutions and/or the issuance of equity securities.


LONG-TERM FINANCIAL OBLIGATIONS

         In connection with the April 16, 2003 acquisition of the YaYa business, YaYa Media assumed a $523,000 promissory note payable to certain YaYa partners. Provided that YaYa Media has available cash resources, the promissory note provides for annual interest-only payments commencing on December 31, 2003 through maturity date. The interest rate on the promissory note is 9% per annum with a maturity date of the later of (i) May 1, 2006, or (ii) the first date that YaYa Media has sufficient cash resources available to repay the balance of the promissory note and all accrued but unpaid interest.


IMPACT OF INFLATION

         The Company believes that inflation has not had a material impact on costs and expenses.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         From the April 16, 2003 YaYa acquisition through the Company's fiscal year end at July 31, 2003, YaYa Media incurred a net loss of $525,000. Prior to July 31, 2003, YaYa Media reviewed its current revenue streams and determined to focus primarily on its advisory services and development of custom software applications. As a result, during July 2003, YaYa Media decreased its full-time employee staffing levels to 12 with the intent to outsource a specific project's required technical expertise to independent contractors as needed. Despite YaYa Media's efforts to significantly decrease labor costs, there is no assurance that YaYa Media will be successful in its efforts to attain profitability in Fiscal 2004.

         YaYa Media also generates revenue from relatively few contracts with certain companies. A decline in the size or number of these arrangements could adversely affect its future operations.

         As discussed previously, on September 5, 2003, the Company entered into an agreement contemplating the sale of approximately 40 acres of undeveloped land owned by one of the Company's wholly-owned subsidiary and located in North Las Vegas, Nevada. The failure to consummate the sale could adversely affect the Company's cash and cash equivalents.


QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET AND INTEREST RATE RISK

         Except for exceeding insured deposit limits (approximately $8,300,000 at July 31, 2003), the Company is exposed to minimal market risks as its investment policy allows only short-term, high-rated securities. The Company does not hold or issue derivatives, derivative commodity instruments or other financial instruments, for trading purposes. At July 31, 2003, the Company's cash and cash equivalents approximate their fair values due to the short-term nature of these instruments.

         During the next 12 months, the Company does not anticipate entering into financing arrangements which would expose it to interest rate risk.


ITEM 7.  FINANCIAL STATEMENTS
-------  --------------------

         Management of American Vantage Companies is responsible for the information and representations contained in this report. The consolidated financial statements of the Company have been prepared in conformity with the generally accepted accounting principles considered appropriate in the circumstances and include some amounts based on best estimates and judgments. Other financial information in this report is consistent with these financial statements.

         The Audit Committee of the Board of Directors, presently consisting of three independent directors, is responsible for the appointment of the independent accountants and reviews with the independent accountants and management, the scope and the results of the annual examination, the effectiveness of the accounting control system and other matters relating to the financial affairs of the Company as they deem appropriate. The independent accountants have full access to the Audit Committee, with or without the presence of management, to discuss any appropriate matters.

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Audit Committee
American Vantage Companies
Las Vegas, Nevada


We have audited the accompanying consolidated balance sheets of American Vantage Companies and Subsidiaries (the Company) as of July 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vantage Companies as of July 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/  PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants and Business Advisors,
A Professional Corporation


September 19, 2003

AMERICAN VANTAGE COMPANIES

CONSOLIDATED BALANCE SHEETS


                                                                               JULY 31,
                                                                 -------------------------------------
                                                                        2003              2002
                                                                 -------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                   $ 8,454,000             $ 1,560,000

     U.S. treasury securities                                           --                 7,785,000

     Accounts receivable, net                                        767,000                    --

     Refundable income taxes                                            --                 1,448,000

     Other                                                           395,000                  63,000
                                                                 -----------             -----------

                                                                   9,616,000              10,856,000

Land held for development or sale                                  3,544,000               3,544,000
Investment in unconsolidated investees                             1,537,000               1,615,000
Goodwill                                                           2,926,000                    --
Deferred income tax                                                  214,000                    --
Furniture, equipment and other assets                                296,000                   9,000
                                                                 -----------             -----------
                                                                 $18,133,000             $16,024,000
                                                                 ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $   295,000             $    50,000

     Accrued liabilities                                             172,000                    --
     Deferred income tax                                              33,000                 139,000
     Deferred revenue                                                106,000                    --
     Customer deposits                                               296,000                    --
                                                                 -----------             -----------
         Total current
         liabilities                                                 902,000                 189,000
                                                                 -----------             -----------


Long-term debt                                                       523,000                    --
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par; 10,000,000 shares authorized;
       0 shares issued and outstanding                                  --                      --
     Common stock, $.01 par; 100,000,000 shares authorized;
       5,690,667 and 4,865,856 shares issued and outstanding          57,000                  49,000
     Additional paid-in capital                                    4,963,000               3,324,000
     Retained earnings                                            11,688,000              12,462,000
                                                                 -----------             -----------

                                                                  16,708,000              15,835,000
                                                                 -----------             -----------
                                                                 $18,133,000             $16,024,000
                                                                 ===========             ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN VANTAGE COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED JULY 31,
                                                                         -----------------------------------
                                                                               2003             2002
                                                                         -----------------------------------

SALES AND SERVICES                                                       $   576,000            $      --
COST OF SALES AND SERVICES                                                   337,000                   --
                                                                         -----------            -----------


GROSS MARGIN                                                                 239,000                   --
                                                                         -----------            -----------

COSTS AND EXPENSES
     General and administrative                                            2,120,000              2,610,000
     Corporate restructuring                                                    --                1,539,000
                                                                         -----------            -----------


                                                                           2,120,000              4,149,000

NON-OPERATING INCOME
     Income from unconsolidated investees, net                               682,000                404,000
     Interest, net                                                           106,000                255,000
     Miscellaneous                                                              --                   10,000
                                                                         -----------            -----------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT                  1,093,000              3,480,000


INCOME TAX BENEFIT                                                           319,000              1,308,000
                                                                         -----------            -----------

LOSS FROM CONTINUING OPERATIONS                                              774,000              2,172,000

DISCONTINUED OPERATIONS
     Income from discontinued restaurant operations, net of income
       tax benefit totaling $18,000                                             --                   34,000
                                                                         -----------            -----------

NET LOSS                                                                 $   774,000            $ 2,138,000
                                                                         ===========            ===========

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED
      Continuing operations                                              $     (0.15)           $     (0.45)
      Discontinued operations                                                   --                     0.01
                                                                         -----------            -----------

      Net loss                                                           $     (0.15)           $     (0.44)
                                                                         ===========            ===========

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
    COMMON SHARE EQUIVALENTS                                               5,106,000              4,866,000
                                                                         ===========            ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN VANTAGE COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                        ADDITIONAL
                                                              COMMON STOCK                PAID-IN          RETAINED
                                                    ---------------------------------
                                                         SHARES         PAR VALUE         CAPITAL          EARNINGS
                                                    ---------------  ---------------- ---------------- -----------------

BALANCE, JULY 31, 2001                                 4,865,856       $     49,000     $  3,218,000      $ 14,600,000

Issuance of options under plans                             --                 --             75,000              --

Issuance of warrants under plan                             --                 --             31,000              --


Net loss                                                    --                 --               --          (2,138,000)
                                                       ---------       ------------     ------------      ------------


BALANCE, JULY 31, 2002                                 4,865,856             49,000        3,324,000        12,462,000

Shares issued related to YaYa acquisition                824,811              8,000        1,155,000              --

Issuance of options under plans                             --                 --            484,000              --


Net loss                                                    --                 --               --            (774,000)
                                                       ---------       ------------     ------------      ------------

BALANCE, JULY 31, 2003                                 5,690,667       $     57,000     $  4,963,000      $ 11,688,000
                                                       =========       ============     ============      ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN VANTAGE COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED JULY 31,
                                                                            ---------------------------------
                                                                                 2003              2002
                                                                            ---------------------------------

OPERATING ACTIVITIES
     Net cash used in operating activities                                   $  (355,000)        $(2,875,000)
                                                                             -----------         -----------

INVESTING ACTIVITIES
     Purchase of furniture and equipment                                         (27,000)             (1,000)
     Proceeds from sale of furniture and equipment                                  --                 6,000
     Advances to YaYa, LLC                                                    (1,110,000)               --
     Direct YaYa acquisition costs                                              (207,000)               --
     Capitalization of YaYa Media, Inc.                                           (1,000)               --
     Cash proceeds acquired from YaYa LLC                                          9,000                --
     Net proceeds from redemption of U.S. treasury bills, at maturity          7,785,000                --
     Purchased U.S. treasury bills and certificates of deposit                      --            (1,940,000)
     Cash distribution from unconsolidated restaurant subsidiary                 800,000             650,000
                                                                             -----------         -----------

     Net cash provided by (used in) investing activities                       7,249,000          (1,285,000)
                                                                             -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           6,894,000          (4,160,000)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                1,560,000           5,720,000
                                                                             -----------         -----------


CASH AND CASH EQUIVALENTS, AT END OF YEAR                                    $ 8,454,000         $ 1,560,000
                                                                             ===========         ===========





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2003 AND 2002


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS. Prior to April 16, 2003, American Vantage Companies and its wholly-owned subsidiaries (collectively, the "Company") were substantially inactive. As discussed in Note 2, on April 16, 2003, American Vantage Companies (the "Parent") acquired substantially all of the assets and business and certain of the liabilities of YaYa, LLC ("YaYa"). YaYa is an "end-to-end" interactive solutions provider, specializing in the creation and provision of advertiser-driven interactive games and marketing solutions. In addition to advertising applications, YaYa creates internet games for its clients to be utilized in employee-training programs and for internal communications solutions. YaYa Media, Inc. ("YaYa Media") is a wholly-owned subsidiary of the Parent, formed specifically to acquire the YaYa assets, business and liabilities purchased and to continue YaYa's business and operations.

         The Company continues to review opportunities with the goal of maximizing its resources in order to increase stockholder values. Effective July 29, 2002, the Company initiated a complete corporate restructuring that resulted in the severance of all executive and administrative staff, with the exception of its Chief Executive Officer. In addition, the Company terminated its month-to-month lease for its executive offices and significantly reduced other administrative expenses. The cost of this restructuring was a one-time charge of $1,539,000, including primarily severance pay and a $95,000 loss on the disposal or abandonment of certain property and equipment.

         The Company, through a wholly-owned subsidiary, also has a minority interest in an unconsolidated investee (the "Restaurant Investee") that owns and operates a restaurant in a casino hotel located on the Las Vegas "Strip". The Company has no day-to-day management responsibilities in connection with the Restaurant Investee and its operations.

         Through YaYa Media, the Company has a minority interest in an unconsolidated investee (the "YaYa Investee") that promotes "video game touring festivals". The Company has no day-to-day responsibilities in connection with the YaYa Investee and its operations.

         Until May 1999, the Company had been engaged in providing gaming consulting services to a tribal gaming enterprise when its contract was prematurely terminated (see Note 7- Commitments and contingencies).

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of American Vantage Companies and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         The Company excludes the accounts of its Restaurant Investee and instead records its investment using the equity method of accounting (based on its equity in the Restaurant Investee's net assets, which is 49%) subject to certain contractual adjustments until the Restaurant Investee attains sustained profitability. The effect of the adjustments is that the Company has recognized 100% of the initial losses from the Restaurant Investee's operations and subsequent income and will continue to do so until the initial losses have been offset.

         The Company also excludes the accounts of its YaYa Investee and instead records its investment using the equity method of accounting based on its equity in the YaYa Investee's net assets, which is 36% at July 31, 2003.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2003 AND 2002


         USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosures, some of which may require revision in future periods. For the Company, the most significant estimate is goodwill as it may be subject to impairment within the next year if there are changes in circumstances.

         CASH EQUIVALENTS. The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. These include primarily money market funds.

         U.S. TREASURY SECURITIES. U.S. treasury securities at July 31, 2002 have an original maturity of six months and are classified as held-to-maturity.

         CONCENTRATION OF CREDIT RISK. The Company is subject to concentrations of credit risk associated with cash and equivalents and accounts receivable. The Company places cash and equivalents with financial institutions with investment grade credit ratings. The financial institutions are FDIC insured on amounts up to $100,000. In aggregate, such insured limits are exceeded by $8,300,000 at July 31, 2003.

         The Company considers its concentration risk related to accounts receivable to be mitigated as project contracts are primarily with Fortune 1000 companies.

         REVENUE RECOGNITION. Revenues, entirely derived from YaYa Media operations, consist of licensing, advisory services and games hosting and reporting. Licensing revenues from long-term contracts that include producing licensed custom software applications are generally recognized using the percentage-of-completion method, except when collectibility is not reasonably assured in which case profit is recognized using the installment method. The percentage of completion is determined based upon labor hours expended compared to total expected development hours. Development hours associated with the production of the core software is included in the measurement of the contract's progress toward completion as the software is customized. Hours contemporaneously expended for routine enhancements of the core software, however, are excluded from the calculation. Revenue from less significant or short-term arrangements to develop software modifications typically for recurring customers are generally recognized when the services are complete.

         Advisory service fees are recognized based on contract milestones as time is incurred. Licensing fee revenue is recognized ratably over the term of the license except that they are recognized immediately when the Company has no further services to provide to the licensee. Technical service fees are recognized ratably over the term of the contract.

         Net revenues represent sales to external customers. Intercompany revenues, if any, have been eliminated and are immaterial for separate disclosure.

         CONCENTRATIONS. As the Company's wholly owned subsidiary, YaYa Media generates revenue from relatively few contracts with certain companies, a decline in the size or number of these arrangements could adversely affect future operations.

         LAND HELD FOR DEVELOPMENT OR SALE. Land held for development or sale consists of approximately 40 acres of undeveloped land in North Las Vegas, Nevada, that is valued at the lower of cost or estimated fair value less costs to sell. See Note 11 - Subsequent events.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2003 AND 2002


         GOODWILL. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), goodwill and intangible assets with indefinite lives are no longer being amortized but instead are being measured for impairment periodically, or when events indicate that an impairment exists. As required by SFAS 142, in the Company's impairment test of goodwill, the fair value of the applicable reporting unit is compared to its carrying value. If the carrying value of the reporting unit exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of goodwill over its estimated fair value.

         At July 31, 2003, the Company has recorded $2,926,000 in goodwill related to the April 16, 2003 acquisition of the YaYa operations. No impairment test of goodwill was performed at July 31, 2003 given the three and a half month YaYa Media operating period.

         FURNITURE, EQUIPMENT AND DEPRECIATION. Furniture and equipment are recorded at cost (excluding furniture and equipment acquired in the YaYa acquisition which was recorded at its fair market value on date of acquisition). Depreciation for financial reporting purposes is determined on a straight-line basis over three to seven years.

         STOCK-BASED COMPENSATION. The Company accounts for stock-based employee compensation (see Note 5 - Stockholders' equity) using the intrinsic value method in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Historically, the Company has granted stock options with an exercise price equal to the market value at the date of grant, and accordingly, no compensation expense is recognized.

         INCOME (LOSS) PER COMMON SHARE. The computation of basic income (loss) per common share are based on the weighted average number of common shares outstanding. Options and warrants to purchase 737,000 and 25,000 shares of common stock in Fiscal 2003 and 452,000 and 25,000 in Fiscal 2002 were not included in the computation of diluted income (loss) per share because the effect would be anti-dilutive.

         DISCONTINUED OPERATIONS. All discontinued operations were initiated prior to the effective date of Statement of Financial Accounting Standards No. 144, Accounting For The Impairment or Disposal of Long-Lived Assets, and are accounted for in accordance with Accounting Principles Bulletin Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions.


NOTE 2 - YAYA ASSET PURCHASE

         Consideration paid in acquiring the YaYa assets, business and liabilities consisted of 824,811 shares of the Company's common stock and the assumption of liabilities totaling approximately $2,500,000, including loans aggregating $1,110,000 in principal amount made by the Company to YaYa in December 2002 and March 2003. The 824,811 shares of Company common stock were valued at $1.41 per share based on the closing price of Company common stock on April 16, 2003.

         The following table summarizes the allocated estimated fair value of YaYa's assets and liabilities at July 31, 2003 and calculates the resulting goodwill balance. Certain valuation assumptions are still being assessed by management. The goodwill calculation and measurement may be subject to refinement over the next fiscal year following the acquisition.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2003 AND 2002



PURCHASE PRICE:
         Issuance of 824,811 shares of Company common stock (note 4)                    $ 1,163,000
         Pre-acquisition advances to YaYa, LLC, including $26,000 in accrued
           interest receivable                                                            1,136,000
         Cash capitalization of YaYa Media, Inc. (100% interest)                              1,000
                                                                                        -----------
Total purchase price                                                                      2,300,000

ACQUISITION DIRECT COSTS:
         Issuance of common stock options as investment banking fee (note 4)                100,000
         Legal, accounting and other miscellaneous direct acquisition costs                 207,000
                                                                                        -----------
Total costs                                                                               2,607,000
                                                                                        -----------


FAIR VALUE OF YAYA'S ASSETS AND LIABILITIES:
         Assets
                  Furniture and equipment                                                   207,000
                  Investments and other assets (including $64,000 in
                    identifiable intangibles)                                               131,000
                  Current assets (including $751,000 in net accounts receivable)            776,000
                                                                                        -----------

                                                                                          1,114,000
                                                                                        -----------
         Liabilities
                  Note payable to YaYa, LLC members                                         523,000
                  Current liabilities                                                       910,000
                                                                                        -----------

                                                                                          1,433,000
                                                                                        -----------
Fair value of identifiable net liabilities assumed                                         (319,000)
                                                                                        -----------

Goodwill (costs plus fair value of net liabilities assumed)                             $ 2,926,000
                                                                                        ===========

         The results of operations for YaYa Media have been included in the consolidated financial statements of the Company since the date of acquisition.

         The following unaudited pro forma information represents the results of operations of the Company as if YaYa had occurred at the beginning of fiscal year 2002:

                                                               Year Ended
                                                                 July 31,
                                                       2003               2002
                                                       ----               ----

Net revenues                                       $1,859,000         $5,422,000
Net loss                                           $3,067,000         $3,080,000

Loss per common share - basic and diluted              $0.54               $0.54

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2003 AND 2002


         The unaudited pro forma information does not purport to be indicative of the results that would actually have been achieved had the acquisitions occurred as of the date of the periods indicated or that may be obtained in the future.


NOTE 3 - INVESTMENTS IN UNCONSOLIDATED INVESTEES

         The Company, through a wholly owned subsidiary, has a 49% minority interest in an unconsolidated investee that owns and operates a restaurant in a casino hotel located on the Las Vegas "Strip". The Company has no day-to-day management responsibilities in connection with the Restaurant Investee and the Restaurant Investee's operations. The Company excludes the accounts of the Restaurant Investee and instead records its investment using the equity method of accounting subject to certain contractual adjustments until the Restaurant Investee attains sustained profitability. The effect of the adjustments is that the Company has recognized 100% of the initial losses from the Restaurant Investee's operations and its subsequent income and will continue to do so until the initial losses have been offset.

         The following summarizes the condensed balance sheet at July 31, 2003 and the statement of operations for the twelve months ended July 31, 2003 (unaudited) of the Restaurant Investee:


         Assets                                               $1,890,000
         Liabilities                                             417,000
                                                               ----------

         Members' capital                                     $1,473,000
                                                               =========


         Revenues                                             $5,510,000
         Expenses                                              4,851,000
                                                               ---------
         Income from operations                               $  659,000
                                                               =========


         In addition, as a result of the YaYa asset acquisition, the Company, through YaYa Media, Inc., obtained a non-controlling interest (36% at July 31, 2003) in an unconsolidated investee that has entered into an in-substance joint venture arrangement to create a promotional event called a video game touring festival. The Company has no capital requirement in connection with this joint venture and is not obligated to provide future financing of the activities. If, after good faith efforts by the members, there are insufficient corporate sponsors to cover all costs and expenses of staging the initial event, the joint venture shall dissolve and liquidate, unless the members agree to the contrary.

         The following summarizes the condensed balance sheet at July 31, 2003 and the statement of operations from the April 16, 2003 acquisition date through July 31, 2003 (unaudited) of the YaYa Investee:

         Assets                                               $  38,000
         Liabilities                                             97,000
                                                                --------

         Members' deficit                                     $ (59,000)
                                                                =======

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2003 AND 2002


         Revenues                                    $ 145,000
         Expenses                                      101,000
                                                       -------

         Income from operations                      $  44,000
                                                      ========


NOTE 4 - LONG-TERM DEBT

         From the April 16, 2003 acquisition of the YaYa business the Company assumed a $523,000 promissory note payable to certain YaYa partners. Provided that YaYa Media has available cash resources, the promissory note provides for annual interest-only payments commencing on December 31, 2003 through maturity date. The interest rate on the promissory note is 9% with a maturity date of the later of (i) May 1, 2006, or (ii) the first date that YaYa Media has sufficient cash available to repay the balance of the promissory note and all accrued but unpaid interest.


NOTE 5 - STOCKHOLDERS' EQUITY

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

         COMMON STOCK. Effective July 18, 2003, the Company's stockholders ratified an increase in the Company's authorized common stock from 10,000,000 to 100,000,000 shares.

          In connection with the April 16, 2003 asset acquisition agreement between YaYa, YaYa Media and the Company, the Company issued to YaYa 824,811 shares of Company common stock valued at $1.41 per share, based on the closing price of Company common stock on April 16, 2003. The agreement provides for the Company's right to repurchase the 824,811 shares of common stock issued to YaYa as the acquisition consideration. This right is exercisable in the Company's sole discretion if YaYa Media fails to produce net income (determined without giving effect to any interest charges on the Company's prior loans to YaYa) for the period commencing on April 16, 2003 and terminating on April 30, 2004. The right is exercisable at the purchase price of $1.40 per share and is exercisable in whole or in part.

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

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2003 AND 2002


         STOCK REPURCHASE PROGRAM. From time to time, the Company may repurchase, without additional shareholder approval, up to an aggregate of $2,000,000 of its common stock in the open market or in privately negotiated transactions, with the timing and terms of such purchases to be determined by management based on market conditions. There is no expiration date for the repurchase program. The Company repurchased no shares in Fiscal 2003 and Fiscal 2002 and has purchased a total of 387,027 shares ($415,000) through July 31, 2003.

         STOCK OPTIONS. At July 31, 2003, the Company has two separate active stock option plans with 1,583,334 shares reserved for employees, officers and directors of the Company and others who are involved in the continuing development and success of the Company or its subsidiaries. In addition, the Company has two expired stock option plans adopted with 500,000 shares reserved for officers of the Company and 833,334 shares reserved for key employees, including officers. The options, under all plans, are granted at not less than 100% of the market value of the Company's common stock on the date of grant.

         The following is a summary of activity of outstanding stock options under the four plans:

                                                                                                            EMPLOYEES,
                                               OFFICERS                      KEY EMPLOYEES              OFFICERS / DIRECTORS

COMMON SHARES RESERVED FOR ISSUANCE             500,000                        833,334                       1,583,334
                                                ========                       ========                      =========

Shares / weighted average exercise
price
   Outstanding, July 31, 2001               52,726         $   1.86      586,943       $   2.65        304,172       $  3.51
   Granted                                    --                --           --             --          65,000           --
   Canceled / expired                      (41,030)            2.07     (410,971)          3.06       (105,000)          --
                                          --------         --------      --------       -------       --------        -----

   Outstanding, July 31, 2002               11,696             1.13      175,972           1.48        264,172          3.51
   Granted                                    --                --           --             --         427,500          1.37
   Canceled / expired                         --                --       (58,668)           --         (83,337)         3.48
                                          --------         --------     --------        -------       --------         -----

   Outstanding, July 31, 2003               11,696         $   1.13      117,304       $   1.29        608,335        $ 2.08
                                          ========         ========     ========       ========       ========         =====

WEIGHTED AVERAGE REMAINING
  CONTRACTUAL LIFE (YEARS) / RANGE
  OF EXERCISE PRICES                          6.5            $1.13          6.6   $1.13 - $1.63         8.8   $1.13  - $3.57
                                              ===            =====          ===   =============         ===   ==============


         Under the intrinsic value method, no compensation cost has been recognized for employee stock-based compensation under the applicable circumstances. Had the Company used the fair value-based method of accounting and recognized compensation expense as provided for in Statement of Financial Accounting Standards No. 123, Stock-Based Compensation, net loss and net loss per share for years ended July 31, 2003 and 2002 would have been as follows:

                                                            2003               2002
                                                            ----               ----

Pro forma net loss                                      $878,000          $2,138,000

Pro forma net loss per share - basic and diluted           $0.17               $0.44

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2003 AND 2002


         The weighted-average grant-date fair value of the options and warrants granted was $1.37 and $1.57 per option for 2003 and 2002, respectively.

         The closing of the YaYa acquisition transaction also resulted in the contingent option previously granted to a director on July 12, 2002 to purchase up to 175,000 shares of the Company's common stock at $1.41 per share and the contingent option previously granted to the Company's outside corporate counsel on July 12, 2002 to purchase up to 87,500 shares of the Company's common stock at $1.41 per share to each become fully exercisable. These options were granted as compensation for serving on the Company's special advisory group to the board of directors. The special advisory group was established on July 12, 2002 to identify, review and perform initial due diligence services of potential merger and acquisition candidates on behalf of the Company. The options have a ten-year exercise term and an exercise price equal to the closing price of the common stock on July 12, 2002. Based on the Black-Scholes option pricing model, the Company initially capitalized approximately $365,000 as prepaid acquisition/investment fee costs. As a result of the YaYa acquisition, the Company reclassified $100,000 or approximately 4% of the overall purchase price of these capitalized prepaid acquisition/investment fee costs as direct costs of the acquisition.

         WARRANTS. In 2002, the Company granted to an investment banking firm a warrant to purchase 25,000 shares of Company common stock, at a purchase price of $1.65 per share expiring in five years, in exchange for investment banking services.

         The weighted-average grant-date fair value of each non-employee award and the pro forma presentation for employee stock-based compensation was determined by using the Black-Scholes option pricing model and the following key assumptions:

                                                  2003               2002
                                                  ----               ----

Expected stock price volatility               144% to 146%        131% to 132%
Expected option lives (years)                      10                   3
Expected dividend yield                             0                   0
Risk-free interest rates                          1.3%             3.9% to 4.0%


NOTE 6 - INCOME TAXES

Income tax benefit (expense) is comprised as follows:

                                                  2003                  2002
                                                  ----                  ----

Current                                       $        --           $1,447,000
Deferred                                           319,000          (  139,000)
                                                 ---------          -----------

                                              $    319,000          $1,308,000
                                                 =========          =========

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2003 AND 2002

         The income tax benefit (expense) for the years ending July 31, 2003 and 2002 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax loss as a result of the following differences:

                                      2003           %             2002                 %
                                      ----           -             ----                 -

Statutory federal tax rate        $ 372,000          34         $ 1,183,000            34
Stock options and warrants          (40,000)         (4)           (36,000)            (1)
Employment tax credits                 --            --              37,000             1
Valuation allowances                   --            --             114,000             3
Other                               (13,000)         (1)             10,000             1
                                  ---------         ---         -----------           ---

Effective tax benefit             $ 319,000          29         $ 1,308,000            38
                                  =========         ===         ===========           ===

         The components of deferred net tax assets and liabilities at July 31, 2003 and 2002 are comprised of:

                                                                              2003               2002
                                                                              ----               ----
Deferred net tax assets (liabilities):
   Operations of unconsolidated investee                                  $   (62,000)      $   (222,000)
   Tax attributes of unconsolidated investee                                 (145,000)            71,000
   Net operating loss                                                         382,000                --
   Discontinued operations                                                        --              12,000
   Other                                                                        6,000                --
                                                                           ----------        -------------


Total deferred net tax assets (liabilities)                               $   181,000        $  (139,000)
                                                                           ==========        ==============


NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

         In May 2003, the California Superior Court determined that the Company was entitled to discovery on the sovereign immunity issue, and after such discovery, the California Superior Court would conduct further proceedings on the sovereign immunity issue. Also in May 2003, the Tribe filed a Writ of Certiorari with the United States Supreme Court, who will decide in the next few months whether or not to hear the Tribe's appeal.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2003 AND 2002


         Since the Company is unable to determine its losses, if any, should the Tribe's counterclaim be successful, no accounting recognition has been given to these matters in the accompanying financial statements.

         LEASE COMMITMENTS. The Company leases space for its offices under agreements with terms ranging from month-to-month to 48 months. Rent expense was $41,000 and $0 for the fiscal years ended July 31, 2003 and 2002, respectively. Amounts of minimum future annual rental commitments under noncancelable operating leases in each of the five fiscal years ending July 31, 2004 through 2009 are $19,000, $29,000, $29,000, $30,000, $5,000 and $0, respectively.


NOTE 8 - RELATED PARTY TRANSACTIONS

         Non-employee directors receive $15,000 per annum for serving on the Board of Directors of the Company. During the year ended July 31, 2002, employee directors received $11,250 for serving on the Board of Directors. Effective May 1, 2002, the Company no longer compensates employee directors for serving on the Board. However, all directors are reimbursed for expenses incurred in attending meetings of the Board and other Company related expenses.

         Two non-employee directors also received $10,000 each for serving as the chairpersons for the audit and compensation committees.

         In consideration for consulting services, the Company paid a director $60,000 during Fiscal 2003 and $20,000 during Fiscal 2002.

         In consideration for corporate legal and consulting services, the Company paid a minority shareholder approximately $90,000 and $93,000 during Fiscal 2003 and 2002, respectively (see Note 5 - Stockholders' equity (stock options)).


NOTE 9 - RETIREMENT PLAN

         Company employees meeting certain eligibility requirements participate in a simplified employee pension plan. Employer contributions to the plan are made on a discretionary basis and were $49,000 and $207,000 for the years ended July 31, 2003 and 2002, respectively.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2003 AND 2002



NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                              YEAR ENDED JULY 31,
                                                                                     ------------------------------------
                                                                                            2003                  2002
                                                                                     ------------------------------------

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
     Net loss                                                                        $  (774,000)             $(2,138,000)
     Income from unconsolidated investees                                               (682,000)                (404,000)
     Depreciation and amortization                                                        39,000                   23,000
     Loss on disposal of furniture and equipment                                            --                     95,000
     Compensation expense from issuance of stock options                                 119,000                     --
     Expenses paid with stock options and warrants **                                       --                    106,000
     Deferred income tax benefit                                                          28,000                  139,000
     Change in operating assets and liabilities, net of amounts acquired or assumed in the YaYa LLC acquisition:
             Accounts receivable, net                                                    (16,000)                    --
             Refundable income taxes                                                   1,100,000                 (424,000)
             Other assets                                                                (76,000)                  11,000
             Accounts payable                                                           (103,000)                (103,000)
             Accrued liabilities                                                         (29,000)                (180,000)
             Deferred revenue                                                             93,000                     --
             Customer deposits                                                           (54,000)                    --
                                                                                     ------------             -----------

                                                                                     $  (355,000)             $(2,875,000)
                                                                                     ============             ===========

     **  Denotes significant non-cash financing activity

Supplemental schedule of noncash investing and financing activities:
   Cost of acquisition in excess of fair market value of net
     assets received                                                                 $ 2,926,000              $      --
   Liabilities assumed                                                                 1,433,000                     --
   Common stock issued in connection with acquisition                                  1,163,000                     --
   Tangible assets acquired in connection with acquisition                             1,114,000                     --

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2003 AND 2002


NOTE 11 - SUBSEQUENT EVENTS

         LAND SALE. On September 5, 2003, American Care Group, Inc., a wholly-owned subsidiary of the Company entered into an "Agreement for Purchase and Sale of Real Property and Escrow Instructions" (the "Agreement") with a national home building company ("Buyer"), contemplating the sale by the Company of approximately 40 acres of undeveloped land owned by the Company and located in North Las Vegas, Nevada. The Agreement provides for a $7,000,000 purchase price with the Buyer responsible for the real estate broker commission fees. The Buyer may terminate the transaction at any time prior to December 4, 2003 for any reason and on or prior to December 31, 2003 if the Buyer is unable to obtain approval of the Buyer's "tentative map" by the applicable zoning authorities.

         Upon signing the Agreement, the Buyer funded an escrow account with its initial deposit of $100,000. An additional $100,000 deposit is due on December 5, 2003. The deposits are refundable until December 31, 2003. The Company expects to recognize a pre-tax gain of approximately $3,500,000 upon consummation of this land sale transaction.

         BAD DEBT RECOVERY. During 1998, the Company wrote-off a note payable in the amount of $413,000 related to casino predevelopment costs. During September 2003, the Company received $606,000 representing the note payable principal and accrued interest of $193,000.

ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
--------  ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         On September 10, 2002, the Company appointed Piercy Bowler Taylor & Kern ("Piercy"), Certified Public Accountants and Business Advisors, a professional corporation, as its new auditor for its fiscal year ended July 31, 2002. The change resulted from notification by the Company's former auditors, Bradshaw, Smith & Co., LLP ("Bradshaw") that it was discontinuing its public company practice and would discontinue its audit services to the Company following the audit of the Company financial statements for its fiscal year ended July 31, 2002. The audit committee of the Company recommended and the Board of Directors of the Company authorized the termination of Bradshaw and the engagement of Piercy as the Company's independent auditors for its fiscal year ended July 31, 2002.

         During the Company's two most recent fiscal years, there were no disagreements between the Company and Piercy, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Piercy's satisfaction would have caused Piercy to make reference to the subject matter of the disagreement(s) in connection with its reports.

ITEM 8A.  CONTROLS AND PROCEDURES

         An evaluation was performed, as of July 31, 2003, under the supervision and with the participation of our management, including its President and Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on such evaluation, our management has concluded that its disclosure controls and procedures were effective as of July 31, 2003.

         There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to July 31, 2003.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
------   -------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

         Set forth below are the names of all the directors and executive officers of the Company along with certain information relating to the business experience of each of the listed directors and officers.

Name                                Age                       Position
----                                ---                       --------

Ronald J. Tassinari                 60                        Chief Executive Officer, President, Director

Stephen K. Bannon                   49                        Vice-Chairman and Director

Audrey K. Tassinari                 63                        Director

Jeanne Hood                         76                        Director (Chairwoman of the Audit Committee)

Steven G. Barringer                 47                        Director

Randolph C. Read                    50                        Director (Chairman of the Compensation Committee)

Anna M. Morrison                    47                        Chief Accounting Officer

         RONALD J. TASSINARI has been Chairman of the Board of Directors, Chief Executive Officer and President of the Company since its inception in August 1979.

         STEPHEN K. BANNON has been a director of the Company since May 2002. Since early 2002, Mr. Bannon has been Head, Strategic Advisory Services, for The Firm, a leading talent management company in the entertainment and media industries. From July 2000 to early 2002, Mr. Bannon was a Managing Director and head of media and entertainment investment banking at Jefferies & Company, Inc., an institutional brokerage and investment bank for middle market growth companies. From April 1990 through July 1998, Mr. Bannon served as the Chief Executive Officer of Bannon & Co., Inc., an investment banking firm specializing in the entertainment, media and communications industries. Mr. Bannon has been a director and a member of the Executive Committee of First Look Media, Inc. since its inception in December 1993. First Look Media, Inc. specializes in the acquisition and direct distribution of, and worldwide license and sale of distribution rights to, independently produced feature films in a wide variety of genres. From October 1996 to June 2000, Mr. Bannon served as Vice-Chairman of the Board of Directors and Chairman of the Executive Committee of First Look Media, Inc. In addition, Mr. Bannon serves on the Board of Directors of Axiom Navigation Inc., a privately held company in the global positioning satellite communications industry.

         AUDREY K. TASSINARI has been a director of the Company since March 1985. Ms. Tassinari served as the Company's Executive Vice President from April 1986 until July 2002, when she resigned such position in connection with the Company's corporate restructuring. During her tenure with the Company, she was responsible for the Company's management and employee training programs at Table Mountain Casino that grew from approximately 45 employees in 1989 to 850 employees in 1999. From 1973 to 1985, Ms. Tassinari held key management positions in the hotel/casino industry. Ms. Tassinari is the wife of Ronald J. Tassinari, the Company's Chief Executive Officer and President.

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

         STEVEN G. BARRINGER has been a director of the Company since February 1998. Mr. Barringer has been a member of the government relations firm of MGN, Inc. in Washington, D.C. since November 2000. Mr. Barringer also has maintained his own law practice, Steven G. Barringer, P.L.L.C., in Washington, D.C. since November 2000. From April 1999 to October 2000, Mr. Barringer was a member of the law firm of Dickstein Shapiro Morin & Oshinsky, LLP, in Washington, D.C., practicing natural resources and environmental law. From January 1996 to April 1999, he was a member of the law firm of Singer, Brown and Barringer, Las Vegas, Nevada, practicing natural resources and environmental law.

         RANDOLPH C. READ was elected to the Company's board of directors on May 20, 2003. He has been the President and Chief Executive Officer of American Strategic Investments, L.P., an investment fund that focuses on established commercial business operations and investing in both debt and/or equity of those entities, since 2002. Mr. Read served as President of Knowledge Universe Business Group and President of Knowledge Universe Capital Co. from 1999 to 2002. Mr. Read currently is a consultant to certain Knowledge Universe entities and their affiliated companies. In 1999, he was Chairman of the Board of Shopping.com, Inc., an internet retailer, prior to its sale to Compac Computer Corp. From 1996 to 1998, he was Senior Vice President, Chief Financial and Planning Officer of Stone Container Corp., an integrated producer of paperboard and paper-based packaging products. Since 2002, Mr. Read has also served as a director of Brands Shopping Network, Inc. and serves as a director of The Read Foundation.

         ANNA M. MORRISON was appointed Chief Accounting Officer of the Company in April 2003. From August 2002 to April 2003, she provided financial and accounting services for the Company as an outside consultant. She was the President of Morrison Business Resources, Inc. and an associate with Resources Connection, Inc. and Robert Half International, Inc. from 1997 to August 2002. Ms. Morrison served as Vice President - Accounting of Gentle Dental Service Corporation during 1996 and as a manager and an associate for Price Waterhouse LLP, a predecessor of PricewaterhouseCoopers LLP from 1987 to 1992 and from 1993 to 1996. Ms. Morrison is a Certified Public Accountant and received B.S. degrees in business administration - accounting and speech communications from Southern Oregon University in 1987.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons who own more than ten percent of the Company's equity securities are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on the Company's review of the copies of those reports received by it, or written representations from certain reporting persons that no other reports were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended July 31, 2003.

CODE OF ETHICS

         At July 31, 2003, the Company adopted a written code of ethics for its President and Chief Executive Officer and Chief Accounting Officer. A copy of the Company's code of ethics is attached hereto as Exhibit 14.1 to this report.


ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth, with respect to our fiscal years ended July 31, 2003, 2002 and 2001, all compensation earned by our Chief Executive Officer and our other officers who were serving as executive officers at the end of our 2003 fiscal year and whose total annual salary and bonus earned during our 2003 fiscal year exceeded $100,000.

                                          Annual Compensation                           Long-Term Compensation Awards
                                  ------------------------------------        --------------------------------------------------
Name and                   Fiscal                   Other Annual                   Restricted               Securities
Principal Position          Year   Salary ($)     Compensation ($)              Stock Awards ($)      Underlying Options (#)
-------------------------   ----   ----------     ----------------              ----------------      ----------------------

Ronald J. Tassinari,        2003   $ 272,473      $      40,000   (1)          $          --                  25,000      (2)
Chief Executive             2002   $ 408,140      $      40,000   (1)          $          --                  28,470      (3)
 Officer and President      2001   $ 451,500      $      84,177   (4) (5)      $          --                     --

------------------------
(1) Includes SAR/SEP retirement plan contributions totaling $40,000 the Company made on the named executive officer's behalf.

(2) Represents an option granted to the named executive officer in April 2003, with an exercise price of $1.41 per share.

(3) This option was voluntarily canceled by the named executive officer, effective as of July 31, 2002.

(4) Includes SARP/SEP retirement plan contributions totaling $24,000 the Company made on the named executive officer's behalf.

(5) Includes $20,496 relating to the carrying cost of an automobile transferred to the named executive officer.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth:

o The number of shares underlying options the Company granted during its fiscal year ended July 31, 2003 to each of the named executive officers listed in the Summary Compensation Table contained in the "Executive Compensation" subsection of this Form 10-KSB.

o The percentage that the option grant represents of the total options granted to all of the Company's employees during its 2003 fiscal year,

o        The per share exercise price of each option,

o        and the expiration date of each option.

-------------------------- -------------------------- --------------------------- ----------------- ------------------
                                                            Percentage of
                             Number of Securities      Total Options Granted to
Name                          Underlying Options       All Employees in Fiscal                         Expiration
                                    Granted                      Year              Exercise Price         Date
-------------------------- -------------------------- --------------------------- ----------------- ------------------

Ronald J.  Tassinari                25,000                      33.3%                  $1.41        April 15, 2013
-------------------------- -------------------------- --------------------------- ----------------- ------------------


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES TABLE

         The table below includes the number and value of exercisable and unexercisable stock options granted to the executive officers named in the Summary Compensation Table at the fiscal year ended July 31, 2003.

----------------------------------- ------------------- -------------------- -------------------- --------------------
                                    Shares Acquired     Value Realized       Number of            Value of
                                    on Exercise                              Securities           Unexercised
                                                                             Underlying           In-The-Money
Name                                                                         Unexercised          Options at FY-End
                                                                             Options at FY-End    ($)
                                                                             Exercisable /        Exercisable /
                                                                             Unexercisable        Unexercisable
                                                                              (1)                 (1)
----------------------------------- ------------------- -------------------- -------------------- --------------------
Ronald J. Tassinari                               0                 $0            80,555 / 0          $98,133 / 0
----------------------------------- ------------------- -------------------- -------------------- --------------------

------------------------

(1) The closing price for the Company's common shares on July 31, 2003 was $1.75 per share.

COMPENSATION OF DIRECTORS

         Non-employee directors receive $15,000 per annum for serving on the Board of Directors of the Company.

         Jeanne Hood and Steve Barringer also received $10,000 each for serving as the chairpersons for the audit and compensation committees, respectively.

EMPLOYMENT AND SEVERANCE AGREEMENTS

         The Company entered into employment agreements with each of Ronald J. Tassinari, Audrey K. Tassinari and Roy K. Keefer in March 1995. These agreements were amended as of July 20, 1995 and on December 21, 2001. Each of these prior agreements, as amended, had terms expiring on March 31, 2002, subject to extension for an unlimited number of additional one year terms, unless either the executive or the Company provided 30 days' prior written notice to the other party prior to the date of termination of the then current term. The Company entered into substantially similar new employment agreements with each of these executive officers, each effective as of April 1, 2002. The agreements with Ms. Tassinari and Mr. Keefer were terminated, effective as of July 31, 2002, pursuant to separate severance agreements entered into in connection with the Company's corporate restructuring.

         The April 2002 employment agreements each provided for the grants of options to the executives -- an option to purchase 28,470 shares by Ronald J. Tassinari; an option to purchase 10,726 shares by Audrey K. Tassinari; and an option to purchase 9,269 shares by Mr. Keefer. These option grants were intended to compensate the executives for not receiving additional compensation under their prior employment agreements relating to increases in a specified cost-of-living index. Each of these options were voluntarily canceled by the respective optionee as of July 31, 2002.

         Ronald J. Tassinari's April 2002 employment agreement, which provided for him to serve as the Company's Chief Executive Officer and President, was intended to serve as an interim agreement with an expiration date of September 30, 2002, subject to extension to March 31, 2005 under specified circumstances. The initial term was extended to November 30, 2002 and, thereafter to January 31, 2003, pursuant to letter agreements between Mr. Tassinari and the Company. The April 2002 agreement with Mr. Tassinari provided, among other matters, for
(a) an annual base salary of $240,000, subject to adjustments in the event of increases the Company gives to any of its other executives or increases in a specified cost-of-living index, (b) reimbursement for his personal legal and financial consulting expenses to a maximum of 3% of his prior calendar year's base salary, (c) his right to designate the beneficiary on a $2 million term life policy on his life and (d) reimbursement of all normal expenses relating to the use of his personal automobile. The Company also retained the right in the April 2002 employment agreement to otherwise increase Mr. Tassinari's base salary and grant Mr. Tassinari other incentive compensation, such as stock options or bonuses. Mr. Tassinari's April 2002 agreement also contained indemnification provisions relating to his performance of services on the Company's behalf, and confidentiality, non-disparagement, non-competition and non-solicitation provisions.

         Mr. Tassinari's April 2002 employment agreement further provided that, upon his death during the agreement's term, the Company is obligated to pay his designee or estate a lump sum death benefit equal to the sum of (a) the annualized average of the base salary paid to him during the five calendar years immediately preceding his death, plus (b) the annualized average of the incentive awards granted to him during the five calendar years immediately preceding his death. The April 2002 agreement also provided for disability coverage, including continuing to pay him his base salary and keeping in effect any incentive awards during an initial period and then to continuing to pay him for a one year period at a rate equal to the annualized average of the base salary, plus the value of any incentive compensation, paid to him during the prior five calendar years.

         Mr. Tassinari's April 2002 employment agreement provided for payments in the event of his termination "without cause" or if he terminates his employment for "good reason," as such terms are used in the April 2002 agreement. These payments include (a) payment of a sum equal to 2.99 times the annualized average of the base salary, plus the value of any incentive compensation, paid to him during the prior five calendar years, (b) reimbursement of certain legal fees up to $100,000, (c) continuation of, or the payment of an amount equal in value to, all employee benefits which he was entitled to receive immediately prior to termination for the remaining term of the employment agreement and (d) continuation of, or the payment of an amount equal in value to, all medical insurance coverage for him and his family for a twelve month period following termination. The maximum amount of all of these payments may not exceed the amount which would otherwise result in an "excess parachute payment" under section 280G of the Internal Revenue Code, minus $1.00.

         The Company entered into a new employment agreement with Ronald J. Tassinari effective February 1, 2003. Mr. Tassinari's February 2003 employment agreement provides for him to continue to serve as the Company's Chief Executive Officer and President. The term of the February 2003 employment agreement expires on January 31, 2006. The February 2003 agreement with Mr. Tassinari provides, among other matters, for (a) an initial annual base salary of $300,000, subject to adjustments in the event of increases the Company gives to any of its other executives or increases in a specified cost-of-living index,
(b) reimbursement for his personal legal and financial consulting expenses to a maximum of 3% of his prior calendar year's base salary, (c) his right to designate the beneficiary on a $2 million term life policy on his life and (d) reimbursement of all normal expenses relating to the use of his personal automobile. The Company also retained the right in the February 2003 employment agreement to otherwise increase Mr. Tassinari's base salary and grant Mr. Tassinari other incentive compensation, such as stock options or bonuses. Mr. Tassinari's February 2003 agreement also contains indemnification provisions relating to his performance of services on the Company's behalf, and confidentiality, non-disparagement, non-competition and non-solicitation provisions.

         Mr. Tassinari's February 2003 employment agreement further provides that, upon his death during the agreement's term, the Company is obligated to pay his designee or estate a lump sum death benefit equal to the sum of (a) the annualized average of the base salary paid to him during the five calendar years immediately preceding his death, plus (b) the annualized average of the incentive awards granted to him during the five calendar years immediately preceding his death. The February 2003 agreement also provides for disability coverage, including continuing to pay him his base salary and keeping in effect any incentive awards during an initial period and then continuing to pay him for a one year period at a rate equal to the annualized average of the base salary, plus the value of any incentive compensation, paid to him during the prior five calendar years.

         Mr. Tassinari's February 2003 employment agreement provides for payments in the event of his termination "without cause" or if he terminates his employment for "good reason," as such terms are used in the agreement. These payments include (a) payment of a sum equal to 2.99 times the annualized average of the base salary, plus the value of any incentive compensation, paid to him during the prior five calendar years, (b) reimbursement of certain legal fees up to $100,000, (c) continuation of, or the payment of an amount equal in value to, all employee benefits which he was entitled to receive immediately prior to termination for the remaining term of the employment agreement and (d) continuation of, or the payment of an amount equal in value to, all medical insurance coverage for him and his family for a twelve month period following termination. The maximum amount of all of these payments may not exceed the amount which would otherwise result in an "excess parachute payment" under section 280G of the Internal Revenue Code, minus $1.00.

         The Company's severance agreements with Audrey K. Tassinari and Roy K. Keefer provided for payments totaling $757,900 to Ms. Tassinari and $551,060 to Mr. Keefer. The severance agreements provided for their respective resignations as officers of the Company; Ms. Tassinari as its executive vice president and Mr. Keefer as its chief financial officer. Ms. Tassinari continues to serve as a director of the Company. The severance agreements also contain mutual releases, indemnification for acts occurring during their terms of employment and for their retention of options granted to them previously.

         The Company entered into an employment agreement with Anna Morrison, the Chief Accounting Officer, as of April 16, 2003, the date on which she became a full-time employee of the Company. This agreement has a term expiring on July 31, 2004 (subject to extension) and provides for a base salary of $135,000 per year. Ms. Morrison received an option to purchase 50,000 shares of our common stock, at $1.41 per share, upon entering into the agreement and will be entitled to the health insurance and other benefits the Company have traditionally afforded its executive officers. The Company has the right under this agreement to increase Ms. Morrison's base salary and to grant her incentive compensation, such as additional options or bonuses. Ms. Morrison's agreement contains severance or "golden parachute" provisions providing for payments to her equal to 35% of her base salary if she is terminated without cause or she terminates her employment following a change in control of the Company. Such payment percentage will increase by 5% annually, commencing in August 2004.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

         The Company's common stock is the only class of the Company's voting securities presently outstanding.

         The following table sets forth information with respect to the beneficial ownership of shares of the Company's common stock as of the record date for the annual meeting by:

o each person known to beneficially own 5% or more of the outstanding shares of such class of stock, based on filings with the Securities and Exchange Commission and certain other information,

o        each of the Company's "named executive officers" and directors, and

o        all of the Company's executive officers and directors as a group.

         Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. In addition, under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined.

         The term "named executive officers" is defined in the SEC rules as those executive officers that are required to be listed in the Summary Compensation Table provided in the discussion in this report.

Except as otherwise indicated in the notes to the following table,

o The Company believes that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and

o the address for each beneficial owner listed in the table is American Vantage Companies, 4735 S. Durango Dr., Suite 105, Las Vegas, NV, 89147.

                                                                  Amount and Nature of             Percentage of
Name and Address of Stockholder                                   Beneficial Ownership          Outstanding Shares
-------------------------------                                   --------------------          ------------------
YaYa, LLC (1)..................................................       824,811 (2)                      14.5
Ronald J. Tassinari (3)........................................       555,329 (2) (4)                   9.8
Audrey K. Tassinari (5)........................................       555,329 (2) (6)                   9.8
Engex, Inc. (7)................................................       949,201 (8)                      16.7
Rosalind Davidowitz (9)........................................       949,201 (10)                     16.7
Jay H. and Sharyn Brown (11)...................................       348,211 (12)                      6.0
Kinder Investments, L.P., Nesher, LLC and Dov Perlysky (13)....       274,100 (14)                      4.8
Stephen K. Bannon (15).........................................       200,000 (2) (16)                  3.4
Jeanne Hood (17)...............................................        77,501 (2) (18)                  1.4
Steven G. Barringer (19).......................................        45,000 (2) (20)                  0.8
Anna M. Morrison (21)..........................................        25,000 (22)                      0.4
Randolph C. Read (23)..........................................        12,500 (2) (24)                  0.2

All executive officers and directors as a group
   (seven persons) (25)........................................     1,740,141 (26)                     28.5

----------

(1) The address for YaYa, LLC is 1250 4th Street - Suite 580, Santa Monica, California 90401.

(2) YaYa, LLC has granted the Company's board of directors a limited power to direct how YaYa, LLC is to vote its shares of Company common stock pursuant to a voting agreement dated as of April 16, 2003. This power has been granted to the Company's board as a group, and not to any individual director. The Company believes that such voting power is not held by any individual since the board is required to act by plurality. As such, no individual director named in this stockholder table is listed as the beneficial owner of the 824,811 shares owned by YaYa, LLC as of the record date.

(3) Mr. Tassinari is the Company's President and Chief Executive Officer. Mr. Tassinari also serves as Chairman of the Company's board of directors. Mr. Tassinari is the husband by Audrey K. Tassinari, a director of the Company.

(4) Includes (a) 3,698 shares of Company common stock owned of record by Mr. Tassinari, his spouse and child, as joint tenants, (b) 443,293 shares owned by the Tassinari Family Trust, a family trust in which Mr. Tassinari and his wife are trustees and beneficiaries, (c) 80,555 shares issuable upon exercise of options granted to Mr. Tassinari, which shares are exercisable within the next 60 days, and (d) 27,778 shares issuable upon exercise of options granted to Mr. Tassinari's wife, which shares are exercisable within the next 60 days. Mr. Tassinari disclaims beneficial ownership to the (x) 27,778 shares underlying options granted his wife and (y) 221,646 shares held by the Tassinari Family Trust in excess of his pecuniary interest in such trust.

(5) Ms. Tassinari resigned as the Company's Executive Vice President, effective July 31, 2002. Ms. Tassinari continues to serve as one of the Company's directors. Ms. Tassinari is the wife of Ronald J. Tassinari.

(6) Includes (a) 3,698 shares of Company common stock owned of record by Ms. Tassinari, her spouse and child as joint tenants, (b) 443,293 shares owned by the Tassinari Family Trust, a family trust in which Ms. Tassinari and her husband are trustees and beneficiaries, (c) 27,778 shares issuable upon exercise of options granted to Ms. Tassinari, which shares are exercisable within the next 60 days, (d) 80,555 shares issuable upon exercise of options granted to Ms. Tassinari's husband which are exercisable within the next 60 days and (e) five shares held of record by Ms. Tassinari's husband. Ms. Tassinari disclaims beneficial ownership to the (x) 80,555 shares underlying options granted her husband, (y) 221,647 shares held by the Tassinari Family Trust in excess of her pecuniary interest in such trust and (z) the shares held of record by Ms. Tassinari's husband.

(7)      The  address  for Engex,  Inc. is 44 Wall  Street,  New York,  New York
         10005.

(8) According to a Schedule 13D of Engex, Inc., filed with the SEC on July 10, 2003, Engex claims to have sole voting and dispositive power with respect to 474,500 shares of Company common stock and is not a member of a group for Schedule 13D purposes. The president and chairman of Engex is J. Morton Davis. According to the proxy statement of Engex, filed with the SEC on January 13, 2003, the principal stockholders of Engex are (a) Mr. Davis, the reported beneficial owner of 6.2% of the outstanding common stock of Engex, (b) Mr. Davis' wife, Rosalind Davidowitz, the reported beneficial owner of 28.2% of the outstanding common stock of Engex, (c) Kinder Investments L.P., the reported beneficial owner of 11.2% of the outstanding common stock of Engex, and
         (d) Venturetek LP, the reported beneficial owner of 11.4% of the outstanding common stock of Engex. The Engex proxy statement also reports that Dov Perlysky, the managing member of the general partner of Kinder, is the son-in-law of Mr. and Ms. Davis. The shares listed in the principal stockholders table are limited to those shares set forth in the Schedule 13D. See note (14) for information with respect to Kinder's direct ownership interest in the Company's outstanding common stock.

(9) The address of Rosalind Davidowitz is 7 Sutton Place South, Lawrence, New York 11563.

(10) According to a Schedule 13G of Ms. Davidowitz, filed with the SEC on February 4, 2003, Ms. Davidowitz claims to have sole voting and dispositive powers with respect to these shares of Company common stock and that she is not a member of a group for Schedule 13G purposes. The
         Schedule 13G notes that neither Kinder, Nesher nor Mr. Perlysky are a member of a group for Schedule 13G purposes. The shares listed in the principal stockholders table are limited to those shares set forth in the Schedule 13G. See notes (8) and (14) for information concerning Ms. Davidowitz's and Kinder Investments, L.P.'s ownership interest in Engex, another principal stockholder of the Company, Ms. Davidowitz's family relationship with J. Morton Davis, the chairman and president of Engex, and Dov Perlysky, the managing member of Nesher, LLC, the general partner of Kinder, a principal stockholder of Engex and the Company.

(11) These stockholders hold 260,711 shares of Company common stock of record as tenants-in-common. Mr. Brown provides legal services to us and is a member of the advisory group we formed to assist our management in evaluating merger and acquisition candidates. Mr. Brown received an option to purchase 87,500 shares of our common stock upon his appointment to the advisory group, which shares were to become exercisable upon consummation of a merger or acquisition transaction involving the Company during the term of the advisory group. Such an acquisition transaction was consummated on April 16, 2003. The address for Mr. and Ms. Brown is 1801 Waldman Avenue, Las Vegas, Nevada 89102.

(12) Includes 87,500 shares that are issuable upon exercise of an option granted to Mr. Brown, which shares are exercisable within the next 60 days.

(13)     The business address for Kinder  Investments L.P.,  Nesher, LLC and Dov
         Perlysky  is c/o Laidlaw & Co.,  100 Park  Avenue,  New York,  New York
         10017.

(14) According to a Schedule 13G of Kinder Investments, L.P., Nesher, LLC and Dov Perlysky, filed with the SEC on July 17, 2003, (a) Kinder is the owner of these shares of Company common stock and (b) Mr. Perlysky is the managing member of Nesher and Nesher is the general partner of Kinder. The Schedule 13G also reports that Kinder and Nesher have shared voting and dispositive powers with respect to the shares, while Mr. Perlysky, as the managing member of Nesher, has sole voting and dispositive powers with respect to the shares. The Schedule 13G notes that neither Kinder, Nesher nor Mr. Perlysky are a member of a group for Schedule 13G purposes. The shares listed in the principal stockholders table are limited to those shares set forth in the
         Schedule  13G.  See  note  (8)  for  information   concerning  Kinder's
         ownership interest in Engex, another principal stockholder of the Company. See notes (8) and (10) for information concerning Mr. Perlysky's family relationship with J. Morton Davis, the chairman and president of Engex, and Rosalind Davidowitz, the wife of Mr. Davis and a principal stockholder of Engex and the Company.

(15) Mr. Bannon is Vice-Chairman of the Company's board of directors. Mr. Bannon also is a member of the advisory group formed to assist the Company's management in evaluating merger and acquisition candidates. Mr. Bannon received an option to purchase 175,000 shares of Company common stock upon his appointment to the advisory group, which shares were to become exercisable upon consummation of a merger or acquisition transaction involving the Company during the term of the advisory group. Such an acquisition transaction was consummated on April 16, 2003.

(16) Represents 200,000 shares of Company common stock issuable upon exercise of options granted to Mr. Bannon, which shares are exercisable within the next 60 days.

(17)     Ms. Hood is a director of the Company.

(18) Includes 60,834 shares of Company common stock issuable upon exercise of options granted to Ms. Hood that are exercisable within the next 60 days.

(19)     Mr. Barringer is a director of the Company.

(20) Represents 45,000 shares of Company common stock issuable upon exercise of options granted to Mr. Barringer, which shares are exercisable within the next 60 days.

(21)     Ms. Morrison became the Company's Chief Accounting Officer on April 16,
         2003.

(22) Includes 25,000 shares of Company common stock issuable upon exercise of an option granted to Ms. Morrison, which shares are exercisable within the next 60 days. Does not include 25,000 shares of Company common stock issuable upon exercise of an option granted to Ms. Morrison, which shares are not exercisable within the next 60 days.

(23)     Mr. Read became a director of the Company on May 20, 2003.

(24) Includes 12,500 shares of Company common stock issuable upon exercise of an option granted to Mr. Read, which shares are exercisable within the next 60 days. Does not include 12,500 shares of Company common stock issuable upon exercise of an option granted to Mr. Read, which shares are not exercisable within the next 60 days.

(25)     Includes only current executive officers and directors.

(26) Includes those shares beneficially owned by the Company's current executive officers and directors, as set forth in notes (2), (4), (6),
         (16), (18), (20), (22) and (24).


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth, as of July 31, 2003:

o the number of shares of Company common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by the Company's stockholders and those granted under plans, including individual compensation contracts, not approved by the Company's stockholders (column A),
o the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and
o the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                            (A)                          (B)                         (C)
Plan Category                   Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights              equity compensation plans
                                                                                             (excluding securities
                                                                                            reflected in column (A)
------------------------------- ---------------------------- ---------------------------- ----------------------------

Equity compensation plans                   699,835                     $1.76                        858,335
approved by security holders

Equity compensation plans not                25,000                     $1.65                           N/A
approved by security holders

Total                                       724,835                     $1.75                        858,335

------------------------------- ---------------------------- ---------------------------- ----------------------------

         The shares to be issued upon exercise of outstanding options, warrants and rights granted under plans not approved by stockholders consist of:

o 25,000 warrants granted to Gerard, Klauer, Mattison, Inc. on May 3, 2002 in connection with such firm's rendering of investment banking services to the Company. Each of these warrants entitles its holder to purchase one share of Company common stock, at a purchase price of $1.65 per share and expires on May 3, 2007.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

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

         In connection with the execution of their employment agreements, the Company granted to Ronald J. Tassinari and Anna M. Morrison, qualified stock options to purchase 25,000 and 50,000 shares, respectively of the Company's common stock each at an exercise price of $1.41 per share. Mr. Tassinari's shares became exercisable on the date of grant. One-half of Ms. Morrison's shares became exercisable on the date of grant and the remaining one-half are exercisable on April 16, 2004. Both option grants expire ten years from the date of grant.

         The April 16, 2003 closing of the YaYa acquisition resulted in the options previously granted to Stephen K. Bannon on July 12, 2002, to purchase up to 175,000 shares of the Company's common stock at $1.41 per share and the option previously granted to Jay H. Brown on July 12, 2002, to purchase up to 87,500 shares of the Company's common stock at $1.41 per share to each become fully exercisable. Mr. Bannon is the Vice-Chairman of the Board of Directors and Mr. Brown is a beneficial owner of more than five percent of the Company's common stock. These options were granted as compensation for future and past services while serving on the Company's special advisory group to the Board of Directors. The special advisory group was established on July 12, 2002, to identify, review and perform initial due diligence services of potential merger and acquisition candidates on behalf of the Company. The options have a ten-year exercise term and an exercise price equal to the closing price of the common stock on July 12, 2002.

         Jay H. Brown, a beneficial owner of more than five percent of Company common stock, received $90,000 in the fiscal year ended July 31, 2003 and $92,833 in the fiscal year ended July 31, 2002, in consideration for consulting and legal services he performed for the Company's benefit.

         During the fiscal years ended July 31, 2003 and 2002, Mr. Bannon also received $60,000 and $20,000 in consideration for consulting services.

         Mr. Brown also received $90,000 in the fiscal year ended July 31, 2003 and $93,000 in the fiscal year ended July 31, 2002, in consideration for consulting and legal services.

         See subsection entitled "Employment and Severance Agreements" for discussions of the April 2002 employment agreements the Company entered into with each of Ronald J. Tassinari, Audrey K. Tassinari and Roy K Keefer, the options granted to these executive officers pursuant to such employment agreements, the subsequent voluntary cancellations of certain of such options in July 2002 and the July 2002 severance agreements entered into with each of Ms. Tassinari and Mr. Keefer in connection with the Company's July 2002 corporate restructuring.


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
--------  --------------------------------------

(a)      Exhibits

         2.1 Asset Purchase Agreement, dated as of April 16, 2003, among YaYa, LLC, American Vantage Companies and YaYa Media, Inc.
                  (13)

         4.1 American Vantage Companies Common Stock Purchase Warrant to Gerard Klauer Mattison & Co., Inc. (Certificate No.: GKM-1), dated as of May 3, 2002. (12)

         10.1 American Casino Enterprises, Inc. 1991 Officers Stock Option Plan, as amended. (1)

         10.2 American Casino Enterprises, Inc. 1992 Employee Stock Option Plan. (1)

         10.3     American Casino Enterprises, Inc. 1996 Stock Option Plan. (7)

         10.4 Management Consultant Contract, dated March 27, 1993, between the Company and the Table Mountain Band of Indians. (2)

         10.5 Employment Agreement, dated July 20, 1995, between the Company and Ronald J. Tassinari. (2)

         10.6 Employment Agreement, dated July 20, 1995, between the Company and Audrey K. Tassinari. (2)

         10.7 Employment Agreement, dated July 20, 1995, between the Company and Roy K. Keefer. (2)

         10.8 Letter Agreement, dated September 11, 1995, between the Company and Table Mountain Rancheria. (7)

         10.9 Settlement Agreement, dated February 1, 1996, between the Company and the National Indian Gaming Commission. (7)

         10.10 Termination Agreement, dated February 1, 1996, between the Company and the Table Mountain Rancheria. Exhibit A to the Termination Agreement is set forth as Exhibit 99.1 below, and Exhibit B to the Termination Agreement is incorporated herein by reference from Exhibit 10.3 above. (7)

         10.11 Consulting Agreement, dated February 1, 1996, between the Company and Table Mountain Rancheria. (7)

         10.12 Amendment to Consulting Agreement, dated June 26, 1997, between the Company and Table Mountain Rancheria. (9)

         10.13 Joint Venture Agreement, dated as of February 1, 1996, between the Company and the Table Mountain Rancheria. (7)

         10.14 Funding and Loan Agreement, dated February 1, 1996, between United Auburn Indian Community and Table Mountain/ACES Joint Venture (joint venture between the Company and Table Mountain Band of Indians of the Table Mountain Rancheria). (7)

         10.15 Lease, dated June 10, 2003, between the Company and Durango Trop, L.L.C. *

         10.16 Operating Agreement for Border Grill Las Vegas, LLC, dated November 12, 1998, by and between TT&T, LLC and Vantage Bay Group, Inc. (8)

         10.17 Employment Agreement, dated as of April 1, 2002, between American Vantage Companies and Ronald J. Tassinari. (12)

         10.18 Employment Agreement, dated as of April 1, 2002, between American Vantage Companies and Audrey K. Tassinari. (12)

         10.19 Employment Agreement, dated as of April 1, 2002, between American Vantage Companies and Roy K. Keefer. (12)

         10.20 Settlement and General Release Agreement, dated as of July 29, 2002, between Roy K. Keefer and American Vantage Companies.
                  (12)

         10.21    Settlement and General Release Agreement, dated as of July 29,
                  2002,   between  Audrey  K.  Tassinari  and  American  Vantage
                  Companies. (12)

         10.22 Employment Letter Agreement dated September 27, 2002, between Ronald J. Tassinari and American Vantage Companies. (12)

         10.23 Letter agreement, dated July 31, 2002, between Ronald J. Tassinari and American Vantage Companies. (21)

         10.24 Letter agreement, dated July 31, 2002, between Audrey K. Tassinari and American Vantage Companies. (12)

         10.25 Letter agreement, dated July 31, 2002, between Roy K. Keefer and American Vantage Companies. (12)

         10.26 Employment Agreement, dated as of February 1, 2003, between Ronald J. Tassinari and American Vantage Companies. *

         10.27 Employment Agreement, dated April 16, 2003, between Anna M. Morrison and American Vantage Companies. *

         10.28 Voting Agreement, dated as of April 16, 2003, among YaYa, LLC and American Vantage Companies. (13)

         14.1     Code of Ethics, dated as of July 31, 2003. *

         21.1     Subsidiaries of the Registrant.*

         31.1     Certification of Ronald J. Tassinari.*

         31.2     Certification of Anna M. Morrison.*

         32.1     Certification  of Ronald J.  Tassinari  pursuant  to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

         32.2     Certification  of  Anna  M.  Morrison  pursuant  to 18  U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

__________________________

* Filed herewith.

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for July 31, 1992.

(2) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-00905) declared effective on February 13, 1996.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1994.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1995.

(5) Incorporated by reference from the Company's Current Report on Form 8-K filed on February 2, 1996.

(6) Incorporated by reference from the Company's Current Report on Form 8-K filed on July 2, 1996.

(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1996.

(8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1999.

(9) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended July 31, 1997.

(10) Incorporated by reference from the Company's Current Report on Form 8-K filed on June 26, 2001.

(11) Incorporated by reference from the Company's Current Report on Form 8-K filed on September 18, 2002.

(12) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended July 31, 2002.

(13) Incorporated by reference from the Company's Current Report on Form 8-K filed on April 16, 2003.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the last quarter of Fiscal 2003.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------  --------------------------------------

         During Fiscal 2003 and 2002, Piercy Bowler Taylor & Kern were engaged to audit our consolidated financial statements and to perform certain other non-audit services on our behalf. Fees billed to us by this accounting firm for services rendered with respect to our fiscal year ended July 31, 2003 were as follows:

o        Audit fees:  $48,000;
o        Financial information systems design and implementation fees: $0; and
o        All other fees: $29,000.

         Other fees relate primarily to federal tax return preparation and review of the Company's quarterly consolidated financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

Dated:  October 24, 2003

                                    AMERICAN VANTAGE COMPANIES

                                    By:      /s/ Ronald J. Tassinari
                                             ---------------------------------
                                             Ronald J. Tassinari, President and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                          Title                                       Date

/s/ Ronald J. Tassinari             President and Chief Executive Officer,      October 24, 2003
-----------------------             Director (Principal Executive)
Ronald J. Tassinari



/s/ Anna M. Morrison                Chief Accounting Officer                    October 24, 2003
--------------------                (Principal Financial Officer)
Anna M. Morrison



/s/ Stephen K. Bannon               Director                                    October 24, 2003
---------------------
Stephen K. Bannon



/s/ Steven G. Barringer             Director                                    October 24, 2003
-----------------------
Steven G. Barringer



/s/ Jeanne Hood                     Director                                    October 24, 2003
----------------------
Jeanne Hood



/s/ Randolph C. Read                Director                                    October 24, 2003
--------------------
Randolph C. Read



/s/ Audrey K. Tassinari             Director                                    October 24, 2003
-----------------------
Audrey K. Tassinari




46