Form 10QSB
period 2003-10-31
AMERICAN VANTAGE COMPANIES
filed 2003-12-12
CIK 315428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 |X| Quarterly Report Under Section 13 of 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 2003

                |_| Transition Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For the transition period from ____________ to _____________

                         Commission file number 0-10061

                           AMERICAN VANTAGE COMPANIES
        (Exact name of small business issuer as specified in its charter)

            Nevada                                                04-2709807
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

            4735 S. Durango Dr., Suite #105, Las Vegas, Nevada,89147
                    (Address of principal executive offices)

                                 (702) 227-9800
                            Issuer's telephone number

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares outstanding of the issuer's common stock at December 12, 2003 was 5,690,667.

          Transitional Small Business Disclosure Format: |_| YES  |X| NO

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION

  Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            Condensed Consolidated Balance Sheets as of October 31, 2003
              (unaudited) and July 31, 2003                                    3
            Condensed Consolidated Statements of Operations for the
              Three Months Ended October 31, 2003 and 2002 (unaudited)         4
            Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended October 31, 2003 and 2002 (unaudited)         5
            Notes to Condensed Consolidated Financial Statements for the
              Three Months Ended October 31, 2003 and 2002 (unaudited)         6

  Item 2. Management's Discussion and Analysis of Financial Position and
            Results of Operation                                               9

  Item 3. Controls and Procedures                                             14

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                                   15

  Item 2. Changes in Securities                                               15

  Item 3. Defaults Upon Senior Securities                                     15

  Item 4. Submission of Matters to a Vote of Security Holders                 15

  Item 5. Other Information                                                   15

  Item 6. Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                    16

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2003 (unaudited) AND JULY 31, 2003

                                                                      October 31,        July 31,
                                                                          2003             2003
                                                                      -----------      -----------
ASSETS
Current assets:
        Cash and cash equivalents                                     $ 8,608,000      $ 8,454,000
        Accounts and other receivables                                    744,000          767,000
        Other                                                             485,000          395,000
                                                                      -----------      -----------
                                                                        9,837,000        9,616,000

Land held for development or sale                                       3,544,000        3,544,000
Investments in unconsolidated investees                                 1,518,000        1,537,000
Goodwill                                                                2,939,000        2,926,000
Deferred income tax                                                        94,000          214,000
Furniture, equipment and other assets                                     280,000          296,000
                                                                      -----------      -----------
                                                                      $18,212,000      $18,133,000
                                                                      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable and other current liabilities                $   417,000      $   467,000
        Customer deposits                                                 296,000          296,000
        Deferred revenue                                                    1,000          106,000
        Deferred income tax                                                33,000           33,000
                                                                      -----------      -----------
                                                                          747,000          902,000
                                                                      -----------      -----------

Note payable                                                              523,000          523,000
                                                                      -----------      -----------

Stockholders' equity:
        Preferred stock, $.01 par; 10,000,000 shares authorized;
          0 shares issued and outstanding                                      --               --
        Common stock, $.01 par; 10,000,000 shares authorized;
          5,690,667 shares issued and outstanding                          57,000           57,000
        Additional paid-in capital                                      4,963,000        4,963,000
        Retained earnings                                              11,922,000       11,688,000
                                                                      -----------      -----------
                                                                       16,942,000       16,708,000
                                                                      -----------      -----------
                                                                      $18,212,000      $18,133,000
                                                                      ===========      ===========

            See notes to condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002 (unaudited)

                                                                    Three Months Ended
                                                               -----------------------------
                                                               October 31,       October 31,
                                                                   2003              2002
                                                               -----------       -----------
Sales and services                                             $   528,000       $        --

Cost of sales and services                                         197,000                --
                                                               -----------       -----------

Gross profit                                                       331,000                --
                                                               -----------       -----------

Costs and expenses
        General and administrative                                 793,000           208,000
        General and administrative - related parties                71,000           147,000
                                                               -----------       -----------

                                                                   864,000           355,000
                                                               -----------       -----------

Non-operating income
        Equity in income of unconsolidated investees, net          281,000           174,000
        Interest, net                                                   --            37,000
        Other income, net                                          606,000                --
                                                               -----------       -----------

                                                                   887,000           211,000
                                                               -----------       -----------

Income (loss) from continuing operations before income
   tax (expense) benefit                                           354,000          (144,000)

Income tax (expense) benefit                                      (120,000)           24,000
                                                               -----------       -----------

Net income (loss)                                              $   234,000       $  (120,000)
                                                               ===========       ===========

Net income (loss) per common share - basic and diluted         $      0.04       $     (0.03)
                                                               ===========       ===========

 Weighted average number of common shares
    and common share equivalents                                 5,691,000         4,866,000
                                                               ===========       ===========

            See notes to condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002 (unaudited)

                                                                               Three Months Ended
                                                                         -----------------------------
                                                                         October 31,       October 31,
                                                                             2003              2002
                                                                         -----------       -----------
Operating activities
        Net cash used in operating activities                            $  (736,000)      $  (318,000)
                                                                         -----------       -----------

Investing activities
        Purchase of furniture and equipment                                  (16,000)               --
        Purchase U.S. treasury bills                                              --            (3,000)
        Proceeds from note receivable                                        606,000                --
        Cash distribution from unconsolidated restaurant subsidiary          300,000           200,000
                                                                         -----------       -----------

        Net cash provided by investing activities                            890,000           197,000
                                                                         -----------       -----------

Net increase (decrease) in cash and cash equivalents                         154,000          (121,000)

Cash and cash equivalents, at beginning of period                          8,454,000         1,560,000
                                                                         -----------       -----------

Cash and cash equivalents, at end of period                              $ 8,608,000       $ 1,439,000
                                                                         ===========       ===========

            See notes to condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002 (unaudited)

Note 1 - Nature of operations and summary of significant accounting policies

      Interim financial information. The consolidated financial statements include the accounts of the American Vantage Companies and all of its controlled subsidiaries (collectively, the "Company") from the date of their acquisition or creation. All intercompany accounts and transactions have been eliminated. The financial information for the three months ended October 31, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted by the Securities and Exchange Commission under Item 310(b) of Regulation S-B. However, management believes the disclosures made are adequate for a fair presentation to ensure that the interim period financial statements are not misleading.

      The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements (and notes thereto) for the year ended July 31, 2003, which are included in the Company's Form 10-KSB for the year then ended and from which the July 31, 2003 balance sheet information is derived.

      Certain amounts as previously reported for the three months ended October 31, 2002 have been reclassified to conform to the current presentation.

Note 2 - YaYa, LLC asset purchase

      On April 16, 2003, the Company acquired substantially all of the assets and business and certain of the liabilities of YaYa, LLC. YaYa, LLC is an "end-to-end" interactive solutions provider, specializing in the creation and provision of advertiser-driven interactive games and marketing solutions. In addition to advertising applications, YaYa, LLC creates internet games for its clients to be utilized in employee-training programs and for internal communications solutions. YaYa Media, Inc. ("YaYa") is a wholly-owned subsidiary of the Company that was formed specifically to assume the YaYa, LLC assets, business and liabilities and to continue YaYa, LLC's business and operations.

      The following unaudited pro forma information represents the results of operations of the Company as if YaYa had occurred at the beginning of fiscal year 2002:

                                                           Three months ended
                                                               October 31,
                                                         ----------------------
                                                           2003         2002
                                                         ---------    ---------
Net revenues                                             $ 528,000    $ 465,000
Net income (loss)                                        $ 234,000    $(461,000)

Net income (loss) per common share - basic and diluted   $    0.04    $   (0.08)

      The unaudited pro forma information may not be indicative of the results that would actually have been achieved had the acquisitions occurred as of the date of the periods indicated or that may be obtained in the future.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002 (unaudited)

Note 3 - Investments in unconsolidated investees

      The Company, through a wholly owned subsidiary, has a 49% minority interest in an unconsolidated investee (the "Restaurant Investee") that owns and operates a restaurant in a casino hotel located on the Las Vegas "Strip." The Company has no day-to-day management responsibilities in connection with the Restaurant Investee and the Restaurant Investee's operations. The Company excludes the accounts of the Restaurant Investee and instead records the Company's investment using the equity method of accounting, subject to certain contractual adjustments that will continue to be applied until the Restaurant Investee attains sustained profitability. The effect of the adjustments is that the Company has recognized 100% of the initial losses from the Restaurant Investee's operations and its subsequent income and will continue to do so until the initial losses have been offset.

      The following summarizes the condensed balance sheet at October 31, 2003 and the statement of operations for the three months ended October 31, 2003 (unaudited) of the Restaurant Investee:

      Assets                                                    $1,789,000
      Liabilities                                                  349,000
                                                                ----------
      Members' capital                                          $1,440,000
                                                                ==========

      Revenues                                                  $1,653,000
      Expenses                                                   1,386,000
                                                                ----------
      Income from operations                                    $  267,000
                                                                ==========

      In addition, as a result of the YaYa asset acquisition, the Company, through YaYa Media, Inc., obtained a 36% non-controlling interest in an unconsolidated investee that has entered into an in-substance joint venture arrangement to create a promotional event called a video game touring festival. The Company has no capital requirement in connection with this joint venture and is not obligated to provide future financing of the activities. If, after good faith efforts by the parties to this joint venture, there are insufficient corporate sponsors to cover all costs and expenses of staging the initial event, the joint venture shall dissolve and liquidate, unless the parties agree to the contrary.

      The following summarizes the condensed balance sheet at October 31, 2003 and the statement of operations for the three months ended October 31, 2003 (unaudited) of the YaYa investee:

      Assets                                                    $ 114,000
      Liabilities                                                 135,000
                                                                ---------
      Members' deficit                                          $ (21,000)
                                                                ==========

      Revenues                                                  $ 221,000
      Expenses                                                    183,000
                                                                ---------
      Income from operations                                    $  38,000
                                                                ==========

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002 (unaudited)

Note 4 - Options

      The Company currently has two stock option plans. Had the Company used the fair value-based method of accounting and recognized compensation expense as provided for in Statement of Financial Accounting Standards No. 123, Stock-Based Compensation, there would have been no impact to net income for the three months ending October 31, 2003 or 2002 as there were no stock option issuances to employees during those periods.

Note 5 - Other income

      During 1998, the Company wrote-off a note receivable in the amount of $413,000 related to casino predevelopment costs. During September 2003, the Company recorded other income of $606,000, representing the note receivable principal and previously unrecorded accrued interest of $193,000. The Company has no future obligations with respect to the matter.

Note 6 - Contingencies

      Land sale. On September 5, 2003, American Care Group, Inc. ("American Care Group"), a wholly-owned subsidiary of the Company, entered into an "Agreement for Purchase and Sale of Real Property and Escrow Instructions" (the "Agreement") with a national home building company ("Buyer"), contemplating the sale by American Care Group of approximately 40 acres of undeveloped land owned by American Care Group and located in North Las Vegas, Nevada. The Agreement provides for a $7,000,000 purchase price with the Buyer responsible for the real estate broker commission fees. The Buyer may terminate the transaction at any time prior to December 31, 2003 if the Buyer is unable to obtain approval of the Buyer's "tentative map" by the applicable zoning authorities.

      Upon signing the Agreement, the Buyer funded an escrow account with its initial deposit of $100,000. An additional $100,000 deposit was funded on December 5, 2003. The deposits are refundable until December 31, 2003. The Company expects to close the transaction on or before January 30, 2004 and to recognize a pre-tax gain of approximately $3,500,000 upon consummation of this land sale transaction. However, no assurance can be given that the land sale transaction will be consummated.

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operation

      The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report.

Statement on Forward-Looking Statements

      In addition to historical information, this Quarterly Report on Form 10-QSB contains certain forward-looking statements. Such statements include the expected financial performance and its strategic and operations plans concerning American Vantage Companies and its controlled subsidiaries (collectively, the "Company"), as well as all assumptions, expectations, predictions, intentions or beliefs about future events involving the Company, its vendors and customers and other matters. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management and federal and state regulation of the gaming and restaurant industries, any unforeseen change in the markets for advertising applications or computer and internet "gaming," domestic and global economic conditions and changes in federal and state tax laws or the administration of such laws. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this Form 10-QSB is filed, and that may have an effect on the Company's overall performance or financial position.

Results of Operations

For the Three Months Ended October 31, 2003, Compared With the Three Months Ended October 31, 2002

      Sales and services. On April 16, 2003, the Company acquired substantially all of the assets and business and certain of the liabilities of YaYa, LLC. YaYa, LLC is an "end-to-end" interactive solutions provider, specializing in the creation and provision of advertiser-driven interactive games and marketing solutions. In addition to advertising applications, YaYa, LLC creates internet games for its clients to be utilized in employee-training programs and for internal communications solutions. YaYa Media, Inc. ("YaYa") is a wholly-owned subsidiary of the Company that was formed specifically to assume the YaYa, LLC assets, business and liabilities and to continue YaYa, LLC's business and operations.

      The YaYa business generates revenue from relatively few contracts with certain Fortune 1000 companies. During the three months ended October 31, 2003, YaYa generated revenues totaling $528,000, consisting of $433,000 for advisory services, $75,000 for development of custom software products and $20,000 for hosting and reporting services provided to its clients.

       Costs and expenses. General and administrative expenses increased $509,000 or 143.3% for the three months ended October 31, 2003 from those expenses in the comparable period in 2002. This increase in the October 31, 2003 expenses is primarily the result of the following: (i) during Fiscal 2002 the Company implemented a restructuring program resulting in the Company retaining only the Company's President and Chief Executive Officer and significantly reducing other administrative expenses; and, (ii) the April 2003 acquisition of the YaYa, LLC business operations.

      During the three months ended October 31, 2003 and 2002, the Company incurred payroll and payroll-related costs totaling $418,000 and $61,000, respectively for an increase of $357,000 or 585.2%. As discussed above, through April 2003, the Company retained only its President and Chief Executive Officer. At October 31, 2003, the Company has 15 employees including its President and Chief Executive Officer and a Chief Accounting Officer retained in April 2003.

      The increase in payroll and payroll-related costs for the three months ended October 31, 2003 were partially offset by increased accounting fees for the three months ended October 31, 2002. Under the direction of the Chief Executive Officer, during August 2002 to April 2003, the Company outsourced its internal accounting and financial reporting functions resulting in $25,000 of accounting fees expense for the three months ended October 31, 2002, excluding amounts paid to its independent auditor. During April 2003, the Company hired its Chief Accounting Officer.

      Directors fees decreased from $85,000 for the three months ended October 31, 2002 to $26,000 for the three months ended October 31, 2003 for a total decrease of $59,000 or 226.9%. On October 25, 2002, the Company granted to Jeanne Hood, Steven G. Barringer and Stephen K. Bannon, non-qualified stock options to purchase 20,000, 20,000 and 25,000, respectively, of the Company's common stock shares at an exercise price of $1.26 per share. The options were granted as compensation for serving on the Company's board of directors or as a chairperson of a committee of the Company's board. The Company recorded compensation expense, determined using the Black-Scholes option pricing model, which has been included in general and administrative as directors fees expense, totaling $65,000 for these stock options. This decrease was offset by the May 2003 addition of Randolph C. Read as a member of the Company's Board of Directors.

      Legal fees increased from $58,000 for the three months ended October 31, 2002 to $94,000 for the three months ended October 31, 2003 for an overall increase of $36,000 or 62.1%. Related to the Company's on going civil action against the Table Mountain Tribe ("Tribe"), in May 2003, the California Superior Court determined that the Company was entitled to discovery on the Tribe's assertion of sovereign immunity, and after such discovery, the California Superior Court would conduct further proceedings on the sovereign immunity issue. For the three months ending October 31, 2003, the Company incurred legal fees totaling $38,000 for the Table Mountain litigation.

       During the three months ended October 31, 2003 and 2002, the Company incurred rental expense totaling $44,000 and $0, respectively. For the three months ended October 31, 2002, the Company did not pay a monthly rent for its executive offices nor was there an agreement between the parties for any future monthly rental. As of October 1, 2003, the Company relocated its executive offices and incurred rental expenses of $3,000. The rent for the Company's executive office is $2,000 per month. YaYa's executive office, located in Los Angeles, California and its satellite sales office in New York City incurred monthly rental charges of $41,000 for the three months ended October 31, 2003.

      In addition, certain general and administrative expenses, i.e., insurance, telephone, etc., increased for the three months ending October 31, 2003 due to the April 2003 acquisition of the YaYa, LLC business operations.

Non-operating Income

      Income from the Company's unconsolidated investment in its Restaurant Investee, the Border Grill Restaurant, increased from $174,000 for the three months ended October 31, 2002 to $267,000 for the three months ended October 31, 2003. This increase primarily is due to the January 2003 opening of the Mandalay Bay Hotel and Casino's approximately one million square foot convention center. The Border Grill Restaurant is located in a main traffic area near the Mandalay Bay Hotel and Casino's convention center.

      During 1998, the Company wrote-off a note receivable in the amount of $413,000 related to casino predevelopment costs. During September 2003, the Company received $606,000 representing the note receivable principal and accrued interest of $193,000. The Company has no future obligations with respect to the matter.

Application of critical accounting policies

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

      The Company believes that the estimates, assumptions and judgments involved in the accounting policies described below are critical with regards to their potential impact on the consolidated financial statements, so these are considered to be the critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition and accounts receivable.

      Within the context of these critical accounting policies and estimates, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

      Revenue recognition. Revenues, entirely derived from YaYa operations, consist of licensing, advisory services and games hosting and reporting. Licensing revenues from long-term contracts that include producing licensed custom software applications are generally recognized using the percentage-of-completion method, except when collectibility is not reasonably assured, in which case profit is realized using the installment method. The percentage of completion is determined based upon labor hours expended compared to total expected development hours. Development hours associated with the production of the core software is included in the measurement of the contract's progress toward completion as the software is customized. Hours contemporaneously expended for routine enhancements of the core software, however, are excluded from the calculation. Revenue from less significant or short-term arrangements to develop software modifications typically for recurring customers are generally recognized when the services are complete.

      Advisory service fees are recognized based on contract milestones as time is incurred. Licensing fee revenue is recognized ratably over the term of the license, except that they are recognized immediately when the Company has no further services to provide to the licensee. Technical service fees are recognized ratably over the term of the contract.

      Net revenues represent sales to external customers. Intercompany revenues, if any, are eliminated and are immaterial for separate disclosure.

      Reserve for uncollectible accounts receivable. YaYa accounts receivable balances are based on contractual agreements that are primarily with Fortune 1000 companies. As such, YaYa does not make an ongoing estimate relating to the collectibility of its accounts receivable or maintain a reserve for any estimated losses resulting from the inability of its clients to make required payments. However, YaYa does periodically analyze each client account, and, when it becomes aware of a specific client's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the client's overall financial condition, YaYa records a specific provision for uncollectible accounts to reduce the related receivable to the amount that is estimated to be collectible.

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

      During the three months ended October 31, 2003, no impairment charge related to goodwill or other indefinite-lived intangible assets was recorded.

      Intangible assets, such as patents or trademarks, that are determined to have definite lives continue to be amortized over their useful lives and are measured for impairment only when events or circumstances indicate that the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Any impairment charges would be classified as other expense within the consolidated statement of operations.

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

Certain related party transactions

      Non-employee directors received fees totaling $26,000 and $20,000, for the three months ended October 31, 2003 and 2002, respectively, for serving on the Board of Directors of the Company. In addition to a quarterly director's fee, a director was also paid $30,000 for consulting services provided during the three months ended October 31, 2003 and 2002, respectively.

      On October 25, 2002, the Company granted to Jeanne Hood, Steven G. Barringer and Stephen K. Bannon, non-qualified stock options to purchase 20,000, 20,000 and 25,000, respectively, of the Company's common stock shares at an exercise price of $1.26 per share. The options were granted as compensation for serving on the Company's board of directors or as a chairperson of a committee of the Company's board. The Company recorded compensation expense totaling $65,000, determined using the Black-Scholes option pricing model, which was included in general and administrative as directors fees expense.

      In consideration for legal and consulting services, the Company paid a minority shareholder $15,000 and $33,000 during the three months ended October 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

      As of October 31, 2003, the Company had cash and cash equivalents totaling $8,608,000. The Company also had consolidated working capital of $9,090,000 at October 31, 2003, as compared with its working capital of $8,714,000 at July 31, 2003.

      During the three months ended October 31, 2003 and 2002, the Company received capital distributions from its unconsolidated Restaurant Investee totaling $300,000 and $200,000, respectively. However, the Operating Agreement does not provide for guaranteed capital distributions. Therefore, such distributions are subject to fluctuation.

      On September 5, 2003, American Care Group, Inc., a wholly-owned subsidiary of the Company, entered into an "Agreement for Purchase and Sale of Real Property and Escrow Instructions" (the "Agreement") with a national home building company ("Buyer"), contemplating the sale by the Company of approximately 40 acres of undeveloped land owned by American Care Group, Inc. and located in North Las Vegas, Nevada. The Agreement provides for a $7,000,000 purchase price with the Buyer responsible for the real estate broker commission fees. The

Buyer may terminate the transaction at any time prior to December 31, 2003 if the Buyer is unable to obtain approval of the Buyer's "tentative map" by the applicable zoning authorities.

      Upon signing the Agreement, the Buyer funded an escrow account with its initial deposit of $100,000. An additional $100,000 deposit was funded on December 5, 2003. The deposits are refundable until December 31, 2003. The Company expects to close the transaction on or before January 30, 2004 and to recognize a pre-tax gain of approximately $3,500,000 upon consummation of this land sale transaction. However, no assurance can be given that the land sale transaction will be consummated.

      The Company intends to fund its operating costs and merger and acquisition activities from its existing working capital resources, as well as the land sale proceeds, if any. It is possible that future merger and acquisition opportunities may require additional financing resources. The Company may provide for such requirements with financing from financial institutions and/or the issuance of equity securities. No assurance can be given that such financing will be available on advantageous terms to the Company, or at all.

Impact of Inflation

      The Company believes that inflation has not had a material impact on its operations.

Factors That May Affect Future Results

      For the three months ended October 31, 2003, YaYa incurred a net loss of $163,000 as compared to a net loss of $480,000 for the three months ended July 31, 2003. During July 2003, YaYa Media decreased its full-time employee staffing levels with the intent to outsource a specific project's required technical expertise to independent contractors as needed. Despite YaYa Media's efforts to significantly decrease labor costs, there is no assurance that YaYa Media will be successful in its efforts to attain profitability in Fiscal 2004.

      YaYa Media also generates revenue from relatively few contracts with certain companies. A decline in the size or number of these arrangements could adversely affect its future operations.

      On September 5, 2003, the Company entered into an agreement contemplating the sale of approximately 40 acres of undeveloped land owned by one of the Company's wholly-owned subsidiary and located in North Las Vegas, Nevada. The failure to consummate the sale may adversely affect the Company's cash and cash equivalents.

      The Company's board of directors organized a "special advisory group" to seek, review and advise the board on merger and acquisition candidates. The success of the Company is dependent on its ability to identify and consummate one or more mergers or acquisitions within its core strategy to expand into areas of interest in the gaming, entertainment, media and lifestyle industries. No assurance can be given that the Company will successfully acquire other businesses or, if acquired, such businesses will prove to be profitable.

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

Qualitative and Quantitative Disclosures About Market and Interest Rate Risk

      Except for exceeding insured deposit limits (approximately $8,408,000 at October 31, 2003), the Company is exposed to minimal market risks as its investment policy allows only short-term, high-rated securities. The Company does not hold or issue derivatives, derivative commodity instruments or other financial instruments, for trading purposes. At October 31, 2003, the Company's cash and cash equivalents approximate their fair values due to the short-term nature of these instruments.

      During the next 12 months, the Company does not anticipate entering into financing arrangements which would expose it to interest rate risk.

Item 3. Controls and Procedures

      The Company maintains disclosure controls and procedures (as such term is defined in Rule 13a-15(e)) that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

      An evaluation was performed, as of October 31, 2003, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and the Company's Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the Company's management has concluded that the Company's disclosure controls and procedures were effective as of October 31, 2003.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to October 31, 2003.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      Reference is hereby made to Item 3 of the Company's Annual Report on Form 10-KSB, for the fiscal year ended July 31, 2003, filed with the Securities and Exchange Commission on October 29, 2003 (Commission File No.: 0-10061), and to the references made in such Item for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries are parties.

Item 2. Changes in Securities

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      31.1 Certification of Ronald J. Tassinari pursuant to Exchange Act Rule 13a-14(a), in his capacity as President and Chief Executive Officer of the Registrant.
      31.2 Certification of Anna M. Morrison pursuant to Exchange Act Rule 13a-14(a), in her capacity as Chief Accounting Officer of the Registrant.
      32.1 Certification of Ronald J. Tassinari pursuant to Exchange Act Rule 13a-14(b), in his capacity as President and Chief Executive Officer of the Registrant.
      32.2 Certification of Anna M. Morrison pursuant to Exchange Act Rule 13a-14(b), in her capacity as Chief Accounting Officer of the Registrant.

(b)   Reports on Form 8-K.

      On September 10, 2003, the Company filed a Current Report on Form 8-K under Item 12 noting the dissemination of a press release announcing its financial results for the fiscal year ended July 31, 2003.

      On October 21, 2003, the Company filed a Current Report on Form 8-K under
Item 5 reporting that the Company's wholly-owned subsidiary, American Care Group, Inc., and a national home building company had entered into an "Agreement for Purchase and Sale of Real Property and Escrow Instructions" contemplating the sale by the Company of approximately 40 acres of undeveloped land located in North Las Vegas, Nevada.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN VANTAGE COMPANIES


Dated: December 12, 2003                By: /s/ Ronald J. Tassinari
                                           -------------------------------------
                                           Ronald J. Tassinari,
                                           President and Chief Executive Officer


Dated: December 12, 2003               By: /s/ Anna M. Morrison
                                          --------------------------------------
                                          Anna M. Morrison
                                          Chief Accounting Officer