Form 10QSB
period 2003-12-31
AMERICAN VANTAGE COMPANIES
filed 2004-03-18
CIK 315428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ ] Quarterly Report Under Section 13 of 15(d) of the Securities Exchange Act of 1934


                 For the quarterly period ended _______________


[XX] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from November 1, 2003 to December 31, 2003
                                     ----------------    -----------------

                         Commission file number 0-10061


                           AMERICAN VANTAGE COMPANIES
        (Exact name of small business issuer as specified in its charter)


                 Nevada                                 04-2709807
                 ------                                 ----------
      (State or other jurisdiction                    (IRS Employer
    of incorporation or organization)               Identification No.)

            4735 S. Durango Dr., Suite #105, Las Vegas, Nevada, 89147
            ---------------------------------------------------------
                    (Address of principal executive offices)


                                 (702) 227-9800
                            -------------------------
                            Issuer's telephone number


                        Former fiscal year: July 31, 2003
              (Former name, former address and former fiscal year,
                         if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares outstanding of the issuer's common stock at March 15, 2004 was 5,704,107.


         Transitional Small Business Disclosure Format:  [ ] YES  [X] NO

                                TABLE OF CONTENTS
                                -----------------


                                                                                                          PAGE
                                                                                                          ----
PART I - FINANCIAL INFORMATION

   Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Condensed Consolidated Balance Sheets as of December 31, 2003 (unaudited)
                and July 31, 2003                                                                          3
              Condensed Consolidated Statements of Operations for the Two and Five Months
                Ended December 31, 2003 and 2002 (unaudited)                                               4
              Condensed Consolidated Statements of Cash Flows for the Five Months
                 Ended December 31, 2003 and 2002 (unaudited)                                              5
              Notes to Condensed Consolidated Financial Statements for the Two and Five
                 Months Ended December 31, 2003 and 2002 (unaudited)                                       6

   Item 2.  Management's Discussion and Analysis or Plan of Operation                                      12

   Item 3.  Controls and Procedures                                                                        18


   PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                              19

   Item 2.  Changes in Securities                                                                          19

   Item 3.  Defaults Upon Senior Securities                                                                19

   Item 4.  Submission of Matters to a Vote of Security Holders                                            19

   Item 5.  Other Information                                                                              19

   Item 6.  Exhibits and Reports on Form 8-K                                                               19


SIGNATURES                                                                                                 21


EXHIBIT INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 (unaudited) AND JULY 31, 2003

                                                                 December 31,     July 31,
                                                                    2003           2003
                                                                ------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents                                     8,628,000      8,454,000
     Accounts and other receivables                                1,435,000        767,000
     Other                                                           494,000        395,000
                                                                ------------   ------------
                                                                  10,557,000      9,616,000


Film inventory, net                                                  660,000              -
Land held for development or sale                                  3,544,000      3,544,000
Investments in unconsolidated investees                            1,410,000      1,537,000
Goodwill                                                           3,608,000      2,926,000
Deferred income tax                                                  251,000        214,000
Furniture, equipment and other assets                                504,000        296,000
                                                                ------------   ------------
                                                                $ 20,534,000   $ 18,133,000
                                                                ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and other current liabilities             $  1,352,000   $    467,000
     Customer deposits                                               264,000        296,000
     Film production liabilities                                     275,000              -
     Royalties payable                                                95,000              -
     Deferred revenue                                                606,000        106,000
     Deferred income tax                                              33,000         33,000
                                                                ------------   ------------
                                                                   2,625,000        902,000
                                                                ------------   ------------

Note payable                                                         523,000        523,000
                                                                ------------   ------------

Stockholders' equity:
     Preferred stock, $.01 par; 10,000,000 shares authorized;
       0 shares issued and outstanding                                     -              -
     Common stock, $.01 par; 10,000,000 shares authorized;
       5,690,667 shares issued and outstanding                       57,000          57,000
     Additional paid-in capital                                   5,713,000       4,963,000
     Retained earnings                                           11,616,000      11,688,000
                                                                ------------   ------------
                                                                 17,386,000      16,708,000
                                                                ------------   ------------
                                                                $20,534,000    $ 18,133,000
                                                                ============   ============

                       See notes to condensed consolidated financial statements


AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
TWO AND FIVE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (unaudited)

                                                                      Two Months Ended            Five Months Ended
                                                                ---------------------------   ---------------------------
                                                                 December 31,   December 31,   December 31,   December 31,
                                                                    2003           2002           2003          2002
                                                                ------------   ------------   ------------   ------------

Sales and services                                              $    425,000   $          -   $    953,000   $          -

Cost of sales and services                                           137,000              -        334,000              -
                                                                ------------   ------------   ------------   ------------

Gross profit                                                         288,000              -        619,000              -
                                                                ------------   ------------   ------------   ------------

General and administrative
     Other                                                           625,000        142,000      1,418,000        350,000
     Related parties                                                  48,000         55,000        119,000        202,000
                                                                ------------   ------------   ------------   ------------

                                                                    673,000         197,000      1,537,000        552,000
                                                                ------------   ------------   ------------   ------------

Non-operating income (loss)
     Equity in income (loss) of unconsolidated investees, net        (33,000)       (50,000)       248,000        124,000
     Interest, net                                                         -         17,000              -         54,000
     Other, net                                                      (45,000)             -        561,000              -
                                                                ------------   ------------   ------------   ------------

                                                                    (78,000)        (33,000)       809,000        178,000
                                                                ------------   ------------   ------------   ------------

Loss from continuing operations before income tax benefit           (463,000)      (230,000)      (109,000)      (374,000)

Income tax benefit                                                   157,000              -         37,000         24,000
                                                                ------------   ------------   ------------   ------------

Net loss                                                        $   (306,000)  $   (230,000)       (72,000)      (350,000)
                                                                ============   ============   ============  =============

Net loss per common share - basic and diluted                   $      (0.05)  $      (0.05)  $      (0.01) $       (0.07)
                                                                ============   ============   ============  =============

 Weighted average number of common shares
    and common share equivalents                                   5,691,000      4,866,000      5,691,000     4,866,000
                                                                ============   ============   ============  =============


                                  See notes to condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FIVE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (unaudited)

                                                                     Five Months Ended
                                                                ---------------------------
                                                                December 31,    December 31,
                                                                   2003            2002
                                                                ------------   ------------

Operating activities
     Net cash used in operating activities                      $   (695,000)  $   (446,000)
                                                                ------------   ------------

Investing activities
     Purchase of furniture and equipment, net                        (15,000)             -
     Direct acquisition costs, Hypnotic                              (97,000)             -
     Proceeds from U.S. treasury bills, at maturity                        -      3,078,000
     Proceeds from note receivable                                   606,000              -
     Issuance of promissory note                                           -     (1,000,000)
     Cash distribution from unconsolidated restaurant subsidiary     375,000        250,000
                                                                ------------   ------------

     Net cash provided by investing activities                       869,000      2,328,000
                                                                ------------   ------------

Net increase in cash and cash equivalents                            174,000      1,882,000

Cash and cash equivalents, at beginning of period                  8,454,000      1,560,000
                                                                ------------   ------------

Cash and cash equivalents, at end of period                     $  8,628,000   $  3,442,000
                                                                ============   ============

                      See notes to condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWO AND FIVE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (unaudited)



NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CHANGE IN FISCAL YEAR END. On February 2, 2004, the Board of Directors of American Vantage Companies ("AVCS" or "Company") approved a change in the Company's fiscal year ending July 31, subject to Internal Revenue Service approval. The new fiscal year will begin on January 1 and end on December 31 of each year, effective with the year ended December 31, 2003.

         Unaudited information for the transition periods, November 1 through December 31, 2003, August 1 through December 31, 2003 and the comparative periods for 2002, are included in this Transition Report on Form 10-QSB. Audited information for the transition periods, August 1 through December 31, 2003, will be included in the AVCS's Annual Report on Form 10-KSB to be filed for the Company's new fiscal year ending December 31, 2004.

         BUSINESS ACTIVITIES. As discussed in Note 2, on December 31, 2003, American Vantage Media Corporation ("AVM"), a wholly-owned subsidiary of the AVCS, acquired substantially all of the assets and business and certain of the liabilities of Enigma Media, Inc. ("Enigma"), dba Hypnotic ("Hypnotic"), and began operations effective January 1, 2004. Accordingly, no AVM revenues or expenses are included in the condensed consolidated financial statements for the two or five months ending December 31, 2003.

         AVM acquired from Enigma its television, branded entertainment and distribution operations and specific intellectual property, including an 830 short-film library, plus an ownership interest in two feature films.

         Interim financial information. The condensed consolidated financial statements include the accounts of American Vantage Companies and all of its controlled subsidiaries (collectively, the "Company") from the date of their acquisition or creation. All intercompany accounts and transactions have been eliminated. The financial information for the two and five months ended December 31, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted by the Securities and Exchange Commission under Item 310(b) of Regulation S-B. However, the Company believes the disclosures made are adequate for a fair presentation to ensure that the interim period financial statements are not misleading.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements (and notes thereto) for the year ended July 31, 2003, which are included in the Company's Form 10-KSB for the year then ended and from which the July 31, 2003 balance sheet information is derived, and the Form 8-K (Date of Report: December 31, 2003) concerning the acquisition of substantially all of the assets and business and certain liabilities of Hypnotic.

         Certain amounts as previously reported for the two and five months ended December 31, 2002 have been reclassified to conform to the current presentation.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWO AND FIVE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (unaudited)


NOTE 2 - YAYA, LLC AND HYPNOTIC ASSET PURCHASES

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

         On December 31, 2003, AVM acquired substantially all of the assets and business and certain of the liabilities of Hypnotic and began operations January 1, 2004.

         AVM acquired from Enigma its television, branded entertainment and distribution operations and specific intellectual property, including an 830 short-film library, plus an ownership interest in two feature films, "Living the Lie" and "Mail Order Bride." Hypnotic has a television development and production arrangement with Warner Bros. TV. Together with Warner Bros., Hypnotic currently produces "The O.C." for the FOX broadcasting network.

         Consideration paid in acquiring the Hypnotic assets, business and liabilities consisted of the issuance of 1,000,000 warrants (each, a "Warrant") to Enigma. Each Warrant, which we have valued at $0.75 per Warrant, grants its holder the right to purchase one share of the Company's common stock, par value $0.01 per share, at an exercise price of $5.00 per share, at any time on or before December 31, 2013. The terms of the Warrants were based on arm's-length negotiations between the Company and Enigma.

         The following table summarizes the allocated estimated fair value of Hypnotic's assets and liabilities at December 31, 2003, and calculates the resulting goodwill balance. Certain valuation assumptions are still being assessed by management. The goodwill calculation and measurement is subject to refinement over the year following the acquisition.

Purchase price:
  Issuance of 1,000,000 warrants for shares of the Company's common stock           750,000
                                                                               ------------

Acquisition direct costs:
  Issuance of common stock options as investment banking fee                         30,000
  Legal, accounting and other miscellaneous direct acquisition costs                 97,000
                                                                               ------------
Total purchase price and direct costs                                               877,000
                                                                               ------------

Fair value of Hypnotic's assets and liabilities:
  Assets
   Film library                                                                     660,000
   Furniture and equipment                                                          151,000
   Other assets (including $25,000 in identifiable intangibles)                     135,000
   Current assets (including $843,000 in accounts receivable)                     1,102,000
                                                                               ------------
                                                                                  2,048,000
                                                                               ------------


AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWO AND FIVE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (unaudited)

      Liabilities
               Film library and production
               liabilities                                                          612,000
                Deferred revenue
                                                                                    585,000
               Current liabilities
                                                                                    643,000
                                                                               ------------

                                                                                  1,840,000
                                                                               ------------
Fair value of identifiable net liabilities assumed
                                                                                    208,000
                                                                               ------------

Goodwill (costs plus fair value of net liabilities assumed)                    $    669,000
                                                                               ============

         The following unaudited pro forma information represents the results of operation of the Company as if YaYa and Hypnotic had occurred at January 1, 2002:

                                                                     Five months ended
                                                                        December 31,
                                                                ---------------------------
                                                                   2003             2002
                                                                ------------   ------------

Net revenues                                                    $  9,318,000   $ 11,008,000
                                                                ============   ============
Net loss                                                        $  1,551,000   $  1,926,000
                                                                ============   ============

Net loss per common share - basic and diluted                          $0.27          $0.34
                                                                ============   ============

         The unaudited pro forma information may not be indicative of the results that would actually have been achieved had the acquisitions occurred as of the date of the periods indicated or that may be obtained in the future.

NOTE 3 - INVESTMENTS IN UNCONSOLIDATED INVESTEES

         The Company, through a wholly-owned subsidiary, has a 49% minority interest in an unconsolidated investee (the "Restaurant Investee") that owns and operates a restaurant in a casino hotel located on the Las Vegas "Strip." The Company has no day-to-day management responsibilities in connection with the Restaurant Investee and the Restaurant Investee's operations. The Company excludes the accounts of the Restaurant Investee and instead records the Company's investment using the equity method of accounting, subject to certain contractual adjustments that will continue to be applied until the Restaurant Investee attains sustained profitability. The effect of the adjustments is that the Company has recognized 100% of the initial losses from the Restaurant Investee's operations and its subsequent income and will continue to do so until the initial losses have been offset.

         The following summarizes the condensed balance sheet at December 31, 2003, and the statement of operations for the five months ended December 31, 2003 (unaudited) of the Restaurant Investee:

         Assets                                                 $  1,670,000
         Liabilities                                                 308,000
                                                                ------------

         Members' capital                                       $  1,362,000
                                                                ============

         Revenues                                               $  2,344,000
         Expenses                                                  2,080,000
                                                                ------------

         Income from operations                                 $    264,000
                                                                ============

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWO AND FIVE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (unaudited)

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

         The following summarizes the condensed balance sheet at December 31, 2003 and the statement of operations for the five months ended December 31, 2003 (unaudited) of the YaYa investee:

         Assets                                                 $     26,000
         Liabilities                                                 131,000
                                                                ------------

         Members' deficit                                       $    105,000
                                                                ============

         Revenues                                               $    226,000
         Expenses                                                    272,000
                                                                ------------

         Loss from operations                                   $     46,000
                                                                ============

NOTE 4 - STOCKHOLDERS' EQUITY

         Pursuant to the December 31, 2003 asset acquisition agreement among Enigma and the Company, the Company issued Warrants to Enigma, which we have valued at $0.75 per warrant, to purchase a total of 1,000,000 shares of the Company's common stock, par value $0.01 per share, at an exercise price of $5.00 per share (the "Exercise Price"), expiring on December 31, 2013. The Company and Enigma fixed the terms of the Warrants pursuant to arm's-length negotiations.

         Commencing on July 1, 2006, the Company may redeem the Warrants, in whole or in part, at a redemption price of $0.75 per Warrant, provided that the average of the closing sale prices of the Company's common stock as reported on the Nasdaq Stock Market or other reporting system that provides last sale prices, has been at least 200% of the Exercise Price for a period of 20 consecutive trading days ending on the third day prior to the date on which the Company gives notice of redemption. Enigma may exercise 800,000 Warrants immediately and the remaining 200,000 Warrants after October 31, 2004. The Company has the right to set off indemnification claims of up to $150,000 against Enigma by canceling up to 200,000 Warrants at a rate of $0.75 per Warrant and to recoup up to an additional $400,000 of indemnification claims by increasing the Exercise Price of the remaining 800,000 Warrants up to $0.50 per Warrant.

         Holders of Warrants have the right to demand one registration for resale of the shares underlying the Warrants at the expense of the Company and two additional registrations at their own expense. They also have unlimited piggyback registrations with respect to shares that have not been previously registered.

         The April 2003 closing of the YaYa acquisition transaction resulted in the contingent option previously granted to a director on July 12, 2002 to purchase up to 175,000 shares of the Company's common stock at $1.41 per share, and the contingent option previously granted to the Company's outside corporate counsel on July 12, 2002 to purchase up to 87,500 shares of the Company's common stock at $1.41 per share, to each become fully exercisable. These options were granted as compensation for serving on the Company's special advisory group to

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWO AND FIVE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (unaudited)

the board of directors. The special advisory group was established on July 12, 2002 to identify, review and perform initial due diligence services of potential merger and acquisition candidates on behalf of the company. Based on the Black-Scholes option pricing model, the Company initially capitalized approximately $365,000 as prepaid acquisition/investment fee costs. As a result of the YaYa and Hypnotic transactions, the Company reclassified $100,000 and $30,000, respectively or approximately 4% of each overall purchase price, as direct costs of the acquisition. At December 31, 2003, the Company has $235,000 in capitalized prepaid acquisition/investment fee costs related to these option grants.

         The Company currently has two stock option plans. Under the intrinsic value method, no compensation cost has been recognized for employee stock-based compensation under the applicable circumstances. Had the Company used the fair value-based method of accounting and recognized compensation expense as provided for in Statement of Financial Accounting Standards No. 123, Stock-Based Compensation, net loss and net loss per share for the five months ended December 31, 2003 and 2002 would have been as follows:

                                                                    2003            2002
                                                                ------------   ------------

Pro forma net loss                                              $    552,000    $   350,000
                                                                ============   ============

Pro forma net loss per share - basic and diluted                $       0.10    $      0.03
                                                                ============   ============


NOTE 5 - CONTINGENCIES

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

         In January 2004, the California Superior Court granted an order dismissing the Company's complaint due to lack of jurisdiction on the issue of the Tribe's sovereign immunity. The Company is filing an appeal with the California Appellate Court.


NOTE 6 - SUBSEQUENT EVENTS

         LAND SALE. On January 30, 2004, American Care Group, Inc. ("Subsidiary"), a wholly-owned subsidiary of the Company and R & S Tropical, LLC ("Buyer"), as assignee of a national home building company ("Assignee"), completed the sale of approximately 40 acres of undeveloped land owned by the Company and located in North Las Vegas, Nevada.

         The net pre-tax cash proceeds, totaling $7,007,000, are anticipated to be utilized in the Company's previously announced strategy of expanding into areas of interest in the entertainment, gaming, media and lifestyle industries through mergers or acquisitions.

         The Company recognized a pre-tax gain of approximately $3,500,000 upon consummation of this land sale transaction.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWO AND FIVE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (unaudited)



         WELLSPRING STOCK ACQUISITION. On February 3, 2004, AVM acquired all of the capital stock of Wellspring Media, Inc. ("Wellspring").

         Wellspring is a leading distributor of world cinema and wellness programming. Wellspring's assets include a film library with approximately 1,000 titles distributed via its Theatrical, Home Video/DVD, Worldwide Sales and Direct Response units.

           The aggregate purchase price for the shares of Wellspring capital stock was $8,000,000, of which $4,000,000 was paid in cash and $4,000,000 will be paid pursuant to AVM's secured negotiable notes and a secured non-negotiable note. The notes bear interest at 7% per annum, are payable quarterly, and mature on February 3, 2006. The notes are guaranteed by Wellspring and are secured by a junior line on all of the assets of Wellspring and a pledge of Wellspring's capital stock by AVM. The liens are subordinate to the rights of Atlantic Bank of New York, Wellspring's principal lender. The source of the funds used in the acquisition was the Company's cash reserves.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report.


STATEMENT ON FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Transition Report on Form 10-QSB contains certain forward-looking statements. Such statements include the expected financial performance and its strategic and operations plans concerning American Vantage Companies and its controlled subsidiaries (collectively, the "Company"), as well as all assumptions, expectations, predictions, intentions or beliefs about future events involving the Company, its vendors and customers and other matters. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management and federal and state regulation of the film industries, viewer habits and demand for Hypnotic's and Wellspring's television and film projects and film libraries, gaming and restaurant industries, any unforeseen change in the markets for advertising applications or computer and internet "gaming," domestic and global economic conditions and changes in federal and state tax laws or the administration of such laws. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this Form 10-QSB is filed, and that may have an effect on the Company's overall performance or financial position.


RESULTS OF OPERATIONS

FOR THE TWO AND FIVE MONTHS ENDED DECEMBER 31, 2003, COMPARED WITH THE TWO AND FIVE MONTHS ENDED DECEMBER 31, 2002

         Overview. Effective July 29, 2002, the Company initiated a complete corporate restructuring that resulted in the severance of all executive and administrative staff, with the exception of its Chief Executive Officer. In addition, the Company terminated its month-to-month lease for its executive offices and significantly reduced other administrative expenses. During April 2003, the Company hired its Chief Accounting Officer.

         On April 16, 2003, the Company, through its wholly-owned subsidiary YaYa Media, Inc. ("YaYa"), acquired substantially all of the assets and business and certain of the liabilities of YaYa, LLC. The results of operations for YaYa from April 16, through December 31, 2003, are included in the condensed consolidated financial statements for the two and five months ended December 31, 2003.

         On December 31, 2003, the Company's wholly-owned subsidiary, American Vantage Media, Inc. ("AVM"), acquired substantially all of the assets and business and certain of the liabilities of Hypnotic and began operations effective January 1, 2004. As such, no AVM revenues or expenses are included in the condensed consolidated financial statements for the two or five months ending December 31, 2003.

         SALES AND SERVICES. YaYa is an "end-to-end" interactive solutions provider, specializing in the creation and provision of advertiser-driven interactive games and marketing solutions. In addition to advertising applications, YaYa creates internet games for its clients to be utilized in employee-training programs and for internal communications solutions.

         The YaYa business generates revenue from relatively few contracts with a number of Fortune 1000 companies. During the two and five months ended December 31, 2003, YaYa generated revenues totaling $425,000 and $953,000, respectively. Revenues for the two months ended December 31, 2003 consist of $337,000 for advisory services, $56,000 for development of custom software products and $32,000 for hosting and reporting services provided to its clients. Revenues for the five months ended December 31, 2003 consist of $770,000 for advisory services, $131,000 for development of custom software products and $52,000 for hosting and reporting services provided to its clients.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $476,000 or 241.6% for the two months ended December 31, 2003 from corresponding expenses in 2002, and increased $985,000 or 178.4% for the five months ended December 31, 2003 from corresponding expenses in 2002. These increases primarily are the result of the corporate restructuring program and the acquisition of the YaYa, LLC business operations as discussed above (see "Overview").

         During the two and five months ended December 31, 2003, the Company incurred payroll and payroll-related costs totaling $423,000 and $856,000, respectively, as compared to $41,000 and $101,000 for the same respective periods ended December 31, 2002. The increased payroll costs primarily reflect the April 2003 hiring of the Company's Chief Accounting Officer, $555,000 relating to YaYa employee costs and $117,000 in employee bonuses. At December 31, 2003, the Company had 15 employees including its President and Chief Executive Officer and Chief Accounting Officer.

         Directors fees for the two and five months ended December 31, 2003 totaled $18,000 and $44,000, respectively as compared to $14,000 and $98,000 for the same respective periods ended December 31, 2002. On October 25, 2002, the Company granted to Jeanne Hood, Steven G. Barringer and Stephen K. Bannon, non-qualified stock options to purchase 20,000, 20,000 and 25,000, respectively, of the Company's common stock shares at an exercise price of $1.26 per share. The options were granted as compensation for serving on the Company's board of directors or as a chairperson of a committee of the Company's board. The Company recorded compensation expense totaling $65,000, determined using the Black-Scholes option pricing model, which has been included in general and administrative--related parties as directors fees expense. This decrease from the prior year's two and five month periods' expenses was offset, in part, by the May 2003 addition of Randolph C. Read as a member of the Company's Board of Directors.

         Legal fees for the two and five months ended December 31, 2003 totaled $36,000 and $130,000, respectively, as compared to $56,000 and $115,000 for the same respective periods ended December 31, 2002. For the comparative two months ended December 31, legal fees were lower during 2003 as the negotiated monthly legal retainer to the Company's corporate counsel was decreased. For the comparative five months ended December 31, legal fees were primarily higher during 2003 due to an increase in costs totaling $21,000 relating to the Tribe litigation.

         During the two and five months ended December 31, 2003, the Company incurred rental expense totaling $74,000 and $31,000, respectively, as compared to $0 for the same respective periods ended December 31, 2002. For the five months ended December 31, 2002, the Company did not pay a monthly rent for its executive offices nor was there an agreement between the parties for any future monthly rental. As of October 1, 2003, the Company relocated its executive offices. The rent for the Company's executive office is $2,000 per month. YaYa's executive office, located in Los Angeles, California and its satellite sales office in New York City incurred monthly rental charges of $68,000 for the five months ended December 31, 2003.

         In addition, certain general and administrative expenses, i.e., insurance, telephone, etc., increased for the five months ending December 31, 2003 due to the April 2003 acquisition of the YaYa, LLC business operations.


NON-OPERATING INCOME (LOSS)

         Income from the Company's unconsolidated investment in its Restaurant Investee, the Border Grill Restaurant, increased from $124,000 for the five months ended October 31, 2002 to $264,000 for the five months ended December 31, 2003. The Company believes that this increase primarily is due to the January 2003 opening of the Mandalay Bay Hotel and Casino's approximately one million square foot convention center. The Border Grill Restaurant is located in a main traffic area near the Mandalay Bay Hotel and Casino's convention center.

         During 1998, the Company wrote-off a note receivable in the amount of $413,000 related to casino predevelopment costs. During September 2003, the Company received $606,000 representing the note receivable principal and accrued interest of $193,000. The Company has no future obligations with respect to the matter nor does it expect any future payments related to this note.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's condensed consolidated financial statements included in this Transition Report on Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

         The Company believes that the estimates, assumptions and judgments involved in applying the accounting policies described below are critical with regards to their potential impact on the condensed consolidated financial statements, so these are considered to be the critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition and accounts receivable.

         Within the context of these critical accounting policies and estimates, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different estimates or other amounts being reported.

         REVENUE RECOGNITION. Revenues, entirely derived from YaYa operations, consist of licensing, advisory services and games hosting and reporting. Licensing revenues from long-term contracts that include producing licensed custom software applications are generally recognized using the percentage-of-completion method, except when collectibility is not reasonably assured, in which case profit is realized using the installment method. The percentage of completion is determined based upon labor hours expended compared to total expected development hours. Development hours associated with the production of the core software is included in the measurement of the contract's progress toward completion as the software is customized. Hours contemporaneously expended for routine enhancements of the core software, however, are excluded from the calculation. Revenue from less significant or short-term arrangements to develop software modifications typically for recurring customers is generally recognized when the services are complete.

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

         ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE. YaYa accounts receivable balances are based on contractual agreements that are primarily with Fortune 1000 companies. As such, YaYa does not believe there is any significant risk relating to the collectibility of its accounts receivable that would require a general allowance for any estimated losses resulting from the inability of its clients to make required payments. However, YaYa does periodically analyze each client account, and, when it becomes aware of a specific client's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the client's overall financial condition, YaYa would record a specific provision for uncollectible accounts to reduce the related receivable to the amount that is estimated to be collectible.

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

         The Company's periodic impairment assessments of indefinite-lived assets are an integral part of the Company's ongoing strategic review of its business operations. Therefore, the Company's estimates may change in future periods due to, among other things, technological change, economic conditions, changes in business plans or an inability to successfully implement business plans. Such changes may result in impairment charges recorded in future periods.

         During the five months ended December 31, 2003, no impairment charge related to goodwill or other indefinite-lived intangible assets was recorded.

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

         PRINCIPALS OF CONSOLIDATION. The Company, through a wholly-owned subsidiary, has a 49% minority interest in an unconsolidated investee that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip. The Company is involved in long-term strategic planning, but has no day-to-day management responsibilities in connection with the Investee and the Investee's operations. Therefore, the Company excludes the accounts of the Restaurant Investee and instead records its investment using the equity method of accounting subject to certain contractual adjustments until the Restaurant Investee attains sustained profitability. The effect of the adjustments is that the Company has recognized 100% of the initial losses from the Restaurant Investee's operations and its subsequent income and will continue to do so until the initial losses have been offset.

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


SIGNIFICANT RELATED PARTY TRANSACTIONS

         Non-employee directors received $18,000 and $44,000, for the two and five months ended December 31, 2003, respectively, for serving on the Board of Directors of the Company. In addition to a quarterly director's fee, Stephen K. Bannon was also paid $20,000 and $50,000 for consulting services provided during the two and five months ended December 31, 2003, respectively. Mr. Bannon is the Vice-Chairman of the board of directors and Chairman of the Company's special advisory group to the board of directors.

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

           These options were granted as compensation for future and past services while serving on the Company's special advisory group to the board of directors. The special advisory group was established on July 12, 2002, to identify, review and perform initial due diligence services of potential merger and acquisition candidates on behalf of the Company. The options have a ten-year exercise term and a exercise price equal to the closing price of the common stock on July 12, 2002. Based on the Black-Scholes option pricing model, the Company initially capitalized approximately $365,000 as prepaid acquisition/investment fee costs. As a result of the YaYa and Hypnotic acquisitions, the Company reclassified $130,000 or approximately 4% of the overall purchase price (per acquisition), of these capitalized prepaid acquisition/investment fee costs as direct costs of the acquisitions.

         In addition to the options granted to attorney Jay H. Brown for his services on the Company's special advisory group, as consideration for legal and consulting services, the Company also paid him approximately $10,000 and $25,000 during the two and five months ended December 31, 2003, respectively.

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


LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2003, the Company had cash and cash equivalents totaling $8,628,000. The Company also had consolidated working capital of $7,932,000 at December 31, 2003, as compared with its working capital of $8,714,000 at July 31, 2003.

         During the five months ended December 31, 2003 and 2002, the Company received capital distributions from its unconsolidated Restaurant Investee totaling $375,000 and $250,000, respectively. However, the Operating Agreement does not provide for guaranteed capital distributions. Therefore, such distributions are subject to fluctuation.

         During 1998, the Company wrote-off a note receivable in the amount of $413,000 related to casino predevelopment costs. During September 2003, the Company recorded other income of $606,000, representing the cash receipt of the note receivable principal and previously unrecorded accrued interest of $193,000. The Company has no future obligations with respect to the matter.

         On January 30, 2004, American Care Group, Inc. ("Subsidiary"), a wholly-owned subsidiary of the Company and R & S Tropical, LLC ("Buyer"), as assignee of a national home building company ("Assignee"), completed the sale of approximately 40 acres of undeveloped land owned by the Company and located in North Las Vegas, Nevada. The sale was pursuant to an "Agreement for Purchase and Sale of Real Property and Escrow Instructions", dated September 5, 2003, between Subsidiary and Assignee. The net proceeds, totaling $7,007,000, are anticipated to be utilized in the Company's previously announced strategy of expanding into areas of interest in the gaming, entertainment, media and lifestyle industries through mergers or acquisitions.

         On February 3, 2004, AVM acquired all of the capital stock of Wellspring Media, Inc. ("Wellspring") pursuant to a Stock Purchase Agreement. The aggregate purchase price for the shares of Wellspring capital stock was $8,000,000, of which $4,000,000 was paid in cash and $4,000,000 will be paid pursuant to AVM's secured negotiable notes and a secured non-negotiable note. The notes bear interest at 7% per annum, payable quarterly, and mature on February 3, 2006.

         The Company intends to fund its operating costs and merger and acquisition activities from its existing working capital resources, as well as the land sale proceeds. It is possible that future merger and acquisition opportunities may require additional financing resources. The Company may provide for such requirements with financing from financial institutions and/or the issuance of equity securities. No assurance can be given that such financing will be available on advantageous terms to the Company, or at all.


IMPACT OF INFLATION

         The Company believes that inflation has not had a material impact on its operations.


FACTORS THAT MAY AFFECT FUTURE RESULTS

          For the five months ended December 31, 2003, YaYa incurred a net loss of $295,000. During July 2003, YaYa decreased its full-time employee staffing levels with the intent to outsource a specific project's required technical expertise to independent contractors as needed. Despite YaYa Media's efforts to significantly decrease labor costs, there is no assurance that YaYa Media will be successful in its efforts to attain profitability in 2004.

         YaYa Media also generates revenue from relatively few contracts with certain companies. A decline in the size or number of these arrangements could adversely affect its future operations.

         On December 31, 2003, AVM acquired from Enigma its television, branded entertainment and distribution operations and specific intellectual property, including an 830 short-film library, plus an ownership interest in two feature films, "Living the Lie" and "Mail Order Bride." Hypnotic, formed by Doug Liman and Dave Bartis, has a television development and production arrangement with Warner Bros. TV. Together with Warner Bros, Hypnotic currently produces "The O.C." for the FOX broadcasting network.

         On February 3, 2004, AVM acquired all of the capital stock of Wellspring Media, Inc. ("Wellspring") pursuant to a Stock Purchase Agreement. Wellspring is a leading distributor of world cinema and wellness programming. Wellspring's assets include a film library with approximately 1,000 titles distributed via its Theatrical, Home Video/DVD, Worldwide Sales and Direct Response units.

         Costs and expenses, primarily for labor, facilities and related matters, are expected to increase due to the December 31, 2003 acquisition of Hypnotic and the February 3, 2004 acquisition of Wellspring.

         Although it is anticipated that certain labor and other cost efficiencies can be identified from the YaYa and AVM operations, no assurance can be given that the Company will be successful in reducing YaYa's and AVM's overall costs.

          The Company's board of directors organized a "special advisory group" to seek, review and advise the board on merger and acquisition candidates. The success of the Company is dependent on its ability to identify and consummate one or more mergers or acquisitions within its core strategy to expand into areas of interest in the entertainment, gaming, media and lifestyle industries. No assurance can be given that the Company will successfully acquire other businesses or, if acquired, such businesses will prove to be profitable.

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

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET AND INTEREST RATE RISK

         Except for exceeding insured deposit limits (approximately $8,428,000 at December 31, 2003), the Company is exposed to minimal market risks as its investment policy allows only short-term, high-rated securities. The Company does not hold or issue derivatives, derivative commodity instruments or other financial instruments, for trading purposes. At December 31, 2003, the Company's cash and cash equivalents approximate their fair values due to the short-term nature of these instruments.

         During the next 12 months, the Company may enter into financing arrangements which would expose it to interest rate risk.


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

         An evaluation was performed, as of December 31, 2003, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and the Company's Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the Company's management has concluded that the Company's disclosure controls and procedures were effective as of October 31, 2003.

         There have been no significant changes in the Company's internal controls and procedures or in other factors that could significantly affect the Company's internal controls and procedures subsequent to December 31, 2003. We are evaluating and intend to adjust the internal controls and procedures of Hypnotic and Wellspring to conform with the disclosure controls and procedures of the Company.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         See Part I "Note 5 - Contingencies" of the Notes to Condensed Consolidated Financial Statements for current information concerning material litigation involving the Company.


ITEM 2.  CHANGES IN SECURITIES
------------------------------

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None.


ITEM 5.  OTHER INFORMATION
--------------------------

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits

10.1 Asset Purchase Agreement, dated as of December 31, 2003, among American Vantage Companies, American Vantage Media Corporation and Enigma Media, Inc. (Incorporated by reference to exhibit 2.1 to the registrant's Form 8-K (Commission file number: 0-10061), filed with the SEC effective January 15, 2004).

10.2 Warrant Certificate No. A-1 - 200,000 Common Stock Purchase Warrants, dated December 31, 2003 (Incorporated by reference to exhibit 4.1 to the registrant's Form 8-K (Commission file number: 0-10061), filed with the SEC effective January 15, 2004).

10.3 Warrant Certificate No. A-2 - 800,000 Common Stock Purchase Warrants, dated December 31, 2003 (Incorporated by reference to exhibit 4.2 to the registrant's Form 8-K (Commission file number: 0-10061), filed with the SEC effective January 15, 2004).

10.4 Stock Purchase Agreement, dated as of February 3, 2004, by and among Al Cattabiani, Carl Seldin Koerner, Clara Spalter Miller and Lee Miller, Wellspring Media, Inc. and American Vantage Media Corporation (Incorporated by reference to exhibit 10.1 to the registrant's Form 8-K (Commission file number: 0-10061), filed with the SEC effective February 18, 2004).

10.5 Secured Negotiable Note, dated February 3, 2004, in the principal amount of $1,076,704 issued to Al Cattabiani (Incorporated by reference to exhibit 10.2 to the registrant's Form 8-K (Commission file number:
         0-10061), filed with the SEC effective February 18, 2004).

10.6 Secured Negotiable Note, dated February 3, 2004, in the principal amount of $65,472 issued to Carl Seldin Koerner (Incorporated by reference to exhibit 10.3 to the registrant's Form 8-K (Commission file number: 0-10061), filed with the SEC effective February 18, 2004).

10.7 Secured Negotiable Note, dated February 3, 2004, in the principal amount of $965,712 issued to Clara Spalter Miller (Incorporated by reference to exhibit 10.4 to the registrant's Form 8-K (Commission file number: 0-10061), filed with the SEC effective February 18, 2004).

10.8 Secured Negotiable Note, dated February 3, 2004, in the principal amount of $965,712 issued to Lee Miller (Incorporated by reference to exhibit 10.5 to the registrant's Form 8-K (Commission file number:
         0-10061), filed with the SEC effective February 18, 2004).

10.9 Secured Non-Negotiable Note, dated February 3, 2004, in the principal amount of $200,000 issued to Al Cattabiani (Incorporated by reference to exhibit 10.6 to the registrant's Form 8-K/A (Commission file number:
         0-10061), filed with the SEC effective February 18, 2004).

10.10 Guaranty, dated February 3, 2004, by Wellspring Media, Inc. (Incorporated by reference to exhibit 10.7 to the registrant's Form 8-K (Commission file number: 0-10061), filed with the SEC effective February 18, 2004).

10.11 Security Agreement, dated February 3, 2004, by Wellspring Media, Inc. in favor of Lee Miller as security agent. (Incorporated by reference to exhibit 10.8 to the registrant's Form 8-K (Commission file number:
         0-10061), filed with the SEC effective February 18, 2004).

10.12 Stock Pledge Agreement, dated February 3, 2004, from American Vantage Media Corporation to Lee Miller as pledge agent. (Incorporated by reference to exhibit 10.9 to the registrant's Form 8-K (Commission file number: 0-10061), filed with the SEC effective February 18, 2004).

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

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       AMERICAN VANTAGE COMPANIES


Dated:   March 16, 2004                By:   /s/  Ronald J. Tassinari
                                           -------------------------------------
                                           Ronald J. Tassinari,
                                           President and Chief Executive Officer




Dated:   March 16, 2004                By:/s/  Anna M. Morrison
                                          ----------------------------------
                                          Anna M. Morrison,
                                          Chief Accounting Officer