Form 10QSB
period 2004-03-31
AMERICAN VANTAGE COMPANIES
filed 2004-05-18
CIK 315428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


      [XX] Quarterly Report Under Section 13 of 15(d) of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


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

                                 (702) 227-9800
                           (Issuer's telephone number)

                        Former fiscal year: July 31, 2003
   (Former name, former address and former fiscal year, if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares outstanding of the issuer's common stock at May 13, 2004 was 5,704,107.


          Transitional Small Business Disclosure Format: [ ] YES [X] NO

                                TABLE OF CONTENTS



                                                                            PAGE


PART I - FINANCIAL INFORMATION

   Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            Condensed Consolidated Balance Sheets as of March 31, 2004
            and December 31, 2003 (unaudited)                                 3

            Condensed  Consolidated  Statements  of  Operations  for
            the  Three Months Ended March 31, 2004 and 2003 (unaudited)       4

            Condensed  Consolidated  Statements  of Cash  Flows  for
            the  Three Months Ended March 31, 2004 and 2003 (unaudited)       5

            Notes to Condensed Consolidated Financial Statements for the
            Three Months Ended March 31, 2004 and 2003 (unaudited)            6

   Item 2.  Management's Discussion and Analysis or Plan of Operation         14

   Item 3.  Controls and Procedures                                           23


   PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 24

   Item 2.  Changes in Securities                                             24

   Item 3.  Defaults Upon Senior Securities                                   24

   Item 4.  Submission of Matters to a Vote of Security Holders               24

   Item 5.  Other Information                                                 24

   Item 6.  Exhibits and Reports on Form 8-K                                  24



SIGNATURES                                                                    26


EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003 (UNAUDITED)

                                                                     MARCH 31,           DECEMBER 31,
                                                                       2004                  2003
                                                                   -----------           ------------
ASSETS
Current assets:
     Cash and cash equivalents                                       9,656,000            $ 8,628,000
      Accounts and other receivables, net                            5,028,000              1,435,000
      Inventories                                                    1,106,000                   --
      Other                                                            580,000                494,000
                                                                   -----------            -----------
                                                                    16,370,000             10,557,000

Film inventory, net                                                 10,443,000                660,000
Land held for development or sale                                         --                3,544,000
Investments in unconsolidated investees                              1,651,000              1,410,000
Goodwill                                                             3,512,000              3,608,000
Furniture, equipment and other assets                              $   945,000            $   755,000
                                                                            --                     --
                                                                    32,921,000             20,534,000
                                                                   ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and other current liabilities               $ 5,608,000            $ 1,502,000
      Line of credit                                                 2,584,000                     --
      Other payables                                                   629,000                517,000
      Deferred revenue                                                 831,000                606,000
                                                                   -----------            -----------
                                                                     9,652,000              2,625,000
                                                                   -----------            -----------
Notes payable                                                        4,523,000                523,000
                                                                   -----------            -----------


Stockholders' equity:
     Preferred stock, $.01 par; 10,000,000 shares authorized;
       0 shares issued and outstanding                                      --                     --
     Common  stock,  $.01  par;  10,000,000  shares
     authorized;  5,704,107  and 5,690,667 shares
     issued and outstanding,
       respectively                                                     57,000                 57,000
      Additional paid-in capital                                     5,713,000              5,713,000
      Retained earnings                                             12,976,000             11,616,000
                                                                   -----------            -----------
                                                                    18,746,000             17,386,000
                                                                   -----------            -----------
                                                                   $32,921,000            $20,534,000
                                                                   ============           ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                         -----------------------------
                                                                           MARCH 31,         MARCH 31,
                                                                             2004              2003
                                                                         -------------    -------------
REVENUES
      Home video and direct response sales                               $ 2,657,000       $      --
      Other sales and services                                             1,211,000              --
                                                                         -----------       -----------


                                                                           3,868,000              --


COST OF SALES AND SERVICES
      Home video and direct response sales                                 1,483,000              --
      Other sales and service                                                628,000              --
                                                                         -----------       -----------


                                                                           2,111,000              --
                                                                         -----------       -----------


GROSS PROFIT                                                               1,757,000              --
                                                                         -----------       -----------


SELLING, GENERAL AND ADMINISTRATIVE
      Other                                                                3,371,000           244,000
      Related parties                                                         77,000            30,000
                                                                         -----------       -----------

                                                                           3,448,000           274,000
                                                                         -----------       -----------


NON-OPERATING INCOME (LOSS)
      Equity in income of unconsolidated investees, net                      414,000           177,000
      Interest (expense) income, net                                         (85,000)           43,000
      Gain on sale of land                                                 3,423,000              --
                                                                         -----------       -----------

                                                                           3,752,000           220,000
                                                                         -----------       -----------


INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
     TAX PROVISION (BENEFIT)                                               2,061,000           (54,000)

     INCOME TAX PROVISION (BENEFIT)                                          701,000          (110,000)
                                                                         -----------       -----------


NET INCOME                                                               $ 1,360,000       $    56,000
                                                                         ===========       ===========

NET INCOME PER COMMON SHARE - BASIC AND DILUTED                          $      0.24       $      0.01
                                                                         ===========       ===========

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS                                           5,696,870         4,865,856
                                                                         ===========       ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)


                                                                                          THREE MONTHS ENDED
                                                                                  ---------------------------------
                                                                                    MARCH 31,            MARCH 31,
                                                                                      2004                 2003
                                                                                  ------------          ----------
OPERATING ACTIVITIES
     Net cash (used in) provided by operating activities                         $(1,730,000)             $1,011,000
                                                                                 ------------             ----------

INVESTING ACTIVITIES
      Purchase of furniture and equipment, net                                       (81,000)                   --
      Proceeds from sale of land                                                   7,007,000                    --
      Cash paid for acquisitions, including other direct costs                    (4,179,000)                   --
      Proceeds from U.S. treasury bills, at maturity                                    --                 1,831,000
      Cash distribution from unconsolidated restaurant investee                      250,000                 150,000
                                                                                    --------                --------

      Net cash provided by investing activities                                    2,997,000               1,981,000
                                                                                  ----------              ----------

FINANCING ACTIVITIES
      Net payments on line of credit                                                (216,000)                   --
      Payments on notes payable                                                      (23,000)                   --
                                                                                    ---------              ---------

      Net cash used in financing activities                                         (239,000)                   --
                                                                                   ----------               --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          1,028,000               2,992,000


CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                  8,628,000               3,442,000
                                                                                 -----------             -----------
                                                                                 $ 9,656,000             $ 6,434,000
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                      ===========             ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)



NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CHANGE IN FISCAL YEAR END. On February 2, 2004, the Board of Directors of American Vantage Companies ("AVCS") approved a change in the Company's fiscal year ending July 31, subject to Internal Revenue Service approval. The new fiscal year begins on January 1 and ends on December 31 of each year, effective with the year ended December 31, 2004.

      BUSINESS ACTIVITIES. On April 16, 2003, AVCS acquired substantially all of the assets and business and certain of the liabilities of YaYa, LLC, and began operations as YaYa Media, Inc. ("YaYa") as of that date.

      As discussed in Note 2, on December 31, 2003, American Vantage Media Corporation ("AVM"), a wholly-owned subsidiary of AVCS, acquired substantially all of the assets and business and certain of the liabilities of Enigma Media, Inc. ("Enigma"), dba Hypnotic ("Hypnotic"), and began operations effective January 1, 2004.

      AVM acquired from Enigma its television, branded entertainment and distribution operations and specific intellectual property, including an 830 title short film library.

      On February 3, 2004, AVM acquired all of the outstanding common stock of Wellspring Media, Inc. ("Wellspring"), and began operating Wellspring as of that date. Wellspring is a distributor of world cinema and wellness programming. Wellspring's assets include a film library with approximately 800 titles distributed via its home video/DVD, direct response, worldwide sales and theatrical units.

         INTERIM FINANCIAL INFORMATION. The condensed consolidated financial statements include the accounts of American Vantage Companies and all of its controlled subsidiaries (collectively, the "Company") from the date of their acquisition or creation. All intercompany accounts and transactions have been eliminated. The financial information as of December 31, 2003 and March 31, 2004 and for the three months ended March 31, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted by the Securities and Exchange Commission under Item 310(b) of Regulation S-B. However, the Company believes the disclosures made are adequate for a fair presentation to ensure that the interim period financial statements are not misleading.

      The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements (and notes thereto) for the year ended July 31, 2003, which are included in the Company's Form 10-KSB for the year then ended, the December 31, 2003 Forms 8-K and 8-K/A concerning the acquisition of substantially all of the assets and business and certain liabilities of Hypnotic, the February 3, 2004 Forms 8-K and 8-K/A concerning the acquisition of the stock of Wellspring, and Form 10-QSB for the two and five months transition period ended December 31, 2003 resulting from the change in fiscal year end.

      Certain amounts as previously reported for the three months ended March 31, 2003 have been reclassified to conform to the current presentation.

      INVENTORIES. Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first out (FIFO) method. Inventories primarily consist of finished goods that include DVDs, video tapes and packaging materials.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)



      REVENUE RECOGNITION. AVM's revenues are generated from its three divisions, Filmed Entertainment, Branded Content and Film and TV Production. Revenues from advisory services, development of custom software applications and hosting and reporting services previously disclosed as the standalone YaYa operations are included in the Branded Content divisional revenues.

      Filmed Entertainment divisional revenues are generated through its home video, direct response, worldwide sales (television) and theatrical units.

      Filmed Entertainment divisional revenues generated from the home video or direct response sales of DVDs and video tapes, net of an allowance for estimated returns, are generally recognized at the time of shipment.

      In accordance with the AICPA's Statement of Position 00-2 "Accounting by Producers or Distributors of Films," the Filmed Entertainment divisional revenues derived from licensing agreements for the AVM film libraries are recognized when there is persuasive evidence that (a) a licensing arrangement exists, (b) the license period has begun and the licensee can begin exploitation or exhibition of the film, (c) the license fee is fixed or determinable and, (d) collection of the license fee is reasonably assured.

      Filmed Entertainment divisional revenues generated from the theatrical release of motion pictures are recognized at the time of exhibition based on the division's participation in box office receipts.

      Branded Content divisional revenues are primarily derived from executed agreements for programming development, producing licensed custom software applications and advisory services. Revenues from long-term contracts that include programming development or producing licensed custom software applications are generally recognized using the percentage-of-completion method, except when collectibility is not reasonably assured in which case profit is recognized using the installment method. The percentage of completion is determined based upon labor hours expended compared to total expected development hours. Development hours associated with the production of the core software is included in the measurement of the contract's progress toward completion as the software is customized. Hours contemporaneously expended for routine enhancements of the core software, however, are excluded from the calculation. Revenue from less significant or short-term arrangements to develop software modifications typically for recurring customers generally is recognized when the services are complete.

      Advisory service fees generally are recognized based on contract milestones as time is incurred. Licensing fee revenue is recognized ratably over the term of the license except that they are recognized immediately when the Company has no further services to provide to the licensee. Technical service fees are recognized ratably over the term of the contract.

      The Film and TV Production divisional revenues are primarily generated from an agreement to provide executive co-producer services for a television series. These revenues are recognized when episodes air.

      Net revenues represent sales to external customers. Intercompany revenues, if any, have been eliminated and are immaterial for separate disclosure.

      COSTS OF SALES AND SERVICES. Cost of sales and services consist primarily of royalties fees, amortization of the film library, inventory costs for the home video and direct response DVD and video tapes sales, film printing costs for theatrical releases, and related internal labor and materials costs associated with providing the Branded Content and Film and TV Production divisional services.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)


      GOODWILL. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and intangible assets with indefinite lives are no longer being amortized but instead are being measured for impairment periodically, or when events indicate that an impairment exists. As required by SFAS 142, in the Company's impairment test of goodwill, the fair value of the applicable reporting unit is compared to its carrying value. If the carrying value of the reporting unit exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of goodwill over its estimated fair value.


NOTE 2 - YAYA, LLC AND HYPNOTIC ASSET PURCHASES AND WELLSPRING STOCK PURCHASE

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

      At March 31, 2004, the Company has recorded $2,939,000 in goodwill related to the April 16, 2003 acquisition of the YaYa operations. An independent third-party valuation of the carrying value of the YaYa goodwill is anticipated to be performed during the quarter ended June 30, 2004.

     On December 31, 2003, AVM acquired substantially all of the assets and business and certain of the liabilities of Hypnotic and began operations effective January 1, 2004. Consideration paid in acquiring the Hypnotic assets, business and liabilities consisted of the issuance of 1,000,000 warrants (each, a "Warrant") to Enigma. Each Warrant, which has been valued at $0.75 per Warrant, grants its holder the right to purchase one share of the Company's common stock, par value $0.01 per share, at an exercise price of $5.00 per share, at any time on or before December 31, 2013. The terms of the Warrants were based on arm's-length negotiations between the Company and Enigma.

     AVM acquired from Hypnotic its television, branded entertainment and distribution operations and specific intellectual property, including an 830 short-film library. Certain valution assumptions are still being assessed by management. The goodwill calculation and measurement is subject to refinement over the year following the acquisition.

     On February 3, 2004, AVM acquired all of the outstanding common stock of Wellspring and began operating Wellspring as of that date. The aggregate purchase price for the outstanding shares of Wellspring common stock was $8,000,000, of which $4,000,000 was paid in cash and $4,000,000 in the form of secured negotiable promissory notes and a secured non-negotiable promissory note.

      AVM acquired from Wellspring its approximately 800-title film library and its direct response and home video sales businesses.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)


      In conjunction with the Wellspring acquisition, an independent third-party appraised the Wellspring film library at $13,300,000. Based on the Wellspring film library appraisal and the allocation of the purchase cost of $8,400,000 (which includes $400,000 in direct acquisition costs) over the estimated fair value of the net assets acquired, `negative goodwill' totaling $1,526,000 and $35,000 was allocated to the film library and fixed assets, respectively. Certain valuation assumptions are still being assessed by management. The goodwill calculation and measurement is subject to refinement over the year following the acquisition.

     The closing of the April 16, 2003 YaYa acquisition transaction also resulted in the contingent option previously granted to a director on July 12, 2002 to purchase up to 175,000 shares of the Company's common stock at $1.41 per share and the contingent option previously granted to the Company's outside corporate counsel on July 12, 2002 to purchase up to 87,500 shares of the Company's common stock at $1.41 per share to each become fully exercisable. These options were granted as compensation for serving on the Company's special advisory group to the board of directors. The special advisory group was established on July 12, 2002 to identify, review and perform initial due diligence services of potential merger and acquisition candidates on behalf of the Company. The options have a ten-year exercise term and an exercise price equal to the closing price of the common stock on July 12, 2002.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)


Based on the Black-Scholes option pricing model, the Company initially capitalized approximately $365,000 as prepaid acquisition/investment fee costs. As a result of the YaYa, Hypnotic and Wellspring acquisitions, the Company reclassified approximately $100,000, $30,000, and $235,000, respectively, of these capitalized prepaid acquisition/investment fee costs as direct costs of the identified acquisition.

      The following unaudited pro forma information represents the results of operation of the Company as if the YaYa, Hypnotic and Wellspring acquisitions had occurred at January 1, 2003, after giving pro forma effect to increased interest expense for the promissory notes issued related to the acquisitions and increased income tax benefits:

                                                         Three months ended
                                                              March 31,
                                                        --------------------
                                                        2004            2003
                                                     -----------     ----------

Net revenues                                          $4,208,000     $8,003,000
                                                      ==========     ==========
Net income                                            $1,427,000    $(  595,000)
                                                      ==========    ===========

Net income per common share - basic and diluted       $0.25            $(0.12)
                                                      =====            =======

      The unaudited pro forma information may not be indicative of the results that would actually have been achieved had the acquisitions occurred as of the date of the periods indicated or that may be obtained in the future.


NOTE 3 - LAND HELD FOR DEVELOPMENT OR RESALE

      On January 30, 2004, a wholly-owned subsidiary of the Company completed the sale of approximately 40 acres of undeveloped land owned by the Company and located in North Las Vegas, Nevada for $7,007,000 in cash (excluding legal and consulting costs).

      The Company recognized a pre-tax gain of approximately $3,423,000 upon consummation of this land sale transaction.


NOTE 4 - INVESTMENTS IN UNCONSOLIDATED INVESTEES

      The Company, through a wholly-owned subsidiary, has a 49% minority interest in an unconsolidated investee (the "Restaurant Investee") that owns and operates a restaurant in a casino hotel located on the Las Vegas "Strip." The Company has no day-to-day management responsibilities in connection with the Restaurant Investee and the Restaurant Investee's operations. Therefore, the Company excludes the accounts of the Restaurant Investee and instead records the Company's investment using the equity method of accounting, subject to certain contractual adjustments that will continue to be applied until the Restaurant Investee attains sustained profitability. The effect of the adjustments is that the Company has recognized 100% of the initial losses from the Restaurant Investee's operations and its subsequent income to date and will continue to do so until the initial losses have been offset.

      The following summarizes the condensed balance sheet at March 31, 2004, and the statement of operations for the three months ended March 31, 2004 (unaudited) of the Restaurant Investee:

         Assets                          $1,959,000
         Liabilities                        441,000
                                         ----------

         Members' capital                $1,518,000
                                         ==========

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)


      Revenues                                     $1,935,000
      Expenses                                      1,521,000
                                                    ---------

      Income from operations                         $414,000
                                                    =========

      In addition, as a result of the YaYa asset acquisition, the Company, through YaYa Media, Inc., obtained a 36% non-controlling interest in an unconsolidated investee that has entered into an in-substance joint venture arrangement to create a promotional event called a video game touring festival. The Company has no capital requirement in connection with this joint venture and is not obligated to provide future financing of the activities. If, after good faith efforts by the parties to this joint venture, there are insufficient corporate sponsors to cover all costs and expenses of staging the initial event, the joint venture shall dissolve and liquidate, unless the parties agree to the contrary. Operating results for the three months ended March 31, 2004 of this joint venture are not considered material for disclosure.


NOTE 5 - LINE OF CREDIT

      In conjunction with the February 3, 2004 Wellspring acquisition, the Company assumed a Revolving Line of Credit arrangement ("Line of Credit") with Atlantic Bank of New York ("Atlantic"). The Line of Credit, which expires on May 1, 2004 provides for a $4,500,000 credit facility and is secured by substantially all of the assets of Wellspring. The interest rate is a floating rate of 2.75% above Atlantic's prime lending rate. To the extent that the borrowing base (defined in the Line of Credit as the sum of 50% of eligible accounts receivable, 70% of wholesale inventories and 30% of retail inventories) is below the $4,500,000 maximum, the Line of Credit is limited to the borrowing base.

      Atlantic has verbally notified the Company that the Line of Credit expiration date has been extended to July 1, 2004. However, there is no assurance that the Company will be successful in its efforts to execute a written extension on the Line of Credit.


NOTE 6 - NOTES PAYABLE

         The aggregate purchase price for the shares of Wellspring capital stock included the issuance of $4,000,000 of secured negotiable notes and a secured non-negotiable note. The notes bear interest at 7% per annum, are payable quarterly, and mature on February 3, 2006. The notes are guaranteed by Wellspring and are secured by a junior line on all of the assets of Wellspring and a pledge of Wellspring's capital stock by AVM. The liens are subordinate to the rights of Atlantic.


NOTE 7 - STOCKHOLDERS' EQUITY

         On February 3, 2004, the Company granted to Al Cattabiani, President and Chief Executive Officer of AVM's Filmed Entertainment division, an incentive stock option to purchase 50,000 shares of the Company's common stock at an exercise price of $3.19 per share. One-half or 25,000 shares subject to this option become exercisable on February 1, 2005 with the remaining 25,000 shares becoming exercisable on February 1, 2006.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)


      On February 6, 2004, the Company granted to each of David Bartis, Chief Executive Officer of AVM's Film and TV Production division and Doug Liman, Chairman of AVM's Film and TV Production division, an incentive stock option to purchase 50,000 shares of the Company's common stock at an exercise price of $4.15 per share. Both stock options were exercisable in full upon grant.

      The Company currently has two stock option plans. Under the intrinsic value method, no compensation cost has been recognized for employee stock-based compensation under the applicable circumstances. Had the Company used the fair value-based method of accounting and recognized compensation expense as provided for in Statement of Financial Accounting Standards No. 123, "Stock-Based Compensation", net income and net income per share for the three months ended March 31, 2004 and 2003 would have been as follows:

                                                              2004          2003
                                                              ----          ----

Pro forma net income                                      $1,279,000     $56,000
                                                          ==========     =======

Pro forma net income per share - basic and diluted           $0.22         $0.01
                                                              ====          ====


NOTE 8 - SEGMENT REPORTING

      The Company operates in the entertainment, media and lifestyle industries and has determined that its reportable segments are those that are based on the Company's methods of internal reporting and management structure. The Company's two reportable segments are Filmed Entertainment and Branded Content. Our financial reporting systems present various data for management to run the business, including internal statements of operation that may not be prepared on a basis consist with U.S. GAAP. The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Management will continually evaluate the allocation of shared services and other corporate and infrastructure costs, as considered necessary, for internal segment reporting.

      Selected financial information for each reportable segment is as follows for the three months ended March 31, 2004:

         REVENUES
         Filmed Entertainment                          $2,793,000
         Branded Content                                  761,000
         Reconciling amount                               314,000
                                                       ----------

         Total consolidated                            $3,868,000
                                                        =========

         OPERATING INCOME (LOSS)
         Filmed Entertainment                          $ (406,000)
         Branded Content                                 ( 64,000)
         Corporate and reconciling amount               2,531,000
                                                        ---------

         Total consolidated                            $2,061,000
                                                       ==========

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)


      No comparative financial information for the reportable segments is presented for the three months ended March 31, 2003 as the applicable entities did not exist or were not part of the Company during that period.


NOTE 9 - CONTINGENCIES

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

      In January 2004, the California Superior Court granted an order dismissing the Company's complaint due to lack of jurisdiction on the issue of the Tribe's sovereign immunity. The Company anticipates filing an appeal of this order with the California Appellate Court.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report.


STATEMENT ON FORWARD-LOOKING STATEMENTS

      In addition to historical information, this Quarterly Report on Form 10-QSB contains certain forward-looking statements. Such statements include expected financial performance and strategic and operations plans concerning American Vantage Companies and its controlled subsidiaries (collectively, the "Company"), as well as assumptions, expectations, predictions, intentions or beliefs about future events involving the Company, its vendors and customers and other matters. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management, federal and state regulation of the film industries, viewer habits, demand for Hypnotic's and Wellspring's television and film projects and film libraries, trends within the gaming and restaurant industries, unforeseen change in the markets for advertising applications or computer and internet "gaming," domestic and global economic conditions and changes in federal and state tax laws or the administration of such laws. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this Form 10-QSB is filed, or that may have an effect on the Company's overall performance or financial position.


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

      On April 16, 2003, the Company, through its wholly-owned subsidiary YaYa Media, Inc. ("YaYa"), acquired substantially all of the assets and business and certain of the liabilities of YaYa, LLC. The results of operations for YaYa from January 1, through March 31, 2004, are included in the condensed consolidated financial statements for the three months ended March 31, 2004.

      On December 31, 2003, the Company's wholly-owned subsidiary, American Vantage Media, Inc. ("AVM"), acquired substantially all of the assets and business and certain of the liabilities of Enigma Media, Inc. ("Enigma"), dba
Hypnotic ("Hypnotic") and began operations effective January 1, 2004. The results of operations for Hypnotic from January 1, through March 31, 2004 are included in the condensed consolidated financial statements for the three months ended March 31, 2004.

      On February 3, 2004, AVM acquired all of the outstanding common stock of Wellspring Media, Inc. ("Wellspring") and began operating Wellspring effective February 3, 2004. The results of operations for Wellspring from February 3, through March 31, 2004 are included in the condensed consolidated financial statements for the three months ended March 31, 2004.

      During the three months ended March 31, 2004, AVM began hiring executive, administrative and consulting staff for the integration and management of the YaYa, Hypnotic and Wellspring operations.

FOR THE THREE MONTHS ENDED MARCH 31, 2004, COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2003

      REVENUES. AVM's revenues are generated from its three divisions, Filmed Entertainment, Branded Content and Film and TV Production.

      Filmed Entertainment divisional revenues are generated through its home video, direct response, worldwide sales (television) and theatrical units. The Filmed Entertainment division, representing primarily assets acquired in the Wellspring acquisition, is a distributor of world cinema and wellness programming. The division's assets include a film library with approximately 800 titles.

      For the February 3, 2004 through March 31, 2004 period, the home video unit's revenues, totaling $1,530,000, represented 55% of the Filmed Entertainment divisional revenues. Revenues are generated from home video sales to national retailers.

      For the February 3, 2004 through March 31, 2004 period, the direct response unit's revenues, totaling $1,127,000, represented 40% of the Filmed Entertainment divisional revenues. Revenues are generated from sales of home videos sold directly to customers through "The Video Collection" catalog. On a quarterly basis, an expanded catalog is designed, printed and mailed to the division's customer base. A smaller version of the quarterly catalog is mailed on a monthly basis.

      For the February 3, 2004 through March 31, 2004 period, the worldwide sales (television) unit's revenues totaled $81,000. The division licenses its television broadcasting rights primarily in North America, Europe, Asia and Latin America.

      The theatrical unit releases and distributes films to "art houses" which are primarily located in New York City, Los Angeles and San Francisco. During the February 3, 2004 through March 31, 2004 period, the theatrical unit premiered one film on a limited run. The film generated total revenues of $55,000.

      The Branded Content division generates revenue from advisory services and production of content in various media. Revenues from advisory services, development of custom software applications and hosting and reporting services previously disclosed as the standalone YaYa operations are included in the Branded Content divisional revenues. Revenues from development and related services obtained in connection with the Hypnotic acquisition are also included in the Branded Content division.

      For the three months ending March 31, 2004, Branded Content divisional revenues totaling $761,000 primarily included $275,000 generated from an agreement to develop and provide executive producer services on a new television show; $132,000 generated from web services, licensing and merchandising fees; and advisory and other services performed for various Fortune 1000 companies that generated revenues of $307,000.

      The Film and TV Production divisional revenues are primarily generated from an agreement to provide executive co-producer services on a television series. These revenues, totaling $197,000 for the three months ended March 31, 2004, are recognized in installments when episodes air.

      COST OF SALES AND SERVICES. Cost of sales and services consist primarily of royalties fees, amortization of the film library, inventory costs for the home video and direct response DVD and video tapes sales, film print costs for theatrical releases, and related internal labor and materials costs associated with providing the Branded Content and Film and TV Production divisional services.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $3,174,000 or 1158.4% for the three months ended March 31, 2004 from corresponding expenses in 2003. These increases primarily are the result of the establishment of the AVM operations and the acquisitions of the YaYa, Hypnotic and Wellspring business operations as discussed above (see "Overview"). In the 2003 quarter, the Company had limited operations and only one employee, while in the 2004 quarter the Company had business operations and 80 employees at quarter end.

      During the three months ended March 31, 2004, the Company incurred payroll and payroll-related costs totaling $1,334,000 and $144,000, respectively, as compared to $70,000 and $6,000 for the same respective period ended March 31, 2003. The increased payroll costs primarily reflect the April 2003 hiring of the Company's Chief Accounting Officer and AVM-group payroll and payroll-related costs totaling $1,214,000 and $135,000, respectively.

      Consulting fees for the three months ended March 31, 2004 and 2003 totaled $150,000 and $11,000, respectively. Prior to January 1, 2004, Stephen K. Bannon received periodic consulting fees of $10,000 per month as Vice-Chairman of the board of directors and Chairman of the Company's special advisory group to the board of directors. Effective January 1, 2004, Mr. Bannon assumed the AVM Chief Executive Officer position. Effective March 1, 2004, Mr. Bannon's consulting fees were increased to $29,000 per month. For the three months ended March 31, 2004, Mr. Bannon received consulting fees of $49,000. The Company is currently negotiating the terms of a new employment agreement with Mr. Bannon.

      For the three months ended March 31, 2004, AVM also paid a consultant $29,000 per month for management services performed for its Branded Content division. The Company is currently negotiating the terms of a new employment agreement with this consultant.

      On a quarterly basis, the Filmed Entertainment division produces an expanded catalog entitled "The Video Collection" that, during the period, is mailed to the division's customer base. A smaller version of the quarterly catalog is mailed on a monthly basis. For the February 3, 2004 through March 31, 2004 period, the catalog design and postage costs totaled $364,000.

      Business and employee-related insurance costs increased from $15,000 for the three months ended March 31, 2003, to $184,000 for the comparable 2004 period. The $169,000 increase in insurance costs reflects the acquisitions of the AVM-group business operations and the increase from one employee to approximately 80 employees.

      Legal fees for the three months ended March 31, 2004 and 2003 totaled $125,000 and $70,000, respectively. The comparative periods include monthly legal retainers paid to the Company's SEC and corporate counsels and fees incurred related to sales contracts. For the three months ended March 31, 2004 and 2003, legal fees incurred for the Table Mountain Tribe litigation totaled $51,000 and $0, respectively.

      During the three months ended March 31, 2004 the Company incurred rental expense totaling $231,000 as compared to $0 for the same respective periods ended March 31, 2003. For the three months ended March 31, 2003, the Company did not pay a monthly rent for its executive offices nor was there an agreement between the parties for any future monthly rental. As of October 1, 2003, the Company relocated its executive offices. The rent for the Company's executive office is approximately $3,000 per month. For the three months ended March 31, 2004, the AVM-group leased offices in Santa Monica, California, Los Angeles, California and New York City, New York with a total rent expense of $222,000. Subsequent to March 31, 2004, rental leases held for one New York City, New York office and one Los Angeles, California office expired. AVM-group personnel previously staffed in these offices were relocated to other AVM-group offices.

      Travel-related costs increased from $1,000 for the three months ended March 31, 2003 to $93,000 for the comparable 2004 period. The $92,000 increase primarily reflects on-site transition activities required to consolidate the YaYa, Hypnotic and Wellspring New York and California operations, and travel to film markets related to the Filmed Entertainment and Film and TV Production divisions.

      In addition, certain general and administrative expenses (i.e., internet charges, telephone, etc.) increased for the three months ending March 31, 2004 due to the April 2003 acquisition of the YaYa, LLC business operations; December 2003 acquisition of the Hypnotic business operations; and, the February 2004 acquisition of the Wellspring business operations.

NON-OPERATING INCOME (LOSS)

      Income from the Company's unconsolidated investment in its Restaurant Investee, the Border Grill Restaurant, increased from $177,000 for the three months ended March 31, 2003 to $414,000 for the three months ended March 31, 2004. The Company believes that this increase primarily is due to the January 2003 opening of the Mandalay Bay Hotel and Casino's approximately one million square foot convention center. The Border Grill Restaurant is located in a main traffic area near the Mandalay Bay Hotel and Casino's convention center.

      On January 30, 2004, American Care Group, Inc. ("Subsidiary"), a wholly-owned subsidiary of the Company and R & S Tropical, LLC, as assignee of a national home building company ("Assignee"), completed the sale of approximately 40 acres of undeveloped land owned by the Company and located in North Las Vegas, Nevada. The sale was pursuant to an "Agreement for Purchase and Sale of Real Property and Escrow Instructions", dated September 5, 2003, between Subsidiary and Assignee. The Company recognized a pre-tax gain of approximately $3,400,000 upon consummation of this land sale transaction.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

      PRINCIPLES OF CONSOLIDATION. The Company, through a wholly-owned subsidiary, has a 49% minority interest in an unconsolidated investee that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip. The Company is involved in long-term strategic planning, but has no day-to-day management responsibilities in connection with the Investee and the Investee's operations. Therefore, the Company excludes the accounts of the Restaurant
Investee and instead records its investment using the equity method of accounting subject to certain contractual adjustments until the Restaurant Investee attains sustained profitability. The effect of the adjustments is that the Company has recognized 100% of the initial losses from the Restaurant Investee's operations and its subsequent income and will continue to do so until the initial losses have been offset.

      INVENTORIES. Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first out (FIFO) method. Inventories primarily consist of finished goods that include DVDs, video tapes and packaging materials.

      ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE. Certain Branded Content and Film and TV Production division accounts receivable balances are based on contractual agreements that are primarily with Fortune 1000 companies. As such, the Company does not believe there is any significant risk relating to the collectibility of these accounts receivable that would require a general allowance for any estimated losses resulting from the inability of its clients to make required payments. However, the Company does periodically analyze each client account, and, when it becomes aware of a specific client's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the client's overall financial condition, the Company would record a specific provision for uncollectible accounts to reduce the related receivable to the amount that is estimated to be collectible.

      For Filmed Entertainment division sales, the Company records a monthly accrual for bad debt expense based upon historical collections experience and other factors. The monthly accrual and individual customer accounts are reviewed periodically to ensure overall reasonableness and collectibility. If the Company determines that amounts owed from customers are uncollectible, such amounts are charged against the allowance for doubtful accounts.

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

      With respect to goodwill related to the April 16, 2003 acquisition of the YaYa operations, an independent third-party valuation of the carrying value of goodwill is anticipated to be performed during the quarter ended June 30, 2004. Any impairment charges could have an adverse impact on the Company's financial results for the period(s) in which the impairment charges are recorded.

      With respect to goodwill related to the December 31, 2003 acquisition of the Hypnotic operations, the goodwill calculation and measurement is subject to refinement over the year following the acquisition. No impairment test of goodwill was performed at March 31, 2004 given the short operating period. Any impairment charges could have an adverse impact on the Company's financial results for the period(s) in which the impairment charges are recorded.

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

      REVENUE RECOGNITION. AVM's revenues are generated from its three divisions, Filmed Entertainment, Branded Content and Film and TV Production. Included in the Branded Content divisional revenues are the advisory services, development of custom software applications and hosting and reporting services previously disclosed as the YaYa operations.

      Filmed Entertainment divisional revenues are generated through its home video, direct response, worldwide sales (television) and theatrical units.

      Filmed Entertainment divisional revenues generated from the home video or direct response sales of DVDs and video tapes, net of an allowance for estimated returns, are generally recognized at the time of shipment.

      In accordance with the AICPA's Statement of Position 00-2, "Accounting by Producers or Distributors of Films," the Filmed Entertainment divisional revenues derived from licensing agreements are recognized when there is persuasive evidence that a licensing arrangement exists, that the license period has begun and the licensee can begin exploitation or exhibition of the film, the license fee is fixed or determinable and collection of the license fee is reasonably assured.

      Filmed Entertainment divisional revenues generated from the theatrical release of motion pictures is recognized at the time of exhibition based on the division's participation in box office receipts.

      Branded Content divisional revenues are primarily derived from executed agreements for programming development, producing licensed custom software applications or advisory services. Revenues from long-term contracts that include programming development or producing licensed custom software applications are generally recognized using the percentage-of-completion method, except when collectibility is not reasonably assured in which case profit is recognized using the installment method. The percentage of completion is determined based upon labor hours expended compared to total expected development hours. Development hours associated with the production of the core software is included in the measurement of the contract's progress toward completion as the software is customized. Hours contemporaneously expended for routine enhancements of the core software, however, are excluded from the calculation. Revenue from less significant or short-term arrangements to develop software modifications typically for recurring customers is generally recognized when the services are complete.

      Advisory service fees are generally recognized based on contract milestones as time is incurred. Licensing fee revenue is recognized ratably over the term of the license, except that they are recognized immediately when the Company has no further services to provide to the licensee. Technical service fees are recognized ratably over the term of the contract.

     The Film and TV Production divisional revenues are primarily generated from an agreement to provide executive co-producer services for a television series. These revenues are recognized when installments air.

      Net revenues represent sales to external customers. Intercompany revenues, if any, have been eliminated and are immaterial for separate disclosure.

      OTHER CONTINGENCIES. In the ordinary course of business, the Company may be involved in legal proceedings regarding contractual and employment relationships, trademark or patent rights, and a variety of other matters. Contingent liabilities are recorded when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will materially exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, the Company believes that no pending legal proceedings or claims, in the ordinary course of business, will have a material impact on the Company's financial position or results of operations. However, if actual or estimated probable future losses exceed the recorded liability for such claims, additional charges may be recorded as an other expense in the Company's consolidated statement of operations during the period in which the actual loss or change in estimate occurs.


SIGNIFICANT RELATED PARTY TRANSACTIONS

      Non-employee directors received $26,000 for the three months ended March 31, 2004 for serving on the Board of Directors of the Company. In addition to a quarterly director's fee, Stephen K. Bannon was also paid $49,000 for consulting services provided during the three months ended March 31, 2004. Mr. Bannon is the Vice-Chairman of the board of directors and Chairman of the Company's special advisory group to the board of directors. Effective January 1, 2004, Mr. Bannon assumed the AVM Chief Executive Officer position. The Company is currently negotiating the terms of a new employment agreement with Mr. Bannon.

      The closing of the YaYa acquisition resulted in the options previously granted to Stephen K. Bannon on July 12, 2002, to purchase up to 175,000 shares of the Company's common stock at $1.41 per share, and the option previously granted to Jay H. Brown on July 12, 2002, to purchase up to 87,500 shares of the Company's common stock at $1.41 per share, to each become fully exercisable. Mr.

Brown is outside corporate counsel and the beneficial owner of more than 5% of the Company's common stock.

      These options were granted as compensation for future and past services while serving on the Company's special advisory group to the board of directors. The special advisory group was established on July 12, 2002, to identify, review and perform initial due diligence services of potential merger and acquisition candidates on behalf of the Company. The options have a ten-year exercise term and a exercise price equal to the closing price of the common stock on July 12, 2002. Based on the Black-Scholes option pricing model, the Company initially capitalized approximately $365,000 as prepaid acquisition/investment fee costs. As a result of the YaYa, Hypnotic and Wellspring acquisitions, the Company reclassified approximately $100,000, $30,000, and $235,000, respectively, of these capitalized prepaid acquisition/investment fee costs as direct costs of the identified acquisition.

      In addition to the options granted to attorney Jay H. Brown for his services on the Company's special advisory group, as consideration for legal and consulting services, the Company paid him approximately $15,000 during the three months ended March 31, 2004.


LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2003, the Company had cash and cash equivalents totaling $9,656,000. The Company also had consolidated working capital of $6,718,000 at March 31, 2004, as compared with its working capital of $7,932,000 at December 31, 2003.

      Cash used in operations was $1,730,000 for the three months ended March 31, 2004, as compared to cash provided from operations of $1,011,000 for the comparable 2003 period. The increase reflects expanded business operations due to the April 2003 YaYa acquisition; December 2003 Hypnotic acquisition; and, the February 2004 Wellspring acquisition. For the three months ended March 31, 2004, significant uses of cash for operations included film acquisition costs of $943,000 and payment of accounts payable and other current liabilities of $885,000.

      Cash provided from investing activities consists of the sale of the land classified on the consolidated balance sheet as "land held for development or sale" and capital distributions from the Restaurant Investee. On January 30, 2004, American Care Group, Inc. ("Subsidiary"), a wholly-owned subsidiary of the Company and R & S Tropical, LLC, as assignee of a national home building company ("Assignee"), completed the sale of approximately 40 acres of undeveloped land owned by the Company and located in North Las Vegas, Nevada. The sale was pursuant to an "Agreement for Purchase and Sale of Real Property and Escrow Instructions," dated September 5, 2003, between Subsidiary and Assignee. The net proceeds (excluding legal and consulting fees), totaling $7,007,000, are anticipated to be utilized in the Company's previously announced strategy of expanding into areas of interest in the gaming, entertainment, media and lifestyle industries through mergers or acquisitions.

      During the three months ended March 31, 2003 and 2002, the Company received capital distributions from its unconsolidated Restaurant Investee totaling $250,000 and $150,000, respectively. The Operating Agreement does not provide for guaranteed capital distributions. Therefore, future distributions from the Restaurant Investee are subject to fluctuation.

      On February 3, 2004, AVM acquired all of the capital stock of Wellspring Media, Inc. ("Wellspring") pursuant to a Stock Purchase Agreement. The aggregate purchase price for the shares of Wellspring capital stock was $8,000,000, of which $4,000,000 was paid in cash and $4,000,000 will be paid pursuant to AVM's secured negotiable notes and a secured non-negotiable note. The notes bear interest at 7% per annum, payable quarterly, and mature on February 3, 2006. Cash utilized in the Wellspring acquisition is classified as an investing activity in the consolidated cash flow statement.

      In conjunction with the February 3, 2004 Wellspring acquisition, the Company assumed a Revolving Line of Credit arrangement ("Line of Credit") with Atlantic Bank of New York ("Atlantic"). The Line of Credit with total borrowings of $2,584,000 at March 31, 2004, expires on May 1, 2004, provides for a $4,500,000 credit facility and is secured by substantially all of the assets of Wellspring. The interest rate is a floating rate of 2.75% above Atlantic's prime lending rate. To the extent that the borrowing base (defined in the Line of Credit as the sum of 50% of eligible accounts receivable, 70% of wholesale inventories and 30% of retail inventories) is below the $4,500,000 maximum, the Line of Credit is limited to the borrowing base.

      Atlantic has verbally notified the Company that the Line of Credit expiration date has been extended to July 1, 2004. However, there is no assurance that the Company will be successful in its efforts to execute a written extension on the Line of Credit.

      Cash used in financing activities primarily includes $216,000 of net payments on the Line of Credit during the three months ended March 31, 2004.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS

      For the three months ended March 31, 2004, the AVM-group, which was formed utilizing the assets and business obtained in the April 2003 YaYa acquisition, December 2003 Hypnotic acquisition and February 2004 Wellspring acquisition, incurred a net loss of $1,398,000. Management is working with the AVM-group to consolidate business operations and analyze overhead costs to effectively eliminate or minimize duplicative costs. Despite the AVM-group's efforts to significantly decrease labor and other costs, there is no assurance that the AVM-group will be successful in its efforts to attain profitability in 2004.

      The Branded Content and Film and TV Production divisions generate revenues from relatively few contracts with certain companies. A decline in the size or number of these arrangements could adversely affect its future operations.

      The Filmed Entertainment division primarily generates revenues through sales of DVDs and videos to retailers and to catalog customers. An inability to obtain sufficient inventories, loss of a significant number of distribution rights, loss of distribution rights on popular film titles, or an inability to obtain distribution rights for future films could adversely affect its future operations.

      The Company's board of directors organized a "special advisory group" to seek, review and advise the board on merger and acquisition candidates. The success of the Company is dependent on the special advisory group's ability to identify mergers and acquisition targets within the Company's core strategy that will enable the Company to profitably expand within the entertainment, gaming, media and lifestyle industries. No assurance can be given that the Company will successfully acquire other businesses or, if acquired, such businesses will prove to be profitable.

      Risks of terror attacks including the effects of a war are likely to continue to have far-reaching effects on economic activity in the United States for an indeterminate period. And as such, any long-term adverse impact on the Company's business and merger and acquisition activities from future terrorist acts cannot be predicted at this time but could be substantial.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET AND INTEREST RATE RISK

      Except for exceeding insured deposit limits (approximately $9,156,000 at March 31, 2004), the Company is exposed to minimal market risks as its cash and cash equivalents investment policy allows only short-term, high-rated securities. The Company does not hold or issue derivatives, derivative commodity instruments or other financial instruments, for trading purposes. At March 31, 2004, the Company's cash and cash equivalents approximate their fair values due to the short-term nature of these instruments.

      In conjunction with the February 3, 2004 Wellspring acquisition, the Company assumed a Revolving Line of Credit arrangement ("Line of Credit") with Atlantic Bank of New York ("Atlantic"). The Line of Credit, which expires on May 1, 2004, provides for a $4,500,000 credit facility and is secured by substantially all of the assets of Wellspring. The interest rate is a floating rate of 2.75% above Atlantic's prime lending rate. To the extent that the borrowing base (defined in the Line of Credit as the sum of 50% of eligible accounts receivable, 70% of wholesale inventories and 30% of retail inventories) is below the $4,500,000 maximum, the Line of Credit is limited to the borrowing base. At March 31, 2004, the Company had borrowings against the Line of Credit totaling $2,584,000.

      Atlantic has verbally notified the Company that the Line of Credit expiration date has been extended to July 1, 2004. However, there is no assurance that the Company will be successful in its efforts to execute a written extension on the Line of Credit.

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

      An evaluation was performed, as of March 31, 2004, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and the Company's Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the Company's management has concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004.

      There have been no significant changes in the Company's internal controls and procedures or in other factors that could significantly affect the Company's internal controls and procedures subsequent to March 31, 2004. The Company is evaluating and intends to adjust the internal controls and procedures of Hypnotic and Wellspring to conform with the disclosure controls and procedures of the Company.

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

        See Part I "Note 9 - Contingencies" of the Notes to Condensed Consolidated Financial Statements for current information concerning material litigation involving the Company.


ITEM 2. CHANGES IN SECURITIES

        In February 2004, the Company's former Chief Financial Officer exercised an incentive stock option to purchase 33,334 shares of the Company's common stock at an exercise price of $1.125 per share. Based on the cashless exercise, the Company issued 13,400 shares of its common stock.


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

        32.2 Certification of Anna M. Morrison pursuant to Exchange Act Rule 13a-14(b), in her capacity as Chief Accounting Officer of the Registrant.

(b)     Reports on Form 8-K.

        On May 12, 2004, the Company filed a Current Report on Form 8-K (date of
Report: May 10, 2004) reporting under Item 12 the dissemination of a press release announcing its financial results for the quarter ended March 31, 2004.

        On March 15, 2004, the Company filed a Current Report on Form 8-K/A (date of Report: February 3, 2004) reporting under Items 2 and 7, financial statements and pro forma information pursuant to the February 3, 2004 acquisition of all Wellspring Media, Inc. capital stock by American Vantage Media Corporation, a wholly-owned subsidiary of the Company.

        On March 15, 2004, the Company filed a Current Report on Form 8-K/A (date of Report: December 31, 2003) reporting under Items 2 and 7, financial statements and pro forma information related to the acquisition of substantially all of the assets and certain liabilities of Enigma Media, Inc. dba Hypnotic by American Vantage Media Corporation, a wholly-owned subsidiary of the Company pursuant to an Asset Purchase Agreement, dated as of December 31, 2003.

        On March 1, 2004, the Company filed a Current Report on Form 8-K/A (date of Report: January 30, 2004) reporting under Items 2 and 7, that a wholly-owned subsidiary of the Company completed the sale of approximately 40 acres of undeveloped land located in North Las Vegas, Nevada.

        On February 18, 2004, the Company filed a Current Report on Form 8-K (date of Report: February 3, 2004) reporting under items 2 and 7, that American Vantage Media Corporation, a wholly-owned subsidiary of the Company acquired all of the capital stock of Wellspring Media, Inc. pursuant to a Stock Purchase Agreement, dated as of February 3, 2004.

        On February 13, 2004, the Company filed a Current Report on Form 8-K (date of Report: February 2, 2004) reporting under item 8 that the Board of Directors of the Company approved a change in the Company's fiscal year ending July 31, subject to Internal Revenue Service approval. The new fiscal year will begin on January 1 and end on December 31 of each year, effective with the year ended December 31, 2004.

        On February 13, 2004, the Company filed a Current Report on Form 8-K (date of Report: January 30, 2004) reporting under items 2 and 7, that a wholly-owned subsidiary of the Company completed the sale of approximately 40 acres of undeveloped land located in North Las Vegas, Nevada.

        On January 15, 2004, the Company filed a Current Report on Form 8-K (date of Report: December 31, 2003) reporting under items 2 and 7, that American Vantage Media Corporation, a wholly-owned subsidiary of the Company acquired substantially all of the assets and certain liabilities of Enigma Media, Inc. dba Hypnotic pursuant to an Asset Purchase Agreement, dated as of December 31, 2003.

                                   SIGNATURES





        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       AMERICAN VANTAGE COMPANIES

Dated:   May 17, 2004             By:/s/ Ronald J. Tassinari
                                     ------------------------
                                     Ronald J. Tassinari,
                                     President and Chief Executive Officer





Dated:   May 17, 2004             By:/s/ Anna M. Morrison
                                     --------------------
                                     Anna M. Morrison,
                                     Chief Accounting Officer

                                                                 EXHIBIT 31.1

                                  CERTIFICATION


        I, Ronald J. Tassinari, President and Chief Executive Officer of American Vantage Companies, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of American Vantage Companies;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:
         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
         (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this
                  report  our  conclusions   about  the   effectiveness  of  the
                  disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
         (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Dated:   May 17, 2004

                                           /s/  Ronald J. Tassinari
                                           -------------------------
                                           Ronald J. Tassinari,
                                           President and Chief Executive Officer