Form 10QSB
period 2004-06-30
AMERICAN VANTAGE COMPANIES
filed 2004-08-12
CIK 315428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                 |X| Quarterly Report Under Section 13 of 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

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

                                 (702) 227-9800
                          ---------------------------
                          (Issuer's telephone number)

                   Former fiscal year: ______________________
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares outstanding of the issuer's common stock at August 12, 2004 was 5,704,107.


          Transitional Small Business Disclosure Format: YES |_| NO |X|

                                TABLE OF CONTENTS

                                                                           PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of June 30, 2004
         and December 31, 2003 (unaudited)                                   3
         Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 2004 and 2003 (unaudited)       4
         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2004 and 2003 (unaudited)                     5

         Notes to Condensed Consolidated Financial Statements (unaudited)    6

Item 2.  Management's Discussion and Analysis or Plan of Operation          12

Item 3.  Controls and Procedures
                                                                            21
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  22

Item 2.  Changes in Securities                                              22

Item 3.  Defaults Upon Senior Securities                                    22

Item 4.  Submission of Matters to a Vote of Security Holders
                                                                            22

Item 5.  Other Information                                                  23

Item 6.  Exhibits and Reports on Form 8-K
                                                                            23

SIGNATURES                                                                  24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003 (unaudited)

                                                                    June 30,     December 31,
                                                                     2004           2003
                                                                  -----------    -----------
ASSETS
Current assets:
      Cash and cash equivalents                                   $ 4,741,000    $ 8,628,000
      Certificate of deposit                                        2,500,000             --
      Accounts and other receivables, net                           4,556,000      1,435,000
      Inventories                                                   1,248,000             --
      Other                                                           430,000        494,000
                                                                  -----------    -----------
                                                                   13,475,000     10,557,000

Film inventory, net                                                11,757,000        660,000
Land held for development or sale                                          --      3,544,000
Investments in unconsolidated investees                             1,571,000      1,410,000
Goodwill                                                            3,512,000      3,608,000
Furniture, equipment and other assets, net                          1,615,000        755,000
                                                                  -----------    -----------
                                                                  $31,930,000    $20,534,000
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and other current liabilities              $ 7,309,000    $ 1,502,000
      Lines of credit                                               2,381,000             --
      Other payables                                                  517,000        517,000
      Deferred revenue                                                163,000        606,000
                                                                  -----------    -----------
                                                                   10,370,000      2,625,000
                                                                  -----------    -----------

Notes payable                                                       4,523,000        523,000
                                                                  -----------    -----------

Stockholders' equity:
      Preferred stock, $.01 par; 10,000,000 shares authorized;
        0 shares issued and outstanding                                    --             --
      Common stock, $.01 par; 100,000,000 shares authorized;
        5,704,107 and 5,690,667 shares issued and outstanding,
        respectively                                                   57,000         57,000
      Additional paid-in capital                                    5,713,000      5,713,000
      Retained earnings                                            11,267,000     11,616,000
                                                                  -----------    -----------
                                                                   17,037,000     17,386,000
                                                                  -----------    -----------
                                                                  $31,930,000    $20,534,000
                                                                  ===========    ===========

       See notes to unaudited condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (unaudited)

                                                                Three Months Ended            Six Months Ended
                                                           ---------------------------    ---------------------------
                                                              June 30,       June 30,       June 30,       June 30,
                                                               2004           2003            2004           2003
                                                           -----------     -----------     -----------     -----------
Revenues
     Home video and direct response sales                  $ 3,205,000     $        --     $ 5,862,000     $        --
     Other sales and services                                1,622,000         466,000       2,833,000         466,000
                                                           -----------     -----------     -----------     -----------

                                                             4,827,000         466,000       8,695,000         466,000
Cost of sales and services
     Home video and direct response sales                    1,629,000              --       3,112,000              --
     Other sales and services                                1,601,000         193,000       2,229,000         193,000
                                                           -----------     -----------     -----------     -----------

                                                             3,230,000         193,000       5,341,000         193,000
                                                           -----------     -----------     -----------     -----------

Gross profit                                                 1,597,000         273,000       3,354,000         273,000
                                                           -----------     -----------     -----------     -----------

Selling, general and administrative
     Other                                                   4,409,000         791,000       7,780,000       1,035,000
     Related parties                                           110,000          60,000         187,000          90,000
                                                           -----------     -----------     -----------     -----------

                                                             4,519,000         851,000       7,967,000       1,125,000
                                                           -----------     -----------     -----------     -----------

Operating loss                                              (2,922,000)       (578,000)     (4,613,000)       (852,000)
                                                           -----------     -----------     -----------     -----------

Non-operating income
     Equity in income of unconsolidated investees, net         407,000         320,000         821,000         497,000
     Interest and other (expense) income, net                  (75,000)          9,000        (160,000)         52,000
     Gain on sale of land                                           --              --       3,423,000              --
                                                           -----------     -----------     -----------     -----------

                                                               332,000         329,000       4,084,000         549,000
                                                           -----------     -----------     -----------     -----------

Loss before income tax benefit                              (2,590,000)       (249,000)       (529,000)       (303,000)

Income tax benefit                                            (881,000)        (37,000)       (180,000)       (147,000)
                                                           -----------     -----------     -----------     -----------

Net loss                                                   $(1,709,000)    $  (212,000)    $  (349,000)    $  (156,000)
                                                           ===========     ===========     ===========     ===========

Net loss per common share - basic and diluted              $     (0.30)    $     (0.04)    $     (0.06)    $     (0.03)
                                                           ===========     ===========     ===========     ===========

 Weighted average number of common shares
    and common share equivalents                             5,704,107       5,554,709       5,700,489       5,212,185
                                                           ===========     ===========     ===========     ===========

       See notes to unaudited condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (unaudited)

                                                                              Six Months Ended
                                                                        ---------------------------
                                                                          June 30,         June 30,
                                                                           2004             2003
                                                                        -----------     -----------
Operating activities
      Net cash (used in) provided by operating activities               $(4,052,000)    $   410,000
                                                                        -----------     -----------

Investing activities
      Purchase of furniture and equipment, net                             (131,000)        (26,000)
      Proceeds from sale of land                                          7,007,000              --
      Cash paid for acquisitions, including other direct costs           (4,179,000)       (207,000)
      Advances to YaYa, LLC                                                      --        (110,000)
      Capitalization of YaYa Media, Inc.                                         --          (1,000)
      Proceeds from U.S. treasury bills, at maturity                             --       4,707,000
      Cash distribution from unconsolidated restaurant investee             737,000         400,000
                                                                        -----------     -----------

      Net cash provided by investing activities                           3,434,000       4,763,000
                                                                        -----------     -----------

Financing activities
      Net payments on line of credit                                       (419,000)             --
      Purchase of standby letter of credit                                 (350,000)             --
      Purchase of certificate of deposit                                 (2,500,000)             --
                                                                        -----------     -----------

      Net cash used in financing activities                              (3,269,000)             --
                                                                        -----------     -----------

Net (decrease) increase in cash and cash equivalents                     (3,887,000)      5,173,000

Cash and cash equivalents, at beginning of period                         8,628,000       3,442,000
                                                                        -----------     -----------

Cash and cash equivalents, at end of period                             $ 4,741,000     $ 8,615,000
                                                                        ===========     ===========


Supplemental schedule of noncash investing and financing activities:
     Cash paid during the period for interest                           $   116,000     $        --
     Fair value of assets and liabilities acquired
         Current assets, other than cash                                  6,142,000         836,000
         Film inventory                                                   9,035,000              --
         Other long-term assets                                             468,000         337,000
         Liabilities assumed                                              7,185,000       1,462,000

       See notes to unaudited condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note  1 - Nature of operations and summary of significant accounting policies

      Change in fiscal year end. On February 2, 2004, the Board of Directors of American Vantage Companies ("AVCS") approved a change in the Company's fiscal year ending July 31, subject to Internal Revenue Service ("IRS") approval. The IRS approved the change in fiscal year on April 12, 2004. The new fiscal year begins on January 1 and ends on December 31 of each year, effective with the year ending December 31, 2004.

      Interim financial information. These condensed consolidated financial statements include the accounts of AVCS and all of its controlled subsidiaries (collectively, the "Company") from the date of their acquisition or creation. All intercompany accounts and transactions have been eliminated. The financial information as of December 31, 2003 and June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position of the Company as of such dates and the operating results and cash flows of the Company for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted as permitted by the Securities and Exchange Commission under Item 310(b) of Regulation S-B. However, the Company believes the disclosures made are adequate for a fair presentation to ensure that the interim period financial statements are not misleading.

      The Company's results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements (and notes thereto) for the year ended July 31, 2003, which are included in the Company's Form 10-KSB for the year then ended, as well as the financial and other information contained in the Company's Form 10-QSB for the two and five months transition period ended December 31, 2003 resulting from the change in fiscal year end, Form 10-QSB for the three months ended March 31, 2004, December 31, 2003 Forms 8-K and 8-K/A concerning the acquisition of substantially all of the assets and business and certain liabilities of Enigma Media, Inc. ("Enigma"), February 3, 2004 Forms 8-K and 8-K/A concerning the acquisition of the stock of Wellspring Media, Inc. ("Wellspring"), and June 2, 2004 Form 8-K concerning restructuring activities and grants of incentive stock options to two Company executives for the purchase the Company's common stock.

      Certain amounts as previously reported for the three and six months ended June 30, 2003 have been reclassified to conform to the current presentation.

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

      In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SoP 00-2"). In accordance with SoP 00-2, the Filmed Entertainment divisional revenues derived from licensing agreements are recognized when there is persuasive evidence that a licensing arrangement exists, that the license period has begun and the licensee can begin exploitation or exhibition of the film, the license fee is fixed or determinable, and collection of the license fee is reasonably assured. Management regularly reviews and revises, when necessary, its

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

total revenue estimates, which may result in a change in the rate of amortization and/or write-down of all or a portion of the unamortized costs of the film to its fair value. No assurance can be given that unfavorable changes to revenue estimates will not occur, which may result in significant write-downs affecting the Company's results of operations and financial condition. Film advertising and marketing costs are expensed the first time the advertising takes place.

      Filmed Entertainment divisional revenues generated from the theatrical release of motion pictures are recognized at the time of exhibition based on the division's participation in box office receipts.

      Branded Content divisional revenues are primarily derived from executed agreements for programming development, producing licensed custom software applications and advisory services. Revenues from long-term contracts that include programming development or producing licensed custom software applications are generally recognized using the percentage-of-completion method, except when collectibility is not reasonably assured in which case profit is recognized using the installment method. The percentage of completion is determined based upon labor hours expended compared to total expected development hours. Development hours associated with the production of the core software are included in the measurement of the contract's progress toward completion as the software is customized. Hours contemporaneously expended for routine enhancements of the core software, however, are excluded from the calculation. Revenue from less significant or short-term arrangements to develop software modifications typically for recurring customers generally is recognized when the services are complete.

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

Note  2 - YaYa, LLC and Hypnotic asset purchases and Wellspring stock purchase

      On April 16, 2003, AVCS acquired substantially all of the assets and business and certain of the liabilities of YaYa, LLC. YaYa Media, Inc. ("YaYa") is a wholly-owned subsidiary of the Company that was specifically formed to assume the YaYa, LLC assets, business and liabilities and to continue YaYa, LLC's business and operations following the acquisition.

      At June 30, 2004, the Company has recorded $2,939,000 in goodwill related to the April 16, 2003 acquisition of the YaYa operations. A valuation of the carrying value of the YaYa goodwill will be performed prior to December 31, 2004.

      On December 31, 2003, the Company's wholly-owned subsidiary, American Vantage Media Corporation ("AVM"), acquired substantially all of the assets and business and certain of the liabilities of Enigma and began operations effective January 1, 2004. American Vantage/Hypnotic, Inc. ("Hypnotic"), a wholly-owned subsidiary of AVM, was formed specifically to assume the branded content and film and TV production division assets of Enigma.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      On February 3, 2004, AVM acquired all of the outstanding common stock of Wellspring and began operating Wellspring as of that date.

      Certain Wellspring estimated fair market valuation assumptions are still being assessed by management. The goodwill calculation for Wellspring, based on such valuation assumptions is, accordingly, subject to refinement over the year following the acquisition.

      The following unaudited pro forma information represents the results of operations of the Company as if the YaYa, Hypnotic and Wellspring acquisitions had occurred at January 1, 2003, after giving pro forma effect to elimination of various staffing positions, increases in certain salaries, depreciation expense adjustments, increased interest expense for the promissory notes issued related to the acquisitions and increased income tax benefits:

                                                             Three Months Ended                   Six Months Ended
                                                                June 30,                                June 30,
                                                   -----------------------------------     -----------------------------------
                                                      2004                 2003                 2004               2003
                                                   ---------------     ---------------     ---------------     ---------------
Net revenues                                       $     4,827,000     $     7,314,000     $     9,036,000     $    15,318,000
                                                   ===============     ===============     ===============     ===============

Net loss                                           $    (1,709,000)    $      (906,000)    $      (282,000)    $    (1,498,000)
                                                   ===============     ===============     ===============     ===============

Net loss per common share - basic and diluted      $         (0.30)    $         (0.16)    $         (0.05)    $         (0.26)
                                                   ===============     ===============     ===============     ===============

      The unaudited pro forma information may not be indicative of the results that would actually have been achieved had the acquisitions occurred as of January 1, 2003 or that may be obtained in the future.


Note  3 - Film inventory acquisition costs

                                                 June 30, 2004               December 31, 2003
                                          --------------------------   ---------------------------
                                            Gross                         Gross
                                           Carrying     Accumulated      Carrying     Accumulated
                                            Amount      Amortization      Amount     Amortization
                                          -----------    -----------    -----------    ---------
Film inventory, net                       $12,568,000    $   811,000    $   660,000    $        --
                                          ===========    ===========    ===========    =========

      The aggregate film inventory amortization expense for the three and six months ended June 30, 2004 was $320,000 and $811,000, respectively, as compared to $0 expense for the comparable 2003 periods.

      The film inventory is amortized over a period ranging primarily from five to seven years. At June 30, 2004, the film inventory has unamortized costs of $11,757,000.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note  4 - Investments in unconsolidated investees

      The Company, through a wholly-owned subsidiary, has a 49% minority interest in an unconsolidated investee (the "Restaurant Investee") that owns and operates a restaurant in a casino hotel located on the Las Vegas "Strip." The Company has no day-to-day management responsibilities in connection with the Restaurant Investee and the Restaurant Investee's operations. In accordance with U.S. GAAP, the Company excludes the accounts of the Restaurant Investee and instead records the Company's investment using the equity method of accounting, subject to certain contractual adjustments that will continue to be applied until the Restaurant Investee attains sustained profitability. The effect of the adjustments is that the Company has recognized 100% of the initial losses from the Restaurant Investee's operations and its subsequent income to date and will continue to do so until the initial losses have been offset.

      The following summarizes the condensed balance sheet at June 30, 2004, and the statement of operations for the six months ended June 30, 2004 (unaudited) of the Restaurant Investee:

Assets                                                                $1,865,000
Liabilities                                                              581,000
                                                                      ----------

Members' capital                                                      $1,284,000
                                                                      ==========

Revenues                                                              $4,092,000
Expenses                                                               3,271,000
                                                                      ----------
Income from operations                                                $  821,000
                                                                      ==========

      In addition, as a result of the YaYa asset acquisition, the Company, through YaYa Media, Inc., obtained a 36% non-controlling interest in an unconsolidated investee that has entered into an in-substance joint venture arrangement to create a promotional event called a video game touring festival. The Company has no capital requirement in connection with this joint venture and is not obligated to provide future financing of the activities. If, after good faith efforts by the parties to this joint venture, there are insufficient corporate sponsors to cover all costs and expenses of staging the initial event, the joint venture shall dissolve and liquidate, unless the parties agree to the contrary. Operating results for the three and six months ended June 30, 2004 of this joint venture are not considered material for disclosure.


Note  5 - Lines of credit

      In conjunction with the February 3, 2004 Wellspring acquisition, the Company assumed a Revolving Line of Credit arrangement ("Atlantic Line of Credit") with Atlantic Bank of New York ("Atlantic"). The Atlantic Line of Credit, which expired on May 1, 2004 provided for a $4,500,000 credit facility and is secured by substantially all of the assets of Wellspring. The interest rate is a floating rate of 2.75% above Atlantic's prime lending rate (which was 4.25% at June 30, 2004). To the extent that the borrowing base (defined in the Atlantic Line of Credit as the sum of 50% of eligible accounts receivable, 70% of wholesale inventories and 30% of retail inventories) is below the $4,500,000 maximum, the Atlantic Line of Credit is limited to the borrowing base.

      Atlantic has formally notified the Company that the Atlantic Line of Credit expiration date has been extended to November 13, 2004.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Effective June 30, 2004, the Company arranged with SouthwestUSA Bank ("SouthwestUSA") a $2,500,000 credit facility (the "SouthwestUSA Line of Credit"). The SouthwestUSA Line of Credit is secured by a certificate of deposit with a stated interest rate of 1.75% and maturity date of June 30, 2005. The SouthwestUSA Line of Credit interest rate is a floating rate of 0.5% above SouthwestUSA's prime lending rate. There were no borrowings under the SouthwestUSA Line of Credit at June 30, 2004.

      Jeanne Hood, a director of the Company is a director of SouthwestUSA.

Note  6 - Stockholders' equity

      The Company currently has two stock option plans. Under the intrinsic value method, no compensation cost has been recognized for employee stock-based compensation under the applicable circumstances. Had the Company used the fair value-based method of accounting and recognized compensation expense as provided for in Statement of Financial Accounting Standards No. 123, "Stock-Based Compensation," pro forma net loss and pro forma net loss per share for the three and six months ended June 30, 2004 and 2003 would have been as follows:

                                                                Three Months Ended                    Six Months Ended
                                                          -------------------------------     --------------------------------
                                                            June 30,          June 30,         June 30,           June 30,
                                                              2004              2003             2004               2003
                                                          -------------     -------------     -------------     -------------
Pro forma net loss                                        $  (1,780,000)    $    (231,000)    $    (764,000)    $    (333,000)
                                                          =============     =============     =============     =============

Pro forma net loss per share -- basic and diluted         $       (0.31)    $       (0.05)    $       (0.13)    $       (0.06)
                                                          =============     =============     =============     =============

Note  7 - Operating lease commitments

      The Company leases space for its offices under agreements with terms ranging from 12 to 60 months. Certain lease agreements provide for payment of taxes, insurance, maintenance and other expenses related to the leased property. In addition, related to the execution of two lease agreements a $350,000 standby letter of credit was purchased. To the extent that the lease agreements are not in default, terms of the standby letter of credit provide for individual decreases of $50,000 on April 1 of 2005, 2006 and 2007. The standby letter of credit is included in furniture, equipment and other assets, net on the June 30, 2004 condensed consolidated balance sheets.

      As of July 1, 2004, the aggregate future minimum commitments under operating leases are as follows

                                            Year ending
                                            December 31,
                                           -----------
    2004                                   $   488,000
    2005                                       831,000
    2006                                       826,000
    2007                                       822,000
    2008                                       553,000
 Thereafter                                    113,000
                                           -----------
                                           $ 3,633,000
                                           ===========

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Rent expense for the three and six months ended June 30, 2004 totaled $236,000 and $457,000, respectively, as compared to $27,000 for the comparable 2003 periods.

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

      Selected financial information for each reportable segment is as follows for the six months ended June 30, 2004 and 2003:

                                           Three Months Ended                 Six Months Ended
                                         --------------------------     ----------------------------
                                          June 30,        June 30,         June 30,      June 30,
                                            2004            2003             2004          2003
                                         -----------     -----------     -----------     -----------
Revenues
Filmed Entertainment                     $ 3,701,000     $        --     $ 6,611,000     $        --
Branded Content                            1,045,000         466,000       1,805,000         466,000
Film and TV Production                        81,000              --         279,000              --
                                         -----------     -----------     -----------     -----------

Total consolidated revenues              $ 4,827,000     $   466,000       8,695,000     $   466,000
                                         ===========     ===========     ===========     ===========

Operating loss
Filmed Entertainment                     $(1,132,000)    $        --     $(1,505,000)    $        --
Branded Content                              (52,000)       (218,000)       (103,000)       (218,000)
Film and TV Production and selling,
  general and administrative expenses     (1,738,000)       (360,000)     (3,005,000)       (634,000)
                                         -----------     -----------     -----------     -----------

Total consolidated operating loss        $(2,922,000)    $  (578,000)    $(4,613,000)    $  (852,000)
                                         ===========     ===========     ===========     ===========

Note  9 - Employee benefit plans

      2004 Employee Stock Purchase Plan. In June 2004, the Company's shareholders approved the 2004 Employee Stock Purchase Plan. Eligible employees may in the aggregate purchase up to 1,500,000 shares of common stock at semi-annual intervals through periodic payroll deductions. Purchases are limited to a maximum value of $25,000 per calendar year based on the Internal Revenue Code Section 423 limitation. Shares are purchased on July 1 and January 1 (beginning January 1, 2005) of each year until termination of the plan on December 31, 2009. The purchase price is 85% of the lower of (i) the fair market value of the common stock on the participant's entry date into the offering period, or (ii) the fair market value on the semi-annual purchase date.

Item  2. Management's Discussion and Analysis or Plan of Operation

      The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report.

Statement on Forward-Looking Statements

      In addition to historical information, this Quarterly Report on Form 10-QSB contains certain forward-looking statements. Such statements include expected financial performance and strategic and operations plans concerning the Company, as well as assumptions, expectations, predictions, intentions or beliefs about future events involving the Company, its vendors and customers and other matters. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to:

      o The success of the Company's business strategies and future plans of operations
      o General economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which the Company's operates
      o     Dependence on existing management
      o     Federal and state regulation of the film industries
      o     Viewer habits
      o Demand for Hypnotic's and Wellspring's television and film projects and film libraries o Trends within the gaming and restaurant industries o Unforeseen change in the markets for advertising applications o Management's ability to combine the various operations so that they may work together and grow successfully
      o Management's ability to acquire additional companies and ability to successfully integrate such acquirees, if any, into the Company's existing operations
      o Changes in federal and state tax laws or the administration of such laws.

      Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB, the Annual Report on Form 10-KSB and other Company filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this Form 10-QSB is filed, or that may have an effect on the Company's overall performance or financial position.

Results of Operations

For the Three and Six Months Ended June 30, 2004, Compared with the Three and Six Months Ended June 30, 2003

      Revenues. AVM's revenues are generated from its three divisions, Filmed Entertainment, Branded Content and Film and TV Production. In total, these divisions generated revenues of $4,827,000 and $8,695,000 for the three and six months ended June 30, 2004, respectively.

      Filmed Entertainment divisional revenues are generated through its home video, direct response, worldwide sales (television) and theatrical units. The Filmed Entertainment division, representing primarily assets acquired in the February 3, 2004 Wellspring acquisition, is a distributor of world cinema and wellness programming. The division's assets include a film library with approximately 800 titles.

      During the three months ended June 30, 2004 and the period from February 3, 2004 through June 30, 2004, the home video unit generated revenues totaling $1,775,000 and $3,305,000, respectively. Revenues are generated from home video sales to national retailers.

      During the three months ended June 30, 2004 and the period from February 3, 2004 through June 30, 2004, the direct response unit generated revenues totaling $1,430,000 and $2,557,000, respectively. Revenues are generated from sales of home videos sold directly to customers through "The Video Collection" catalog. On a quarterly basis, an expanded catalog is designed, printed and mailed to the division's customer base. A smaller version of the quarterly catalog is mailed on a monthly basis.

      Revenues totaling $265,000 and $464,000 were generated from the worldwide sales (television) unit for the three and six months ended June 30, 2004. The division licenses its television broadcasting rights primarily in North America, Europe, Asia and Latin America.

      The theatrical unit releases and distributes films to "art houses" which are primarily located in major metropolitan areas. From February 3, 2004 through June 30, 2004, the theatrical unit has premiered five films in various U.S. cities. During the three months ended June 30, 2004 and the February 3, 2004 through June 30, 2004 period, the films generated total revenues of $231,000 and $285,000, respectively.

      The Branded Content division generates revenue from advisory services and production of content in various media. Revenues from advisory services, development of custom software applications and hosting and reporting services previously disclosed as the standalone YaYa operations are included in the Branded Content divisional revenues. Revenues from development and related services obtained in connection with the December 31, 2003 Enigma Media, Inc. dba Hypnotic ("Hypnotic") acquisition are also included in the Branded Content division.

      For the three and six months ending June 30, 2004, Branded Content divisional revenues totaled $1,045,000 and $1,805,000, respectively. For the three and six months ending June 30, 2004, these revenues primarily included $890,000 and $1,165,000, respectively, generated from an agreement to develop and provide executive producer services on a new television show; $132,000 and $264,000, respectively, generated from web services, licensing and merchandising fees; and advisory and other services performed for various Fortune 1000 companies that generated revenues of $23,000 and $330,000, respectively.

      The Film and TV Production divisional revenues are primarily generated from an agreement to provide executive co-producer services on a television series. These revenues, totaling $81,000 and $279,000 for the three and six months ended June 30, 2004, are recognized in installments when episodes air.

      Cost of sales and services. Cost of sales and services consist primarily of royalties fees, amortization of the film library, inventory costs for the home video and direct response DVD and video tapes sales, film print costs for theatrical releases, and related internal labor and materials costs associated with providing the Branded Content and Film and TV Production divisional services.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased $3,668,000 and $6,842,000 or 430.5% and 608.2% for the three and six months ended June 30, 2004, respectively, from corresponding periods in 2003. These increases primarily are the result of the April 16, 2003 acquisition of YaYa, December 31, 2003 acquisition of Hypnotic, January 2004 establishment of the AVM corporate operations, and February 3, 2004 acquisition of Wellspring. From January 1 through April 15, 2003, the Company had limited operations and only one employee as compared to expanded business operations and approximately 60 employees at June 30, 2004.

      During the three months ended June 30, 2004, the Company incurred payroll and payroll-related costs totaling $1,797,000 and $143,000, respectively, as compared to $417,000 and $37,000 for the same respective periods ended June 30, 2003. The Company incurred payroll and payroll-related costs totaling $3,131,000 and $287,000, respectively, for the six months ended June 30, 2004, as compared to $487,000 and $43,000 for the same respective period ended June 30, 2003. The increased payroll costs primarily reflect the increase in employee staffing from the Hypnotic and Wellspring acquisitions and establishment of AVM's operations resulting in increased payroll and payroll-related costs totaling $2,621,000 and $251,000, respectively, for the six months ended June 30, 2004.

      Consulting fees for the three and six months ended June 30, 2004 totaled $245,000 and $387,000, respectively, from $21,000 for the three and six months ended June 30, 2003. Prior to January 1, 2004, Stephen K. Bannon received periodic consulting fees of $10,000 per month as Vice-Chairman of the board of directors and Chairman of the Company's special advisory group to the board of directors. Effective January 1, 2004, Mr. Bannon assumed the AVM Chief Executive Officer position. Effective March 1, 2004, Mr. Bannon's consulting fees were increased to $29,000 per month. For the three and six months ended June 30, 2004, Mr. Bannon received consulting fees of $88,000 and $137,000. The Company is currently negotiating the terms of an employment agreement with Mr. Bannon.

      For the three and six months ended June 30, 2004, AVM also paid another consultant $29,000 per month for management services performed for its Branded Content division. The Company is currently negotiating the terms of an employment agreement with this consultant.

      On a quarterly basis, the Filmed Entertainment division produces an expanded catalog entitled "The Video Collection" that, during the period, is mailed to the division's customer base. A smaller version of the quarterly catalog is mailed on a monthly basis. For the three months ended June 30, 2004 and the period from February 3, 2004 through June 30, 2004, the catalog design and postage costs totaled $595,000 and $959,000, respectively.

      Business and employee-related insurance costs increased from $30,000 and $45,000, respectively, for the three and six months ended June 30, 2003, to $162,000 and $346,000 for the comparable 2004 periods. The $301,000 increase in insurance costs for the six month ending June 30, 2004 reflects the acquisitions of the AVM-group business operations and the increase from one employee at January 1, 2003 to approximately 60 employees at June 30, 2004.

      Legal fees for the three and six months ended June 30, 2004 totaled $115,000 and $240,000, respectively, as compared to $76,000 and $136,000, respectively, for the same respective periods ended June 30, 2003. The comparative periods include monthly legal retainers paid to the Company's SEC and corporate counsels, fees incurred related to sales contracts and the Table Mountain Tribe litigation. Such legal expenses do not include legal fees related to consummated acquisitions.

      During the three and six months ended June 30, 2004, the Company's office rental expense increased $208,000 and $428,000, respectively, from the same respective periods ended June 30, 2003. Rental expense for the six months ending June 30, 2003 represents a rental lease assumed from the YaYa acquisition for its Los Angeles, California corporate office and a satellite sales office in New York City, New York. In addition, for the six months ended June 30, 2003, the Company did not pay a monthly rent for its executive offices nor was there an agreement between the parties for any future monthly rental. As of October 1, 2003, the Company relocated its executive offices. The rent for the Company's executive office is approximately $3,000 per month.

      During the three months ended March 31, 2004, the AVM-group leased offices in Santa Monica, California, Los Angeles, California and New York City, New York with a total rent expense of $222,000. Subsequent to March 31, 2004, rental leases held for one New York City, New York office and one Los Angeles, California office expired. AVM-group personnel previously staffed in these offices were relocated to other AVM-group previously-existing or newly leased offices. At June 30, 2004, the Company has rental leases for one location in Las Vegas, Nevada, one location in New York City, New York, one location in Los Angeles, California and two locations in Santa Monica, California at a total annual base rental cost of approximately $960,000.

      Total travel-related costs increased from $38,000 and $39,000, respectively, for the three and six months ended June 30, 2003, to $277,000 and $372,000, respectively, for the comparable 2004 periods. The increase primarily reflects on-site transition activities required to consolidate the YaYa, Hypnotic and Wellspring New York and California operations, and travel to film markets (i.e., Sundance Film Festival, Cannes International Film Festival, Tribeca Film Festival, etc.) related to the Filmed Entertainment and Film and TV Production divisions.

      In addition, certain general and administrative expenses (i.e., sales commissions, internet charges, telephone, etc.) also increased for the three and six months ending June 30, 2004 due to the YaYa, Hypnotic and Wellspring acquisitions, as well as establishment of the AVM corporate operations.

Non-operating income

      Income from the Company's unconsolidated investment in its Restaurant Investee, the Border Grill Restaurant, increased from $177,000 and $462,000, respectively, for the three and six months ended June 30, 2003 to $414,000 and $821,000, respectively, for the three and six months ended June 30, 2004. The Company believes that this increase primarily is due to the January 2003 opening of the Mandalay Bay Hotel and Casino's approximately one million square foot convention center. The Border Grill Restaurant is located in a main traffic area near the Mandalay Bay Hotel and Casino's convention center.

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

      During the three months ended June 30, 2004, the Company recognized a tax benefit of $881,000 primarily related to the period's loss from operations totaling $2,922,000. For the six months ended June 30, 2004, the tax benefit of $180,000 included a tax provision of $1,164,000 for the January 2004 gain on sale of land.

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

      Principles of consolidation. The Company, through a wholly-owned subsidiary, has a 49% minority interest in an unconsolidated investee that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip. The Company is involved in long-term strategic planning, but has no day-to-day management responsibilities in connection with the Investee and the Investee's operations. In accordance with U.S. GAAP, the Company excludes the accounts of the Restaurant Investee and instead records its investment using the equity method of accounting subject to certain contractual adjustments until the Restaurant Investee attains sustained profitability. The effect of the adjustments is that the Company has recognized 100% of the initial losses from the Restaurant Investee's operations and its subsequent income. At July 1, 2004, the Company's initial losses were offset resulting in recognition of 49% of future gains or losses from the Restaurant Investee's operations.

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

      With respect to goodwill related to the April 16, 2003 acquisition of the YaYa operations, a valuation of the carrying value of the YaYa goodwill will be performed prior to December 31, 2004. Any impairment charges could have an adverse impact on the Company's financial results for the period(s) in which the impairment charges are recorded.

      With respect to goodwill related to the December 31, 2003 acquisition of the Hypnotic operations, the goodwill calculation and measurement is subject to refinement over the year following the acquisition. No impairment test of goodwill was performed at June 30, 2004 given the short operating period. Any impairment charges could have an adverse impact on the Company's financial results for the period(s) in which the impairment charges are recorded.

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

      In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SoP 00-2"). In accordance with SoP 00-2, the Filmed Entertainment divisional revenues derived from licensing agreements are recognized when there is persuasive evidence that a licensing arrangement exists, that the license period has begun and the licensee can begin exploitation or exhibition of the film, the license fee is fixed or determinable, and collection of the license fee is reasonably assured. Management regularly reviews and revises, when necessary, its total revenue estimates, which may result in a change in the rate of amortization and/or write-down of all or a portion of the unamortized costs of the film to its fair value. No assurance can be given that unfavorable changes to revenue estimates will not occur, which may result in significant write-downs affecting the Company's results of operations and financial condition. Film advertising and marketing costs are expensed the first time the advertising takes place.

      Filmed Entertainment divisional revenues generated from the theatrical release of motion pictures is recognized at the time of exhibition based on the division's participation in box office receipts.

      Branded Content divisional revenues are primarily derived from executed agreements for programming development, producing licensed custom software applications or advisory services. Revenues from long-term contracts that include programming development or producing licensed custom software applications are generally recognized using the percentage-of-completion method, except when collectibility is not reasonably assured in which case profit is recognized using the installment method. The percentage of completion is determined based upon labor hours expended compared to total expected development hours. Development hours associated with the production of the core software are included in the measurement of the contract's progress toward completion as the software is customized. Hours contemporaneously expended for routine enhancements of the core software, however, are excluded from the calculation. Revenue from less significant or short-term arrangements to develop software modifications typically for recurring customers is generally recognized when the services are complete.

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

      Other contingencies. In the ordinary course of business, the Company may be involved in legal proceedings regarding contractual and employment relationships, trademark or patent rights, and a variety of other matters. Contingent liabilities are recorded when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will materially exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, the Company believes that no pending legal proceedings or claims, in the ordinary course of business, will have a material impact on the Company's financial position or results of operations. However, if actual or estimated probable future losses exceed the recorded liability for such claims, additional charges may be recorded as other expense in the Company's consolidated statement of operations during the period in which the actual loss or change in estimate occurs.

Significant related party transactions

      Non-employee directors received $26,000 and $49,000 for the three and six months ended June 30, 2004 for serving on the Board of Directors of the Company. In addition to a quarterly director's fee, Stephen K. Bannon was also paid $88,000 and $137,000 for consulting services provided during the three and six months ended June 30, 2004. Mr. Bannon is the Vice-Chairman of the board of directors and Chairman of the Company's special advisory group to the board of directors. Effective January 1, 2004, Mr. Bannon assumed the AVM Chief Executive Officer position. The Company is currently negotiating the terms of an employment agreement with Mr. Bannon.

      Jay Brown is outside corporate counsel and the beneficial owner of more than 5% of the Company's common stock. For Mr. Brown's services as corporate counsel, the Company paid him legal retainers of $15,000 and $30,000 during the three and six months ended June 30, 2004.


Liquidity and Capital Resources

      As of June 30, 2004, the Company had cash and cash equivalents totaling $4,741,000 and a certificate of deposit totaling $2,500,000. The Company also had consolidated working capital of $3,105,000 at June 30, 2004, as compared with its working capital of $7,932,000 at December 31, 2003. The $4,827,000 net decrease in working capital primarily reflects the following:

      o Net proceeds from the January 30, 2004 sale of the land totaling $7,007,000;

      o Cash consideration and direct acquisition costs totaling $4,164,000 for the February 3, 2004 Wellspring acquisition;

      o An increase in net accounts and other receivables of $3,121,000 due primarily to the Wellspring acquisition;

      o Acquisition of the Wellspring inventories totaling $1,248,000 at June 30, 2004;

      o An increase in accounts payable and other current liabilities totaling $5,807,000 due primarily to the February 3, 2004 Wellspring acquisition;

      o Assumption of the Atlantic Bank Line of Credit (totaling $2,381,000 at June 30, 2004) in the Wellspring acquisition; and,

      o The net loss from operations totaling $4,613,000 for the six months ended June 30, 2004.


      Cash used in operations was $4,052,000 for the six months ended June 30, 2004, as compared to cash provided from operations of $410,000 for the comparable 2003 period. The increase reflects expanded business operations due to the April 2003 YaYa acquisition, December 2003 Hypnotic acquisition and February 2004 Wellspring acquisition. For the six months ended June 30, 2004, a significant use of cash for operations included film acquisition costs of $2,868,000.

      Cash provided from investing activities consists of the January 30, 2004 sale of the land classified on the consolidated balance sheet as "land held for development or sale" and capital distributions from the Restaurant Investee. The net proceeds from the sale of the land (excluding legal and consulting fees), totaling $7,007,000, are being utilized in the Company's operations and in the previously announced strategy of expanding into areas of interest in the gaming, entertainment, media and lifestyle industries through mergers or acquisitions.

      During the six months ended June 30, 2004 and 2003, the Company received capital distributions from its unconsolidated Restaurant Investee totaling $737,000 and $400,000, respectively. The Operating Agreement for the Restaurant Investee does not provide for guaranteed capital distributions. Therefore, future distributions from the Restaurant Investee are subject to fluctuation.

      On February 3, 2004, AVM acquired all of the capital stock of Wellspring pursuant to a Stock Purchase Agreement. The aggregate purchase price for the shares of Wellspring capital stock was $8,000,000, of which $4,000,000 was paid in cash and $4,000,000 will be paid pursuant to AVM's secured negotiable notes and a secured non-negotiable note. The notes bear interest at 7% per annum, payable quarterly, and mature on February 3, 2006. Cash utilized in the Wellspring acquisition is classified as an investing activity in the condensed consolidated statements of cash flows.

      In conjunction with the February 3, 2004 Wellspring acquisition, the Company assumed a Revolving Line of Credit arrangement with Atlantic. The Atlantic Line of Credit with total borrowings of $2,381,000 at June 30, 2004, expired on May 1, 2004, provided for a $4,500,000 credit facility and is secured by substantially all of the assets of Wellspring. The interest rate is a floating rate of 2.75% above Atlantic's prime lending rate (which was 4.25% at June 30, 2004). To the extent that the borrowing base (defined in the Atlantic Line of Credit as the sum of 50% of eligible accounts receivable, 70% of wholesale inventories and 30% of retail inventories) is below the $4,500,000 maximum, the Atlantic Line of Credit is limited to the borrowing base.

      Atlantic has formally notified the Company that the Atlantic Line of Credit expiration date has been extended to November 13, 2004.

      Effective June 30, 2004, the Company arranged with SouthwestUSA a $2,500,000 credit facility. The SouthwestUSA Line of Credit is secured by a certificate of deposit with a stated interest rate of 1.75% and maturity date of June 30, 2005. The SouthwestUSA Line of Credit interest rate is a floating rate of 0.5% above SouthwestUSA's prime lending rate. There were no borrowings at June 30, 2004.

      Cash used in financing activities primarily includes the purchase of a $2,500,000 certificate of deposit as collateral for the SouthwestUSA Line of Credit.

      Jeanne Hood, a director of the Company is a director of SouthwestUSA.

      During April 2004, AVM entered into a five-year operating lease arrangement for two office spaces located in Santa Monica, California. As a provision of the operating lease, the Company executed a $350,000 standby letter of credit.

      The Company intends to fund its operating costs and merger and acquisition activities from its existing working capital resources, lines of credit and land sale proceeds. It is possible that future operations and merger and acquisition opportunities may require additional financing resources. The Company may provide for such requirements with financing from financial institutions and/or the issuance of equity securities. No assurance can be given that such financing will be available on advantageous terms to the Company, or at all.

Impact of Inflation

      The Company believes that inflation has not had a material impact on its operations.


Factors That May Affect Future Results

      For the three and six months ended June 30, 2004, the AVM-group, which was formed utilizing the assets and business obtained in the April 2003 YaYa acquisition, December 2003 Hypnotic acquisition and February 2004 Wellspring acquisition, incurred net operating losses of $2,457,000 and $3,764,000. Management is continuing to consolidate business operations and analyze overhead costs to effectively eliminate or minimize duplicative costs. Despite the AVM-group's efforts to significantly decrease labor and other costs, there is no assurance that the AVM-group will be successful in its efforts to attain profitability in 2004.

      The Branded Content and Film and TV Production divisions generate revenues from relatively few contracts. A decline in the size or number of these arrangements could adversely affect its future operations.

      The Filmed Entertainment division primarily generates revenues through sales of DVDs and videos to retailers and to catalog customers. An inability to obtain sufficient inventories, loss of a significant number of distribution rights, loss of distribution rights on popular film titles, or an inability to obtain and/or finance distribution rights for future films could adversely affect its future operations.

      The Company's success depends in large part on the continued services of its executive officers, senior managers and other key personnel. The loss of these people could have a material adverse impact on the Company's results of operations. Also, to accommodate future growth, operating results may also be adversely impacted by the Company's inability to attract and retain highly skilled personnel.

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

Qualitative and Quantitative Disclosures About Market and Interest Rate Risk

      Except for exceeding insured deposit limits (approximately $4,149,000 at June 30, 2004), the Company is exposed to minimal market risks as its cash and cash equivalents investment policy allows only short-term, high-rated securities. The Company does not hold or issue derivatives, derivative commodity instruments or other financial instruments, for trading purposes or otherwise. At June 30, 2004, the Company's cash and cash equivalents approximate their fair values due to the short-term nature of these instruments.

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

      An evaluation was performed, as of June 30, 2004, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Accounting Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, the Company's management has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004.

      There have been no significant changes in the Company's internal controls and procedures or in other factors that could significantly affect the Company's internal controls and procedures subsequent to June 30, 2004. The Company is evaluating and intends to adjust the internal controls and procedures of Wellspring to conform with the disclosure controls and procedures of the Company.

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

      Reference is hereby made to Part I "Note 9 - Contingencies" of the Notes to Condensed Consolidated Financial Statement of the Company's Quarterly Report on Form 10-QSB, for the three months ended March 31, 2004, filed with the Securities and Exchange Commission on May 18, 2004 (Commission File No.:
0-10061), and to the references made in such Note for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries are parties.

Item  2. Changes in Securities

      None.

Item  3. Defaults Upon Senior Securities

      None.


Item  4. Submission of Matters to a Vote of Security Holders

      An Annual Meeting of Stockholders of the Company was held on June 11, 2004 to consider and act upon the following matters: (i) to elect Ronald J. Tassinari and Audrey K. Tassinari as Class A directors of the Company to serve for the ensuing three years or until their successors are duly elected and qualified;
(ii) to consider and act upon a proposal to increase the number of shares available under the Company's 2003 Equity Incentive Plan; and (iii) to consider and act upon a proposal to implement the Company's 2004 Employee Stock Purchase Plan.

      The holders of 5,704,107 shares of Common Stock of the Company were entitled to vote at the meeting, of which 5,396,896 shares of common stock were represented in person or by proxy. The stockholders voted as follows with respect to the:

      o     Election of Class A Directors to terms expiring in 2007

      Name                              For                   Withheld Authority
 -------------------                 ---------                ------------------
 Ronald J. Tassinari                 5,289,354                          107,542
 Audrey K. Tassinari                 4,880,497                          516,399

      o 2,112,375 shares in favor, 2,176,540 shares against, and 2,840 shares abstaining for an increase in the number of shares available under the Company's 2003 Equity Incentive Plan;

      o 3,646,121 shares in favor, 642,694 shares against, and 2,940 shares abstaining for the adoption of the Company's 2004 Employee Stock Purchase Plan.

Item  5. Other Information

      None.

Item  6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Revolving Line of Credit Agreement between Wellspring Media, Inc. and Atlantic Bank of New York. (1)

         10.2 Revolving Line of Credit Agreement between American Vantage Companies and SouthwestUSA Bank. **

         10.3     2004 Employee Stock Purchase Plan.  (2)

         31.1 Certification of Ronald J. Tassinari pursuant to Exchange Act Rule 13a-14(a), in his capacity as President and Chief Executive Officer of the Registrant. **

         31.2 Certification of Anna M. Morrison pursuant to Exchange Act Rule 13a-14(a), in her capacity as Chief Accounting Officer of the Registrant. **

         32.1 Certification of Ronald J. Tassinari pursuant to Exchange Act Rule 13a-14(b), in his capacity as President and Chief Executive Officer of the Registrant. **

         32.2 Certification of Anna M. Morrison pursuant to Exchange Act Rule 13a-14(b), in her capacity as Chief Accounting Officer of the Registrant. **

-------------------
** Filed herewith.

      (1) Incorporated by reference to the Company's Current Report on Form 8-K (Date of Report: February 3, 2004).

      (2) Incorporated by reference to Appendix C of the Company's Proxy Statement forming a portion of the Company's Schedule 14A filed with the Commission on May 10, 2004.


(b) Reports on Form 8-K

      On June 15, 2004, the Company filed a Current Report on Form 8-K (Date of
Report: June 10, 2004) reporting under Item 4 the change in the Company's independent public accountants.

      On June 4, 2004, the Company filed a Current Report on Form 8-K (Date of
Report: June 2, 2004) reporting under Item 3 the current results of the restructuring of its wholly-owned subsidiary, American Vantage Media Corporation, including termination of certain executives and negotiated employment agreements with other executives.

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

                                    AMERICAN VANTAGE COMPANIES


Dated:   August 12, 2004            By:  /s/ Ronald J. Tassinari
                                         ---------------------------------------
                                         Ronald J. Tassinari,
                                         President and Chief Executive Officer


Dated:   August 12, 2004             By:  /s/ Anna M. Morrison
                                          --------------------------------------
                                          Anna M. Morrison,
                                          Chief Accounting Officer