Form 10QSB
period 2004-09-30
AMERICAN VANTAGE COMPANIES
filed 2004-11-15
CIK 315428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    |X| Quarterly Report Under Section 13 of 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended September 30, 2004

   |_| Transition Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                         Commission file number 0-10061

                           AMERICAN VANTAGE COMPANIES
        (Exact name of small business issuer as specified in its charter)

           Nevada                                                04-2709807
---------------------------------                           -------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares outstanding of the issuer's common stock at November 15, 2004 was 5,824,107.

Transitional Small Business Disclosure Format:  YES  |_|    NO  |X|

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements
            Condensed Consolidated Balance Sheets as of September 30, 2004
                and December 31, 2003 (Unaudited)                                                          3
              Condensed Consolidated Statements of Operations for the Three and
                Nine Months Ended September 30, 2004 and 2003 (Unaudited)                                  4
              Condensed Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 2004 and 2003 (Unaudited)                                             5
              Notes to Condensed Consolidated Financial Statements (Unaudited)                             6

   Item 2.  Management's Discussion and Analysis or Plan of Operation                                     13

   Item 3.  Controls and Procedures                                                                       23

   PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                             24

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                   24

   Item 3.  Defaults Upon Senior Securities                                                               24

   Item 4.  Submission of Matters to a Vote of Security Holders                                           24

   Item 5.  Other Information                                                                             24

   Item 6.  Exhibits                                                                                      24

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(Unaudited)

                                                                 September 30,  December 31,
                                                                    2004          2003
                                                                 -----------   -----------
ASSETS
Current assets:
      Cash and cash equivalents                                  $ 2,585,000   $ 8,628,000
      Certificate of deposit                                       2,500,000            --
      Accounts and other receivables, net                          5,482,000     1,435,000
      Inventories                                                  1,217,000            --
      Other                                                          760,000       494,000
                                                                 -----------   -----------
                                                                  12,544,000    10,557,000

Film inventory, net                                               12,778,000       660,000
Land held for development or sale                                         --     3,544,000
Investments in unconsolidated investees                            1,772,000     1,410,000
Goodwill                                                           3,552,000     3,608,000
Furniture, equipment and other assets, net                         2,024,000       755,000
                                                                 -----------   -----------
                                                                 $32,670,000   $20,534,000
                                                                 ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and other current liabilities             $ 6,359,000   $ 1,502,000
      Lines of credit                                              4,649,000            --
      Other payables                                                 517,000       517,000
      Deferred revenue                                               599,000       606,000
                                                                 -----------   -----------
                                                                  12,124,000     2,625,000
                                                                 -----------   -----------

Notes payable                                                      4,523,000       523,000
                                                                 -----------   -----------

Stockholders' equity:
      Preferred stock, $.01 par; 10,000,000 shares authorized;
        0 shares issued and outstanding                                   --            --
      Common stock, $.01 par; 100,000,000 shares authorized;
        5,824,107 and 5,690,667 shares issued and outstanding,
        respectively                                                  58,000        57,000
      Additional paid-in capital                                   6,087,000     5,713,000
      Defined compensation on restricted stock                      (306,000)           --
      Retained earnings                                           10,184,000    11,616,000
                                                                 -----------   -----------
                                                                  16,023,000    17,386,000
                                                                 -----------   -----------
                                                                 $32,670,000   $20,534,000
                                                                 ===========   ===========

       See notes to unaudited condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          ----------------------------    ----------------------------
                                                          SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                              2004            2003            2004            2003
                                                          ------------    ------------    ------------    ------------
Revenues
      Home video and direct response sales                $  4,153,000    $         --    $ 10,015,000    $         --
      Other sales and services                               1,493,000         433,000       4,326,000         899,000
                                                          ------------    ------------    ------------    ------------

                                                             5,646,000         433,000      14,341,000         899,000
Cost of sales and services
      Home video and direct response sales                   1,969,000              --       5,081,000              --
      Other sales and services                               1,519,000         253,000       3,748,000         446,000
                                                          ------------    ------------    ------------    ------------

                                                             3,488,000         253,000       8,829,000         446,000
                                                          ------------    ------------    ------------    ------------

Gross profit                                                 2,158,000         180,000       5,512,000         453,000
                                                          ------------    ------------    ------------    ------------

Selling, general and administrative
      Other                                                  3,893,000         854,000      11,629,000       1,889,000
      Related parties                                          125,000          76,000         356,000         166,000
                                                          ------------    ------------    ------------    ------------

                                                             4,018,000         930,000      11,985,000       2,055,000
                                                          ------------    ------------    ------------    ------------

OPERATING LOSS                                              (1,860,000)       (750,000)     (6,473,000)     (1,602,000)
                                                          ------------    ------------    ------------    ------------

NON-OPERATING INCOME (EXPENSE)
      Equity in income of unconsolidated investees, net        385,000         261,000       1,206,000         758,000
      Interest and other (expense) income, net                (130,000)        605,000        (290,000)        657,000
      Gain on sale of land                                          --              --       3,423,000              --
                                                          ------------    ------------    ------------    ------------

                                                               255,000         866,000       4,339,000       1,415,000
                                                          ------------    ------------    ------------    ------------

(LOSS) INCOME BEFORE INCOME TAX BENEFIT                     (1,605,000)        116,000      (2,134,000)       (187,000)

INCOME TAX BENEFIT                                             522,000         148,000         702,000         295,000
                                                          ------------    ------------    ------------    ------------

NET (LOSS) INCOME                                         $ (1,083,000)   $    264,000    $ (1,432,000)   $    108,000
                                                          ============    ============    ============    ============

NET (LOSS) INCOME PER COMMON SHARE - BASIC AND DILUTED    $      (0.19)   $       0.05    $      (0.25)   $       0.02
                                                          ============    ============    ============    ============

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS                             5,824,107       5,690,667       5,741,995       5,373,432
                                                          ============    ============    ============    ============

       See notes to unaudited condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

                                                                                 Nine Months Ended
                                                                            --------------------------
                                                                            September 30,  September 30,
                                                                               2004            2003
                                                                            -----------    -----------
Operating activities
     Net cash used in operating activities                                  $(8,653,000)   $  (609,000)
                                                                            -----------    -----------

Investing activities
     (Purchase) disposal of furniture and equipment, net                       (138,000)         1,000
     Proceeds from sale of land                                               7,007,000             --
     Cash paid for acquisitions, including other direct costs                (4,179,000)      (207,000)
     Advances to YaYa, LLC                                                           --       (110,000)
     Capitalization of YaYa Media, Inc.                                              --         (1,000)
     Proceeds from U.S. treasury bills, at maturity                                  --      4,707,000
     Cash distribution from unconsolidated restaurant investee                  921,000        775,000
                                                                            -----------    -----------

     Net cash provided by investing activities                                3,611,000      5,165,000
                                                                            -----------    -----------

Financing activities
     Net borrowings on lines of credit                                        1,849,000             --
     Proceeds from note receivable                                                   --        606,000
     Purchase of standby letter of credit                                      (350,000)            --
     Purchase of certificate of deposit                                      (2,500,000)            --
                                                                            -----------    -----------

     Net cash (used in) provided by financing activities                     (1,001,000)       606,000
                                                                            -----------    -----------

Net (decrease) increase in cash and cash equivalents                         (6,043,000)     5,162,000

Cash and cash equivalents, at beginning of period                             8,628,000      3,442,000
                                                                            -----------    -----------

Cash and cash equivalents, at end of period                                 $ 2,585,000    $ 8,604,000
                                                                            ===========    ===========

Supplemental schedule of noncash investing and
financing activities:
     Cash paid during the period for interest                               $   211,000    $        --
     Fair value of assets and liabilities acquired
        Current assets, other than cash                                       6,142,000        836,000
        Film inventory                                                        9,035,000             --
        Other long-term assets                                                  435,000        337,000
        Liabilities assumed                                                   7,262,000      1,464,000

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

         INTERIM FINANCIAL INFORMATION. These condensed consolidated financial statements include the accounts of AVCS and all of its controlled subsidiaries (collectively, the "Company") from the date of their acquisition or creation. All intercompany accounts and transactions have been eliminated. The financial information as of December 31, 2003 and September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position of the Company as of such dates and the operating results and cash flows of the Company for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted as permitted by the Securities and Exchange Commission under Item 310(b) of Regulation S-B. However, the Company believes the disclosures made are adequate for a fair presentation to ensure that the interim period financial statements are not misleading.

         The Company's results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements (and notes thereto) of the Company for the year ended July 31, 2003, which are included in the Company's Form 10-KSB for the year then ended, as well as the financial and other information contained in the Company's Form 10-QSB for the two and five month transition periods ended December 31, 2003 resulting from the change in the Company's fiscal year end, Forms 10-QSB for the three and six months ended March 31, 2004 and June 30, 2004, respectively, December 31, 2003 Forms 8-K and 8-K/A concerning the acquisition of substantially all of the assets and business and certain liabilities of Enigma Media, Inc. ("Enigma"), February 3, 2004 Forms 8-K and 8-K/A concerning the acquisition of the stock of Wellspring Media, Inc. ("Wellspring"), and June 2, 2004 Form 8-K concerning restructuring activities and grants of incentive stock options to two Company executives for the purchase the Company's common stock.

         Certain amounts as previously reported for the 2003 periods have been reclassified to conform to the current presentation.

         REVENUE RECOGNITION. The revenues of the Company's subsidiary, American Vantage Media Corporation ("AVM"), were generated by its three reporting segments: Filmed Entertainment, Branded Content and Film and TV Production. Revenues from advisory services, development of custom software applications and hosting and reporting services previously disclosed as the standalone YaYa Media, Inc. ("YaYa") subsidiary's operations are included in the Branded Content revenues.

         Filmed Entertainment revenues are generated through its home video, direct response, worldwide sales (television) and theatrical units.

         Filmed Entertainment revenues generated from the home video or direct response sales of DVDs and video tapes, net of an allowance for estimated returns totaling $290,000 at September 30, 2004, are generally recognized at the time of shipment.

         In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SoP 00-2"). In accordance with SoP 00-2, Filmed Entertainment revenues which are derived from licensing agreements are

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recognized when there is persuasive evidence that a licensing arrangement exists, that the license period has begun and the licensee can begin exploitation or exhibition of the film, the license fee is fixed or determinable, and collection of the license fee is reasonably assured. License fees for Filmed Entertainment are amortized to expense in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current year. Management regularly reviews and revises, when necessary, its total revenue estimates, which may result in a change in the rate of amortization and/or write-down of all or a portion of the unamortized costs of the film to its fair value. No assurance can be given that unfavorable changes to revenue estimates will not occur, which may result in significant write-downs affecting the Company's results of operations and financial condition. Film advertising and marketing costs are expensed the first time the advertising takes place.

         Filmed Entertainment revenues generated from the theatrical release of motion pictures are recognized at the time of exhibition based on the segment's participation in box office receipts.

         Branded Content revenues primarily are derived from executed agreements for programming development, producing licensed custom software applications and advisory services. Revenues from long-term contracts that include programming development or producing licensed custom software applications generally are recognized using the percentage-of-completion method, except when collectibility is not reasonably assured in which case profit is recognized using the installment method. The percentage of completion is determined based upon labor hours expended compared to total expected development hours. Development hours associated with the production of the core software are included in the measurement of the contract's progress toward completion as the software is customized. Hours contemporaneously expended for routine enhancements of the core software, however, are excluded from the calculation. Revenues from less significant or short-term arrangements to develop software modifications, which are typically performed for recurring customers, generally are recognized when the services are complete.

         Advisory service fees generally are recognized based on contract milestones as time is incurred. Licensing fee revenues are recognized ratably over the term of the license except that they are recognized immediately when the Company has no further services to provide to the licensee. Technical service fees are recognized ratably over the term of the contract.

         The Film and TV Production revenues primarily are generated from an agreement to provide executive co-producer services for a television series. These revenues are recognized as services are provided.

         Intercompany revenues, if any, have been eliminated and are immaterial for separate disclosure.

NOTE 2 - YAYA, LLC AND HYPNOTIC ASSET PURCHASES AND WELLSPRING STOCK PURCHASE

         On April 16, 2003, AVCS acquired substantially all of the assets and business and certain of the liabilities of YaYa, LLC. YaYa is a wholly-owned subsidiary of the Company that was specifically formed to assume the YaYa, LLC assets, business and liabilities and to continue YaYa, LLC's business and operations following the acquisition.

         At September 30, 2004, the Company had $2,939,000 recorded in goodwill related to the April 16, 2003 acquisition of the YaYa operations. A valuation of the carrying value of the YaYa goodwill will be performed as of December 31, 2004.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         On December 31, 2003, AVM acquired substantially all of the assets and business and certain of the liabilities of Enigma and began utilizing such assets, as of January 1, 2004, in operating American Vantage/Hypnotic, Inc. ("Hypnotic"), a wholly-owned subsidiary of AVM that was formed specifically to assume the branded content and film and TV production assets of Enigma.

         On February 3, 2004, AVM acquired all of the outstanding common stock of Wellspring and began operating Wellspring as of that date.

         Certain Hypnotic and Wellspring estimated fair market valuation assumptions are still being assessed by management. The goodwill calculation for Hypnotic and Wellspring, based on such valuation assumptions, are accordingly, subject to refinement over the year following the acquisition. At September 30, 2004, the Company had $614,000 and $0, respectively, in recorded goodwill related to the Hypnotic and Wellspring acquisitions.

         The following unaudited pro forma information represents the results of operations of the Company as if the YaYa, Hypnotic and Wellspring acquisitions had occurred at January 1, 2003, after giving pro forma effect to elimination of various staffing positions, increases in certain salaries, increased interest expense for the promissory notes issued in connection with acquisitions and increased income tax benefits:

                                                      Three Months Ended              Nine Months Ended
                                                ----------------------------    ----------------------------
                                                September 30,    June 30,       September 30,    June 30,
                                                ------------    ------------    ------------    ------------
                                                     2004           2003           2004          2003
                                                ------------    ------------    ------------    ------------
Net revenues                                    $  5,646,000    $  5,119,000    $ 14,682,000    $ 20,436,000
                                                ============    ============    ============    ============

Net loss                                        $ (1,083,000)   $   (858,000)   $ (1,341,000)   $ (2,357,000)
                                                ============    ============    ============    ============

Net loss per common share - basic and diluted   $      (0.19)   $      (0.15)   $      (0.23)   $      (0.41)
                                                ============    ============    ============    ============

         The unaudited pro forma information may not be indicative of the results that would actually have been achieved had the acquisitions occurred as of January 1, 2003 or that may be obtained in the future.

                         September 30, 2004              December 31, 2003
                      =========================== ===============================
                      Gross Carrying  Accumulated  Gross Carryin     Accumulated
                        Amount        Amortization  Amount           Amortization
                      ==============  =========== =================   ===========
Film inventory, net   $  14,675,000   $ 1,897,000 $         660,000   $          --
                      =============   =========== =================   ===========

         The aggregate film inventory amortization expense for the three and nine months ended September 30, 2004 was $1,086,000 and $1,897,000, respectively, as compared to $0 expense for the comparable 2003 periods.

         The film inventory is amortized over a period ranging primarily from five to seven years. At September 30, 2004, the film inventory has unamortized costs of $12,778,000.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED INVESTEES

         The Company, through a wholly-owned subsidiary, has a 49% minority interest in an unconsolidated investee (the "Restaurant Investee") that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip. The Company is involved in long-term strategic planning, but has no day-to-day management responsibilities in connection with the Restaurant Investee and the Restaurant Investee's operations. In accordance with U.S. GAAP, the Company excludes the accounts of the Restaurant Investee and instead records its investment using the equity method of accounting subject to certain contractual adjustments until the Restaurant Investee attains sustained profitability. The effect of the adjustments is that the Company has recognized 100% of the initial losses from the Restaurant Investee's operations and its subsequent income. At July 1, 2004, the Company's initial losses were offset resulting in recognition of 49% of future gains or losses from the Restaurant Investee's operations.

         The following summarizes the condensed balance sheet at September 30, 2004, and the statement of operations for the nine months ended September 30, 2004 (unaudited) of the Restaurant Investee:

Assets                   $1,739,000
Liabilities                 508,000
                         ----------

Members' capital         $1,231,000
                         ==========

Revenues                 $6,034,000
Expenses                  4,891,000
                         ----------

Income from operations   $1,143,000
                         ==========

         In addition, the Company, through YaYa, holds a 36% non-controlling interest in an unconsolidated investee that has entered into an in-substance joint venture arrangement to create a promotional event called a video game touring festival. The Company has no capital requirement in connection with this joint venture and is not obligated to provide future financing of the joint venture's activities. If, after good faith efforts by the parties to this joint venture, there are insufficient corporate sponsors to cover all costs and expenses of staging the initial event, the joint venture shall dissolve and liquidate, unless the parties agree to the contrary. The following summarizes the condensed balance sheet at September 30, 2004 and the statement of operations for the nine months ended September 30, 2004 (unaudited) of this unconsolidated investee:

Assets                   $  724,000
Liabilities                  98,000
                         ----------

Members' capital         $  626,000
                         ==========

Revenues                 $2,144,000
Expenses                  1,508,000
                         ----------

Income from operations   $  636,000
                         ==========

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LINES OF CREDIT

         In conjunction with the February 3, 2004 Wellspring acquisition, the Company assumed a Revolving Line of Credit arrangement ("Atlantic Line of Credit") with Atlantic Bank of New York ("Atlantic"). The Atlantic Line of Credit, originally was to expire on May 1, 2004. The Atlantic Line of Credit was extended to November 13, 2004. The Atlantic Line of Credit provides for a $4,500,000 credit facility and is secured by substantially all of the assets of Wellspring. The interest rate is a floating rate of 2.75% above Atlantic's prime lending rate (which was 4.5% at September 30, 2004). To the extent that the borrowing base (defined in the Atlantic Line of Credit as the sum of 50% of eligible accounts receivable, 70% of wholesale inventories and 30% of retail inventories) is below the $4,500,000 maximum, the Atlantic Line of Credit is limited to the borrowing base. At September 30, 2004, the Company had borrowings of $2,349,000 from the Atlantic Line of Credit.

         The Company is continuing its negotiations with Atlantic to extend the Atlantic Line of Credit for a minimum of thirty days in connection with its efforts to refinance the Atlantic Line of Credit. While the Company believes that it will be successful in its efforts, no assurance can be given.

         Effective June 30, 2004, the Company arranged with SouthwestUSA Bank ("SouthwestUSA") a $2,500,000 credit facility (the "SouthwestUSA Line of Credit"). The SouthwestUSA Line of Credit is secured by a certificate of deposit in the principal amount of $2,500,000. This certificate of deposit has a stated interest rate of 1.75% and maturity date of June 30, 2005. The SouthwestUSA Line of Credit interest rate is a floating rate of 0.5% above SouthwestUSA's prime lending rate (which was 5.2% at September 30, 2004). At September 30, 2004, the Company had borrowings of $2,300,000 from the SouthwestUSA Line of Credit. Jeanne Hood, a director of the Company, is a director of SouthwestUSA.

NOTE 6 - STOCKHOLDERS' EQUITY

         The Company currently has two stock option plans. Under the intrinsic value method, no compensation cost has been recognized for employee stock-based compensation under the applicable circumstances. Had the Company used the fair value-based method of accounting and recognized compensation expense as provided for in Statement of Financial Accounting Standards No. 123, "Stock-Based Compensation," pro forma net loss and pro forma net loss per share for the three and nine months ended September 30, 2004 and 2003 would have been as follows:

                                                                   Three Months Ended           Nine Months Ended
                                                             --------------------------    --------------------------
                                                             September 30,  September 30,  September 30, September 30,
                                                                2004           2003           2004           2003
                                                             -----------    -----------    -----------    -----------
Net loss (income), as reported                               $(1,083,000)   $   264,000    $(1,432,000)   $   108,000
  Deduct:  Total stock-based employee compensation
   expense determined under fair value based method              (92,000)        (8,000)      (481,000)       (60,000)
                                                             -----------    -----------    -----------    -----------

Pro forma net (loss) income                                  $(1,175,000)   $   256,000    $(1,913,000)   $    48,000
                                                             ===========    ===========    ===========    ===========

Pro forma net (loss) income per share -- basic and diluted   $     (0.20)   $      0.04    $     (0.33)   $      0.01
                                                             ===========    ===========    ===========    ===========

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         RESTRICTED STOCK AWARD. Effective January 1, 2004, the Company's Board Vice-Chairman, Stephen K. Bannon, assumed the AVM Chief Executive Officer position. On June 2, 2004, the Company reached an oral agreement with Mr. Bannon with respect to Mr. Bannon's compensation, including as an employee of AVM. The oral agreement included the issuance of 120,000 shares of the Company's common stock as a restricted stock award under the Company's 2003 Equity Incentive Plan. As holder of the 120,000 restricted shares, Mr. Bannon is entitled to all of the rights of a stockholder with respect to such 120,000 shares, including voting and dividend rights. The restricted shares are subject to forfeiture if Mr. Bannon's employment with the Company is terminated, for any reason other than termination by the Company without cause. The forfeiture provisions lapse, with respect to 30,000 shares on each of the first four anniversaries following the issuance of the 120,000 restricted shares. The Company recorded a deferred compensation charge of $370,000 upon the issuance of the restricted shares, which will be charged to expense proportionately as the restrictions lapse.

         YAYA, LLC COMMON STOCK. In connection with the April 16, 2003 asset acquisition agreement between YaYa, LLC, YaYa and the Company, the Company issued to YaYa, LLC 824,811 shares of Company common stock valued at $1.41 per share, based on the closing price of Company common stock on April 16, 2003. At the Company's sole discretion, the agreement provided for the Company's right to repurchase the 824,811 shares of common stock issued to YaYa, LLC as the acquisition consideration. The right is exercisable at an aggregate purchase price of $1,155,000. During August 2004, the Company determined that it would not exercise its right to repurchase the 824,811 shares of common stock issued to YaYa, LLC.

NOTE 7 - OPERATING LEASE COMMITMENTS

         The Company leases space for its offices under agreements with terms ranging from 12 to 60 months. Certain lease agreements provide for payment of taxes, insurance, maintenance and other expenses related to the leased property. In addition, in connection with the execution of two lease agreements, a $350,000 standby letter of credit was purchased. To the extent that the lease agreements are not in default, terms of the standby letter of credit provide for individual decreases of $50,000 on each of April 1, 2005, 2006 and 2007. The standby letter of credit is included in furniture, equipment and other assets, net on the September 30, 2004 condensed consolidated balance sheets.

         Rent expense for the three and nine months ended September 30, 2004 totaled $261,000 and $718,000, respectively, as compared to $41,000 and $68,000 for the comparable 2003 periods.

NOTE 8 - SEGMENT REPORTING

         The Company operates in the entertainment, media and lifestyle industries and has determined that its reportable segments are those that are based on the Company's methods of internal reporting and management structure. The Company's three reportable segments are Filmed Entertainment, Branded Content and Film and TV Production. Our financial reporting systems present various data for management to run the business, including internal statements of operations that may not be prepared on a basis consist with U.S. GAAP. The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Management continually will evaluate the allocation of shared services and other corporate and infrastructure costs, as considered necessary, for internal segment reporting.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Selected financial information for each reportable segment for the three and nine months ended September 30, 2004 and 2003 is as follows:


                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                           ----------------------------   ----------------------------
                                           SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                              2004            2003            2004             2003
                                          ------------    ------------    ------------    ------------
Revenues
Filmed Entertainment                      $  5,458,000    $         --    $ 12,070,000    $         --
Branded Content                                113,000         433,000       1,918,000         899,000
Film and TV Production                          75,000              --         353,000              --
                                          ------------    ------------    ------------    ------------

Total consolidated revenues               $  5,646,000    $    433,000    $ 14,341,000    $    899,000
                                          ============    ============    ============    ============

Operating income (loss)
Filmed Entertainment                      $    830,000    $         --    $    657,000    $         --
Branded Content                               (174,000)       (412,000)       (277,000)       (605,000)
Film and TV Production                        (238,000)             --        (595,000)             --
Selling, general and administrative
   expenses, not allocated to segments      (2,278,000)       (338,000)     (6,258,000)       (997,000)
                                          ------------    ------------    ------------    ------------

Total consolidated operating loss           (1,860,000)       (750,000)     (6,473,000)     (1,602,000)
                                          ------------    ------------    ------------    ------------

Total consolidated non-operating
   income                                      255,000         866,000       4,339,000       1,415,000
                                          ------------    ------------    ------------    ------------

(Loss) income before income tax benefit   $ (1,605,000)   $    116,000    $ (2,134,000)   $   (187,000)
                                          ============    ============    ============    ============

NOTE 9 - SUBSEQUENT EVENT

         Effective November 12, 2004 the Company has engaged Jefferies & Company, Inc. ("Jefferies"), an international investment banking and institutional securities firm with a focus on emerging growth companies, to provide financial advisory services for the Company in connection with, but not limited to, merger or acquisition activities, strategic partnerships and financing alternatives.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-QSB.

STATEMENT ON FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Quarterly Report on Form 10-QSB contains certain forward-looking statements. Such statements include expected financial performance and strategic and operations plans concerning the Company, as well as assumptions, expectations, predictions, intentions or beliefs about future events involving the Company, its vendors and customers and other matters. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "project," "expect," "believe," estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to:

      o The success of the Company's business strategies and future plans of operations,
      o General economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which the Company's operates,
      o     Dependence on existing management,
      o     Federal and state regulation of the film industries,
      o     Viewer habits,
      o Demand for Hypnotic's and Wellspring's television and film projects and film libraries,
      o     Trends within the gaming and restaurant industries,
      o     Unforeseen change in the markets for advertising applications,
      o Management's ability to combine the various operations so that they may work together and grow successfully,
      o Management's ability to acquire additional companies and ability to successfully integrate such acquirees, if any, into the Company's existing operations,
      o Changes in federal and state tax laws or the administration of such laws, and
      o The other risks detailed elsewhere in this Form 10-QSB and in the Company's other filings with the Securities and Exchange Commission.

         Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB, the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003 and other Company filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed above to reflect events or circumstances that may arise after this Form 10-QSB is filed, or that may have an effect on the Company's overall performance or financial position.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

         REVENUES. AVM's revenues are generated from the three following reporting segments: Filmed Entertainment, Branded Content and Film and TV Production. In total, these segments generated revenues of $5,646,000 and $14,341,000 for the three and nine months ended September 30, 2004, respectively.

         Filmed Entertainment revenues are generated through AVM's home video, direct response, worldwide sales (television) and theatrical units. The Filmed Entertainment segment, primarily representing assets acquired in the February 3, 2004 Wellspring acquisition, derives revenues in connection with the distribution of world cinema and wellness programming. Accordingly, the segment had no revenues in the 2003 periods. The segment's assets include a film library with approximately 800 titles.

         During the three months ended September 30, 2004 and the period from February 3, 2004 through September 30, 2004, the home video unit generated revenues totaling $2,332,000 and $5,638,000, respectively. Revenues are generated from home video sales to national retailers.

         During the three months ended September 30, 2004 and the period from February 3, 2004 through September 30, 2004, the direct response unit generated revenues totaling $1,820,000 and $4,377,000, respectively. Revenues are generated from sales of home videos sold directly to customers through a "The Video Collection" catalog. On a quarterly basis, an expanded catalog is designed, printed and mailed to the unit's customer base. A smaller version of the quarterly catalog is mailed on a monthly basis.

         Revenues totaling $1,012,000 and $1,476,000 were generated from the worldwide sales (television) unit for the three months ended September 30, 2004 and the period from February 3, 2004 through September 2004, respectively. The unit licenses television broadcasting rights primarily in North America, Europe, Asia and Latin America. During the three months ended September 30, 2004, worldwide revenues also were generated from an agreement to provide high definition programming on selected existing film library titles.

         The theatrical unit releases and distributes films to "art houses" which primarily are located in major metropolitan areas. From February 3, 2004 through September 30, 2004, the theatrical unit has premiered seven films in various U.S. cities. During the three months ended September 30, 2004 and the February 3, 2004 through September 30, 2004 period, the films generated total revenues of $294,000 and $579,000, respectively.

         The Branded Content segment generates revenue from advisory services and production of content in various media. Revenues from advisory services, development of custom software applications and hosting and reporting services previously disclosed as the standalone YaYa operations are included in the Branded Content segment revenues. Revenues from development and related services obtained in connection with the December 31, 2003 Hypnotic acquisition are also included in Branded Content.

         For the three and nine months ending September 30, 2004, Branded Content revenues totaled $113,000 and $1,918,000, respectively. For the three and nine months ending September 30, 2004, these revenues primarily included $50,000 and $1,215,000, respectively, generated from an agreement to develop and provide executive producer services for a new television show featuring the brand of the Company's client; $42,000 and $306,000, respectively, generated from web services, licensing and merchandising fees; and advisory and other services performed for various Fortune 1000 companies that generated revenues of $0 and $330,000, respectively.

         The Film and TV Production segment revenues primarily are generated from an agreement to provide executive co-producer services on a television series. These revenues, totaling $75,000 and $339,000 for the three and nine months ended September 30, 2004, respectively, are generally recognized in installments as services are provided.

         COST OF SALES AND SERVICES. Cost of sales and services primarily consist of royalties fees, amortization of the film library, inventory costs for the home video and direct response DVD and video tapes sales, film print costs for theatrical releases, and related internal labor and materials costs associated with providing the Branded Content and Film and TV Production segment services.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3,088,000 and $9,930,000, or 332.0% and 483.2%, for the three and nine months ended September 30, 2004, respectively, from corresponding periods in 2003. These increases primarily are the result of the April 16, 2003 acquisition of YaYa, December 31, 2003 acquisition of Hypnotic, January 2004 establishment of the AVM corporate operations, and February 3, 2004 acquisition of Wellspring. From January 1, through April 15, 2003, the Company had limited operations and only one employee as compared to expanded business operations and approximately 60 employees at September 30, 2004.

         During the three months ended September 30, 2004, the Company incurred payroll and payroll-related costs totaling $1,300,000 and $122,000, respectively, as compared to $415,000 and $21,000 for the comparable 2003 periods. The Company incurred payroll and payroll-related costs totaling $4,431,000 and $409,000, respectively, for the nine months ended September 30, 2004, as compared to $902,000 and $64,000 for the comparable 2003 periods. The increased payroll costs primarily reflect the increase in employee staffing resulting from the Hypnotic and Wellspring acquisitions and establishment of AVM's operations resulting in increased payroll and payroll-related costs totaling $3,802,000 and $370,000, respectively, for the nine months ended September 30, 2004.

         For the three months ended September 30, 2004 and the period from February 3, 2004 through September 30, 2004, the Film Entertainment segment's catalog design, printing, customer list rental and postage costs totaled $568,000 and $1,527,000, respectively.

         Consulting fees for the three and nine months ended September 30, 2004 totaled $210,000 and $597,000, respectively, compared to $41,000 and $72,000 for the three and nine months ended September 30, 2003, respectively. Prior to January 1, 2004, Stephen K. Bannon received periodic consulting fees of $10,000 per month as Vice-Chairman of the board of directors and Chairman of the Company's special advisory group to the board of directors. Effective January 1, 2004, Mr. Bannon assumed the AVM Chief Executive Officer position. Effective March 1, 2004, Mr. Bannon's consulting fees increased to $29,000 per month. For the three and nine months ended September 30, 2004, Mr. Bannon received consulting fees of $87,000 and $224,000. The Company is currently negotiating the terms of an employment agreement with Mr. Bannon. On June 2, 2004, the Company reached an oral agreement with Mr. Bannon with respect to Mr. Bannon's compensation, including his service as an employee of AVM.

         For the three and nine months ended September 30, 2004, AVM paid another consultant $29,000 per month for management services related to its Branded Content segment. The Company is currently negotiating the terms of an employment agreement with this consultant.

         Business and employee-related insurance costs increased from $53,000 and $98,000, for the three and nine months ended September 30, 2003, respectively, to $183,000 and $529,000 for the comparable 2004 periods. The $431,000 increase in insurance costs for the nine months ending September 30, 2004 reflects the acquisitions of the AVM-group business operations and the increase from one employee at January 1, 2003 to approximately 60 employees at September 30, 2004. Business insurance policies cover general liability, directors and officers, property, production, and other liabilities.

         Legal expenses for the three and nine months ended September 30, 2004 totaled $164,000 and $404,000, respectively, as compared to $106,000 and $252,000, respectively, for the comparable 2003 periods. These expenses include monthly legal retainers paid to the Company's SEC and corporate counsels, fees incurred related to sales contracts and fees relating to the Company's legal proceedings with the Table Mountain Tribe. Such legal expenses do not include legal fees related to consummated acquisitions.

         During the three and nine months ended September 30, 2004, the Company's office rental expense increased $220,000 and $650,000, respectively, from $41,000 and $68,000, respectively, for the comparable 2003 periods. Rental expense for the nine months ending September 30, 2003 represents a rental lease assumed in connection with the YaYa acquisition for its Los Angeles, California corporate office and a satellite sales office in New York City, New York. In addition, for the nine months ended September 30, 2003, the Company did not pay a monthly rent for its executive offices nor was there an agreement between the parties for any future monthly rental. As of October 1, 2003, the Company relocated its executive offices and began to incur rental expenses. At September 30, 2004, the Company has rental leases for one location in Las Vegas, Nevada, one location in New York City, New York, one location in Los Angeles, California and two locations in Santa Monica, California at a total annual base rental cost of approximately $960,000.

         Total travel-related costs increased from $48,000 and $87,000, respectively, for the three and nine months ended September 30, 2003, to $173,000 and $545,000, respectively, for the comparable 2004 periods. The increase primarily reflects on-site transition activities required to consolidate YaYa's, Hypnotic's and Wellspring's New York and California operations, and travel to film markets (e.g., Sundance Film Festival, Cannes International Film Festival, Tribeca Film Festival, etc.) related to the Filmed Entertainment and Film and TV Production segments.

         In addition, certain general and administrative expenses (i.e., sales commissions, internet charges, telephone, etc.) also increased for the three and nine months ending September 30, 2004 due to the YaYa, Hypnotic and Wellspring acquisitions, as well as establishment of the AVM corporate operations.

NON-OPERATING INCOME

         Income from the Company's unconsolidated 49% investment in its Restaurant Investee, the Border Grill Restaurant located in Las Vegas, Nevada, for the three and nine months ended September 30, 2004 totaled $157,000 and $979,000, respectively, as compared to $250,000 and $711,000, respectively, for the comparable 2003 periods. Subject to certain contractual adjustments that applied as the Company offset its initial losses, the Company recognized 100% of the Restaurant Investee's income or losses for each period. The recovery of the Company's initial losses was satisfied at June 30, 2004. As a result, effective July 1, 2004, the Company began recognizing 49% of the Restaurant Investee's monthly gains or losses.

         In addition, as a result of the YaYa, LLC asset acquisition, the Company, through YaYa, obtained a 36% non-controlling interest in an unconsolidated investee that has entered into an in-substance joint venture arrangement to create a promotional event called a video game touring festival. The Company has no capital requirement in connection with this joint venture and is not obligated to provide future financing of the joint venture's activities. If, after good faith efforts by the parties to this joint venture, there are insufficient corporate sponsors to cover all costs and expenses of staging the initial event, the joint venture shall dissolve and liquidate, unless the parties agree to the contrary. For the three and nine months ended September 30, 2004, income from this investment totaled $227,000 for both periods as compared to $11,000 and $46,000 for the comparable 2003 periods. Revenues generated by this unconsolidated investee generally occur during the summer months.

         On January 30, 2004, the Company completed the sale of approximately 40 acres of undeveloped land owned by the Company and located in North Las Vegas, Nevada. The Company recognized a pre-tax gain of approximately $3,400,000 upon consummation of this land sale transaction.

         During 1998, the Company wrote-off a note receivable in the amount of $413,000 related to casino predevelopment costs. During September 2003, the Company recorded other income of $606,000, representing receipt of the note receivable and previously unrecorded accrued interest of $193,000.

         Net interest income (expense) for the three and nine months ended September 30, 2004 totaled $(130,000) and $290,000, respectively, as compared to $(1,000) and $51,000, respectively, for the comparable 2003 periods. The increase in interest expense was impacted by the issuance of $4,000,000 in secured negotiable and non-negotiable notes issued in connection with the Company's February 3, 2004 acquisition of Wellspring. The notes bear interest at 7% per annum, payable quarterly, and mature on February 3, 2006. Also, in conjunction with the Wellspring acquisition, the Company assumed the Atlantic Line of Credit. The Altantic Line of Credit had an outstanding balance of $2,349,000 at September 30, 2004. The Atlantic Line of Credit has a floating interest rate of 2.75% above Atlantic's prime lending rate (4.5% at September 30, 2004). Further, effective June 30, 2004, the Company arranged with SouthwestUSA a $2,500,000 credit facility. The SouthwestUSA Line of Credit is secured by a certificate of deposit with a stated interest rate of 1.75% and maturity date of June 30, 2005. The SouthwestUSA Line of Credit interest rate is a floating rate of 0.5% above SouthwestUSA's prime lending rate (which was 5.2% at September 30, 2004). At September 30, 2004, the Company had borrowings of $2,300,000 under the SouthwestUSA Line of Credit.

         During the three and nine months ended September 30, 2004, the Company recognized a tax benefit of $522,000 and $702,000, respectively, primarily related to the periods' losses from operations. For the nine months ended September 30, 2004, the tax benefit of $702,000 included a tax provision of $1,164,000 for the January 2004 gain on sale of land.

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

         ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE. Certain Branded Content and Film and TV Production accounts receivable balances are based on contractual agreements that primarily are with Fortune 1000 companies. The Company does not believe there is any significant risk relating to the collectibility of these accounts receivable that would require a general allowance for any estimated losses resulting from the inability of its clients to make required payments. However, the Company does periodically analyze each client account, and, when it becomes aware of a specific client's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the client's overall financial condition, the Company would record a specific provision for uncollectible accounts to reduce the related receivable to the amount that is estimated to be collectible.

         For Filmed Entertainment segment sales, the Company records a monthly accrual for bad debt expense based upon historical collections experience and other factors. The monthly accrual and individual customer accounts are reviewed periodically to ensure overall reasonableness and collectibility. If the Company determines that amounts owed from customers are uncollectible, such amounts are charged against the allowance for doubtful accounts.

         GOODWILL AND OTHER INTANGIBLE ASSETS. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," periodic impairment tests for goodwill and other indefinite-lived intangible assets are based on a comparison of the estimated fair value of goodwill and other intangible assets to the carrying value. If the carrying value exceeds the estimate of fair value, impairment is calculated as the excess of the carrying value over the estimate of fair value. The estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests may be based upon a number of factors, including assumptions about the expected future operating performance of the reporting segments.

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

         With respect to goodwill related to the April 16, 2003 acquisition of the YaYa, LLC assets, a valuation of the carrying value of such goodwill will be performed as of December 31, 2004. Any impairment charges could have an adverse impact on the Company's financial results for the period(s) in which the impairment charges are recorded.

         With respect to goodwill related to the December 31, 2003 acquisition of the Hypnotic operations, the goodwill calculation and measurement is subject to refinement over the year following the acquisition. No impairment test of goodwill was performed at September 30, 2004 given the short operating period. Any impairment charges could have an adverse impact on the Company's financial results for the period(s) in which the impairment charges are recorded.

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

         REVENUE RECOGNITION. AVM's revenues are generated from its three reporting segments, Filmed Entertainment, Branded Content and Film and TV Production. Included in the Branded Content segment revenues are the advisory services, development of custom software applications and hosting and reporting services previously disclosed as the YaYa operations.

         Filmed Entertainment revenues are generated through its home video, direct response, worldwide sales (television) and theatrical units.

         Filmed Entertainment revenues generated from the home video or direct response sales of DVDs and video tapes, net of an allowance for estimated returns, are generally recognized at the time of shipment.

         In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SoP 00-2"). In accordance with SoP 00-2, Filmed Entertainment revenues which are derived from licensing agreements are recognized when there is persuasive evidence that a licensing arrangement exists, that the license period has begun and the licensee can begin exploitation or exhibition of the film, the license fee is fixed or determinable, and collection of the license fee is reasonably assured. License fees for Filmed Entertainment are amortized to expense in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current year. Management regularly reviews and revises, when necessary, its total revenue estimates, which may result in a change in the rate of amortization and/or write-down of all or a portion of the unamortized costs of the film to its fair value. No assurance can be given that unfavorable changes to revenue estimates will not occur, which may result in significant write-downs affecting the Company's results of operations and financial condition. Film advertising and marketing costs are expensed the first time the advertising takes place.

         Filmed Entertainment revenues generated from the theatrical release of motion pictures is recognized at the time of exhibition based on the segment's participation in box office receipts.

         Branded Content revenues primarily are derived from executed agreements for programming development, producing licensed custom software applications or advisory services. Revenues from long-term contracts that include programming development or producing licensed custom software applications generally are recognized using the percentage-of-completion method, except when collectibility is not reasonably assured in which case profit is recognized using the installment method. The percentage of completion is determined based upon labor hours expended compared to total expected development hours. Development hours associated with the production of the core software are included in the measurement of the contract's progress toward completion as the software is customized. Hours contemporaneously expended for routine enhancements of the core software, however, are excluded from the calculation. Revenues from less significant or short-term arrangements to develop software modifications, which are typically performed for recurring customers, generally are recognized when the services are complete.

         Advisory service fees are generally recognized based on contract milestones as time is incurred. Licensing fee revenues are recognized ratably over the term of the license, except that they are recognized immediately when the Company has no further services to provide to the licensee. Technical service fees are recognized ratably over the term of the contract.

         The Film and TV Production revenues primarily are generated from an agreement to provide executive co-producer services for a television series. These revenues are recognized when installments air.

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

SIGNIFICANT RELATED PARTY TRANSACTIONS

         Non-employee directors were paid $23,000 and $87,000 during the three and nine months ended September 30, 2004, respectively, for serving on the Board of Directors of the Company. In addition to a January 2004 director's fee, Stephen K. Bannon was also paid $87,000 and $224,000 during the three and nine months ended September 30, 2004 for consulting services. Mr. Bannon is the Vice-Chairman of the board of directors and Chairman of the Company's special advisory group to the board of directors. Effective January 1, 2004, Mr.

Bannon assumed the AVM Chief Executive Officer position. The Company is currently negotiating the terms of an employment agreement with Mr. Bannon.

         Jay Brown is outside corporate counsel and the beneficial owner of more than 5% of the Company's common stock. For Mr. Brown's services as corporate counsel, the Company paid him legal retainers of $15,000 and $45,000 during the three and nine months ended September 30, 2004, respectively.

         Effective June 30, 2004, the Company arranged with SouthwestUSA Bank a $2,500,000 credit facility. Jeanne Hood, a director of the Company, is a director of SouthwestUSA.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2004, the Company's consolidated working capital totaled $420,000, as compared with its consolidated working capital of $7,932,000 at December 31, 2003. Included in the calculation of the September 30, 2004 consolidated working capital were cash and cash equivalents totaling $2,585,000 and a certificate of deposit totaling $2,500,000. The $7,512,000 net decrease in consolidated working capital primarily reflects the following:

      o Net proceeds from the January 30, 2004 sale of the land totaling $7,007,000,
      o Cash consideration and direct acquisition costs totaling $4,164,000 for the February 3, 2004 Wellspring acquisition,
      o An increase in net accounts and other receivables of $4,047,000 primarily due to the Wellspring acquisition,
      o Acquisition of the Wellspring inventories totaling $1,217,000 at September 30, 2004,
      o Acquisition of film library distribution rights and payments for advances totaling $4,980,000 at September 30, 2004,
      o An increase in accounts payable and other current liabilities totaling $4,857,000 primarily due to the February 3, 2004 Wellspring acquisition,
      o Assumption of the Atlantic Bank Line of Credit (totaling $2,349,000 at September 30, 2004) in the Wellspring acquisition, and
      o The net loss from operations totaling $6,473,000 for the nine months ended September 30, 2004.

         Net cash used in operating activities was $8,653,000 for the nine months ended September 30, 2004, as compared to net cash used in operating activities of $609,000 for the comparable 2003 period. The increase primarily reflects expanded business operations resulting from to the April 2003 YaYa acquisition, December 2003 Hypnotic acquisition, February 2004 Wellspring acquisition, acquisition of film library distribution rights and payments for film advances.

         Net cash provided from investing activities primarily consists of the January 30, 2004 sale of the land classified on the consolidated balance sheet as "land held for development or sale," cash used for acquisitions and capital distributions from the Restaurant Investee. The net proceeds from the sale of the land (excluding legal and consulting expenses), totaling $7,007,000, are being utilized in the Company's operations and in the previously announced strategy of expanding into areas of interest in the gaming, entertainment, media and lifestyle industries through mergers or acquisitions.

         On February 3, 2004, AVM acquired all of the capital stock of Wellspring. The aggregate purchase price for the shares of Wellspring capital stock was $8,000,000, of which $4,000,000 was paid in cash and $4,000,000 will be paid pursuant to AVM's secured negotiable and non-negotiable notes. The notes bear interest at 7% per annum, payable quarterly, and mature on February 3, 2006. Cash utilized in the Wellspring acquisition is classified as an investing activity in the condensed consolidated statements of cash flows.

         During the nine months ended September 30, 2004 and 2003, the Company received capital distributions from its unconsolidated Restaurant Investee totaling $921,000 and $775,000, respectively. The Operating Agreement of the Restaurant Investee does not provide for guaranteed capital distributions. Therefore, future distributions from the Restaurant Investee are subject to fluctuation.

         Net cash used in financing activities was $1,001,000 for the nine months ended September 30, 2004, as compared to net cash provided by financing activities of $606,000 for the comparable 2003 period. The financing activities for the nine months ended September 30, 2004 includes net borrowings on the Atlantic Line of Credit and the SouthwestUSA Line of Credit, funding of a standby letter of credit required under the Company's five-year operating lease arrangements and the purchase of a $2,500,000 certificate of deposit as collateral for the SouthwestUSA Line of Credit.

         The Atlantic Line of Credit originally was to expire on May 1, 2004. The Atlantic Line of Credit was extended to November 13, 2004. The Company is continuing its negotiations with Atlantic to extend the Atlantic Line of Credit for a minimum of thirty days in connection with its efforts to refinance the Atlantic Line of Credit. While the Company believes that it will be successful in its efforts, no assurance can be given. Failure to refinance the Atlantic Line of Credit could have a material adverse effect on liquidity.

          During 1998, the Company wrote-off a note receivable in the amount of $413,000 related to casino predevelopment costs. During September 2003, the Company recorded other income of $606,000, representing receipt of the note receivable and previously unrecorded accrued interest of $193,000. The $606,000 is included as cash provided by financing activities for the nine months ended September 30, 2003.

         The Company intends to fund its future operating costs and merger and acquisition activities from its existing working capital resources, lines of credit and land sale proceeds. It is possible that future operations and merger and acquisition opportunities may require additional financing resources. The Company may provide for such requirements with financing from financial institutions and/or the issuance of equity securities. No assurance can be given that such financing will be available on advantageous terms to the Company, or at all.

IMPACT OF INFLATION

         The Company believes that inflation has not had a material impact on its operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

          For the three and nine months ended September 30, 2004, AVM, which was formed utilizing the assets and business obtained in the April 2003 YaYa acquisition, December 2003 Hypnotic acquisition and February 2004 Wellspring acquisition, incurred net operating losses of $1,487,000 and $5,251,000. Management is continuing to consolidate business operations and analyze overhead costs to effectively eliminate or minimize duplicative costs. Despite AVM's efforts to significantly decrease labor and other costs, there is no assurance that AVM will be successful in its efforts to attain profitability in 2004 or at any future date.

         The Branded Content and Film and TV Production segments generate revenues from relatively few contracts. A decline in the size or number of these contracts could adversely affect its future operations.

         The Filmed Entertainment segment primarily generates revenues through sales of DVDs and videos to retailers and to catalog customers. An inability to obtain sufficient inventories, loss of a significant number of distribution rights, loss of distribution rights on popular film titles, or an inability to obtain and/or finance distribution rights for future films could adversely affect its future operations.

         The Company's success depends in large part on the continued services of its executive officers, senior managers and other personnel. The loss of such personnel or any key person could have a material adverse impact on the Company's results of operations. Also, operating results may be adversely impacted by the Company's inability to attract and retain highly skilled personnel.

         Risks of terror attacks, as well as the effects of this country's military operations, are likely to continue to have far-reaching effects on economic activity in the United States for an indeterminate period. Any long-term adverse impact on the Company's business and merger and acquisition activities from future terrorist acts and/or military operations cannot be predicted at this time but could be substantial.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET AND INTEREST RATE RISK

         Except for exceeding insured deposit limits (which deposits totaled approximately $4,730,000 at September 30, 2004), the Company is exposed to minimal market risks as its cash and cash equivalents investment policy allows only short-term, highly-rated securities. The Company does not hold or issue derivatives, derivative commodity instruments or other similar financial instruments, for trading purposes or otherwise. At September 30, 2004, the Company's cash and cash equivalents approximate their fair values due to the short-term nature of these instruments.

         Based on a hypothetical one-percentage-point increase or decrease in interest rates, annual interest expense would have increased or decreased, respectively, by approximately $46,000. At September 30, 2004 approximately $4,600,000 of our outstanding indebtedness will bear interest at floating rates.

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

         An evaluation was performed, as of September 30, 2004, under the supervision and with the participation of the Company's management, including its principal executive and accounting officers, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, the Company's management has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004.

         There have been no significant changes in the Company's internal controls and procedures or in other factors that could significantly affect the Company's internal controls and procedures subsequent to September 30, 2004.

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

         Reference is hereby made to Part I "Note 9 - Contingencies" of the Notes to Condensed Consolidated Financial Statement of the Company's Quarterly Report on Form 10-QSB, for the three months ended March 31, 2004, filed with the Securities and Exchange Commission on May 18, 2004 (Commission File No.:
0-10061), and to the references made in such note, for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries are parties.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

(a)      Exhibits

      31.1 Certification of Ronald J. Tassinari pursuant to Exchange Act Rule 13a-14(a) **

      31.2 Certification of Anna M. Morrison pursuant to Exchange Act Rule 13a-14(a) **

      32.1 Certification of Ronald J. Tassinari pursuant to 18 U.S.C. Section 1350 **

      32.2  Certification of Anna M. Morrison pursuant to 18 U.S.C. Section 1350
            **

-------------------
** Filed herewith.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMERICAN VANTAGE COMPANIES

Dated:   November 15, 2004       By: /s/  Ronald J. Tassinari
                                     -------------------------------------------
                                     Ronald J. Tassinari,
                                     President and Chief Executive Officer

Dated:   November 15, 2004       By: /s/  Anna M. Morrison
                                     -------------------------------------------
                                     Anna M. Morrison,
                                     Chief Accounting Officer