Form 10QSB/A
period 2003-04-30
AMERICAN VANTAGE COMPANIES
filed 2005-05-06
CIK 315428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 1)

[X] Quarterly Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

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

                                 (702) 227-9800
                                 --------------
                            Issuer's telephone number

                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares outstanding of the issuer's Common Stock at June 13, 2003 was 5,690,667.


         Transitional Small Business Disclosure Format:  [ ] YES  [X] NO

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A of American Vantage Companies (the "Company") for the three months ended April 30, 2003, contains amendments to the original Quarterly Report on Form 10-QSB filed on June 13, 2003 (the "Original Form 10-QSB") to reflect a restatement of the financial statements and related notes for the applicable three and nine months ended April 30, 2003 included in the Original Form 10-QSB in order to correct the accounting for the Company's 49% minority interest in its unconsolidated investee, that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip (the "Border Grill"). The restatement affects the Company's reported non-operating income, but has no effect on reported cash distributions from the Border Grill. In connection with the restatement, changes have been made to (i) Part I - Financial Information - Item 1. - Condensed Consolidated Financial Statements,
(ii) Part I - Financial Information - Item 2. - Management's Discussion and Analysis of Financial Position and Results of Operations, and (iii) Item 3. Controls and Procedures. This Form 10-QSB/A sets forth all information and disclosures required to be included in the Original Form 10-QSB, as so amended to reflect such restatement. This Form 10-QSB/A is effective for all purposes as of the date of the filing of the Original Form 10-QSB.

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
PART I - FINANCIAL INFORMATION

  Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             Condensed Consolidated Balance Sheets as of April 30, 2003 (unaudited --)
                as restated) and July 31, 2002                                                       4
             Condensed Consolidated Statements of Operations for the Three and Nine Months
                Ended April 30, 2003 (as restated) and 2002 (unaudited)                              5
             Condensed Consolidated Statements of Cash Flows for the Nine Months
                Ended April 30, 2003 and 2002 (unaudited)                                            6
              Notes to Condensed Consolidated Financial Statements for the Three and Nine
                Months Ended April 30, 2003 and 2002 (unaudited)                                     7

  Item 2.  Management's Discussion and Analysis of Financial Position and Results of Operation       12

  Item 3.  Controls and Procedures                                                                   17


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                         18

  Item 2.  Changes in Securities                                                                     18

  Item 3.  Defaults Upon Senior Securities                                                           18

  Item 4.  Submission of Matters to a Vote of Security Holders                                       18

  Item 5.  Other Information                                                                         18

  Item 6.  Exhibits and Reports on Form 8-K                                                          18

SIGNATURES                                                                                           20

CERTIFICATIONS                                                                                       21

EXHIBIT INDEX
   EX-2.1
   EX-10.1
   EX-31.1
   EX-31.2
   EX-32.2
   EX-99.3

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2003 (unaudited) AND JULY 31, 2002

                                                                                   April 30,           July 31,
                                                                                      2003               2002
                                                                                -------------      ---------------
ASSETS                                                                            Restated-
                                                                                  see Note 6
Current assets:
        Cash and cash equivalents                                               $   6,181,000      $     1,560,000
        U.S. treasury securities                                                    2,876,000            7,785,000
        Accounts receivable                                                           731,000                   --
        Refundable income taxes                                                       147,000            1,448,000
        Other                                                                         348,000               63,000
                                                                                -------------      ---------------
                                                                                   10,283,000           10,856,000

Land held for development or sale                                                   3,544,000            3,544,000

Investments in unconsolidated investees                                             1,495,000            1,615,000

Goodwill                                                                            2,880,000                   --

Furniture, equipment and other assets, net                                            317,000                9,000
                                                                                -------------      ---------------
                                                                                $  18,519,000      $    16,024,000
                                                                                =============      ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable and other current liabilities                          $     534,000      $        50,000
        Customer deposits                                                             308,000                   --
        Deferred income tax                                                            95,000              139,000
                                                                                -------------      ---------------
                                                                                      937,000              189,000


Note payable                                                                          523,000                   --
                                                                                -------------      ---------------

Stockholders' equity:
        Preferred stock, $.01 par; 10,000,000 shares authorized;
          0 shares issued and outstanding
        Common stock, $.01 par; 10,000,000 shares authorized; 5,690,667 and
          4,865,856 shares issued and outstanding at April 30, 2003 and July 31,
          2002, respectively                                                           57,000               49,000
        Additional paid-in capital                                                  4,909,000            3,324,000
        Retained earnings                                                          12,093,000           12,462,000
                                                                                -------------      ---------------
                                                                                   17,059,000           15,835,000
                                                                                -------------      ---------------
                                                                                $  18,519,000           16,024,000
                                                                                =============      ===============

            See notes to condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002 (unaudited)

                                                         Three Months Ended                        Nine Months Ended
                                                ---------------------------------------    ---------------------------------------
                                                     April 30,            April 30,             April 30,            April 30,
                                                       2003                 2002                   2003                 2002
                                                ----------------       ----------------    ---------------------   ---------------
                                                    Restated -                                  Restated -
                                                    see Note 6                                  see Note 6
Sales and services                              $       113,000         $            --      $           113,000    $          --

Cost of sales and services                               55,000                                           55,000               --
                                                ----------------        ----------------    ---------------------   ---------------

Gross profit                                             58,000                      --                   58,000               --
                                                ----------------        ----------------    ---------------------   ---------------

Costs and expenses
      General and administrative                        335,000               1,045,000                  747,000         2,066,000
      General and administrative -
         related parties                                 40,000                  38,000                  264,000           139,000
                                                ----------------        ----------------    ---------------------   ---------------

                                                        375,000               1,083,000                1,011,000         2,205,000

Non-operating income
      Interest, net                                      34,000                  47,000                  105,000           212,000
                                                ----------------        ----------------    ---------------------   ---------------

Loss from continuing operations before
   income tax benefit                                  (283,000)             (1,036,000)                (848,000)       (1,993,000)

Income tax benefit                                       55,000                 655,000                  189,000           655,000

Equity in income of unconsolidated
   investees, net                                       120,000                 137,000                  290,000           198,000
                                                ----------------        ----------------    ---------------------   ---------------

Net loss                                        $      (108,000)        $      (244,000)     $          (369,000)    $  (1,140,000)
                                                ================        ================    =====================   ===============


Net loss per common share -
   basic and diluted                            $         (0.02)        $         (0.05)     $             (0.08)    $       (0.23)
                                                ================        ================    =====================   ===============

 Weighted average number of common
   shares and common share equivalents                5,005,000               4,866,000                4,911,000         4,866,000
                                                ================        ================    =====================   ===============

                 See notes to consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED APRIL 30, 2003 AND 2002 (unaudited)

                                                                            2003                 2002
                                                                        ------------         ------------
Operating activities
     Net cash provided by (used in) operating activities                $    603,000         $   (814,000)
                                                                        ------------         ------------

Investing activities
     Purchase of furniture and equipment                                     (23,000)                  --
     Net proceeds from redemption of U.S. treasury bills, at
       maturity                                                            4,909,000                   --
     Advances to YaYa, LLC                                                (1,110,000)                  --
     Direct acquisition costs, YaYa, LLC                                    (207,000)                  --
     Capitalization of YaYa Media, Inc.                                       (1,000)                  --
     Cash distribution from unconsolidated restaurant subsidiary             450,000              400,000
                                                                        ------------         ------------

     Net cash provided by investing activities                             4,018,000              400,000
                                                                        ------------         ------------

Net increase (decrease) in cash and cash equivalents                       4,621,000             (414,000)

Cash and cash equivalents, at beginning of period                          1,560,000           11,565,000
                                                                        ------------         ------------

Cash and cash equivalents, at end of period                             $  6,181,000         $ 11,151,000
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

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements (and notes thereto) for the year ended July 31, 2002, which are included in the Company's Form 10-KSB for the year then ended and from which the July 31, 2002 balance sheet information is derived, and the Form 8-K (Date of Report: April 16, 2003) concerning the acquisition of substantially all of the assets and business and certain liabilities of YaYa.

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

         The following table summarizes the allocated estimated fair value of YaYa's assets and liabilities at April 16, 2003 and calculates the resulting goodwill balance. Certain estimated working capital adjustments are still being assessed by management.

Purchase price:
         Issuance of 824,811 shares of the Company's common stock (note 4)             $   1,163,000
         Pre-acquisition advances to YaYa, LLC, including $26,000 in accrued
           interest receivable                                                             1,136,000
         Cash capitalization of YaYa Media, Inc. (100% interest)                               1,000
                                                                                       --------------
Total purchase price                                                                       2,300,000

Acquisition direct costs:
         Issuance of common stock options as investment banking fee (note 4)                 100,000
         Legal, accounting and other miscellaneous direct acquisition costs                  207,000
                                                                                       --------------
Total costs                                                                                2,607,000
                                                                                       --------------

Fair value of YaYa's assets and liabilities:
         Assets
                 Furniture and equipment                                                     207,000
                 Investments and other assets (including $64,000 in identifiable
                 intangibles)                                                                131,000
                 Current assets (including $818,000 in accounts receivable)                  836,000
                                                                                       --------------
                                                                                           1,174,000
                                                                                       --------------
         Liabilities
                 Note payable to YaYa, LLC members                                           523,000
                 Current liabilities                                                         924,000
                                                                                       --------------
                                                                                           1,447,000
                                                                                       --------------
Fair value of identifiable net liabilities assumed                                          (273,000)
                                                                                       --------------

Goodwill (costs plus fair value of net liabilities assumed)                            $   2,880,000
                                                                                       ==============

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

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002 (unaudited)


Note 3 - Investments in unconsolidated investees

        The Company, through a wholly owned subsidiary, holds a 49% minority interest in an unconsolidated investee (the "Restaurant Investee") that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip. The Company has no day-to-day management responsibilities in connection with the Restaurant Investee and the Restaurant Investee's operations. In accordance with U.S. GAAP, the Company excludes the accounts of the Restaurant Investee in reporting its operating results and instead records its investment using the equity method of accounting as adjusted to reflect certain contractual adjustments until the Restaurant Investee attains sustained profitability. The Company has restated the income from the Restaurant Investee (See Note 6 - Restatement of previously issued financial statements). Income from the Restaurant Investee, as restated, for the three and nine months ended April 30, 2003 was $125,000 and $295,000, respectively.

         The following summarizes the condensed balance sheet at April 30, 2003 and the statement of operations for the nine months ended April 30, 2003 (unaudited) of the Investee:


         Assets                                               $1,875,000
         Liabilities                                             357,000
                                                              ----------

         Members' capital                                     $1,518,000
                                                              ==========

         Revenues                                             $3,719,000
         Expenses                                              3,351,000
                                                              ----------

         Income from operations                               $  368,000
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


Note 6 - Restatement of previously issued financial statements

         Subsequent to the original issuance of the Company's condensed consolidated financial statements for the three and nine months ended April 30, 2003, the Company determined that its income from the Restaurant Investee had been recorded incorrectly. Prior to the restatement, the Company had recognized 100% of the initial losses from the Restaurant Investee's operations and its subsequent income through June 30, 2004. The restatement recognizes that the Restaurant Investee attained sustained profitability in February 2003, from which point the Company has restated income from the Restaurant Investee based on its 49% interest, subject to adjustments for any unpaid initial capital contributions and priority return. As of July 1, 2004, all of the initial losses were offset and its initial capital contributions and priority return were paid, resulting in recognition of 49% of future income or losses from the Restaurant Investee's operations prospectively. This restatement has no effect on the Company's reported cash flows. The principal effects of the restatement on the periods restated herein are summarized in the following table:

                                                          As Originally
                                                            Reported        As Restated
                                                         --------------    --------------
For the three months ended April 30, 2003:
  Equity in income from unconsolidated investees, net     $    193,000      $    120,000
  Income tax benefit                                      $     37,000      $     55,000
  Net loss                                                $    (53,000)     $   (108,000)

For the nine months ended April 30, 2003:
  Equity in income from unconsolidated investees, net     $    363,000      $    290,000
  Income tax benefit                                      $    171,000      $    189,000
  Net loss                                                $   (314,000)     $   (369,000)

At April 30, 2003:
  Investment in unconsolidated investees                  $  1,568,000      $  1,495,000
  Total assets                                            $ 18,592,000      $ 18,519,000
  Deferred income tax                                     $    113,000      $     95,000
  Retained earnings                                       $ 12,148,000      $ 12,093,000

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operation

         The following discussion and analysis should be read in conjunction with the explanatory note and condensed consolidated financial statements and notes included elsewhere in this report.


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

      Equity in income of unconsolidated investees, net. The Company, through a wholly owned subsidiary, holds a 49% minority interest in an unconsolidated investee (the "Restaurant Investee") that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip. The Company has no day-to-day management responsibilities in connection with the Restaurant Investee and the Restaurant Investee's operations. In accordance with U.S. GAAP, the Company excludes the accounts of the Restaurant Investee in reporting its operating results and instead records its investment using the equity method of accounting as adjusted to reflect certain contractual provisions contained in the operating agreement for the Restaurant Investee with respect to recognition of profits and losses by the members of the Restaurant Investee. These provisions required the Company to recognize profits to the initial extent of an amount equal to 100% of the initial losses the Company recognized in prior periods and then recognize an accumulated 5% priority return on the unpaid portion of the Company's initial investment of $2,750,000 until paid, which the Company believes to have occurred in the quarter ended April 30, 2003.

         Income from the Company's Restaurant Investee, for the three and nine months ended April 30, 2003 totaled $125,000 and $295,000, respectively, as compared to $137,000 and $198,000, respectively, for the comparable 2002 periods. Future reported income from the Company's Restaurant Investee may fluctuate as it is subject to seasonality factors, occupancy rates and convention usage at the hotel at which the restaurant is located and other factors that may affect tourism in the Las Vegas metropolitan area, and may differ from cash distributions discussed in the Liquidity and Capital Resources section.


Critical accounting policies and estimates

         Principals of consolidation. The Company, through a wholly owned subsidiary, has a 49% minority interest in an unconsolidated investee that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip. The Company is involved in long-term strategic planning, but has no day-to-day management responsibilities in connection with the Investee and the Investee's operations. Subsequent to the issuance of the Company's consolidated financial statements for the three and six months ended April 30, 2003, the Company determined that the non-operating income from its unconsolidated subsidiary, the Border Grill Restaurant had been recorded incorrectly. Prior to June 30, 2004, the Company recorded its investment using the equity method of accounting subject to certain contractual adjustments until the Border Grill Restaurant attained sustained profitability. The effect of the adjustments is that, through June 30, 2004, the Company recognized 100% of the Border Grill Restaurant's income and losses and had received 100% of its capital contribution and priority return. The restatement adjustment recognizes that the Border Grill Restaurant attained sustained profitability at February, 2003. This restatement has no effect on the Company's reported cash flows.

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

         An  evaluation  was  performed,   as  of  April  30,  2003,  under  the
supervision and with the participation of our management, including our President, Chief Executive Officer and Acting Chief Financial Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that the Company's disclosure controls and procedures were not effective as of April 30, 2003 for the reasons described below.

         As is described elsewhere in this Quarterly Report on Form 10-QSB/A, the Company has determined that the non-operating income from the Restaurant Investee originally had been recorded incorrectly. The correction of the error resulted in the restatement of the Company's consolidated financial statements contained in the Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003, and Quarterly Reports on Form 10-QSB for the quarters and transitional period ended April 30, 2003, October 31, 2003, December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004.

         After evaluating the nature of the deficiency and the resulting restatement, the Company's management concluded that a material weakness existed in the Company's internal control over financial reporting at April 30, 2003.

         During the third quarter of fiscal 2003, there were no significant changes in the Company's internal control over financial reporting that materially affected or were reasonably likely to materially affect internal control over financial reporting.

         The Company's management, along with the Audit Committee of the Company's Board of Directors, has reviewed the process employed in determining the recording and reporting of complex and unusual accounting matters. As a result of this  review,  the  Company  has  adopted a policy  of  retaining,  if necessary, the services of a qualified certified public accountant or specialist, other than the Company's independent auditor, to assist the Company with respect to, the reporting of transactions that involve complex and unusual accounting matters.

         The Company's management has evaluated this matter relative to its current and prior internal control environment and disclosure controls and procedures. It has concluded that the material weakness that led to this error not being detected timely has been mitigated as of December 31, 2004 as a result of the additional controls that were placed into effect as of that date, which enabled the Company to detect the need for the restatement.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

         None.


Item 5.  Other Information

         None.


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

         2.1 Asset Purchase Agreement, dated as of April 16, 2003, among YaYa, LLC, American Vantage Companies and YaYa Media, Inc. (1)
        10.1   Voting Agreement, dated as of April 16, 2003, among YaYa, LLC and American Vantage Companies.  (1)
        31.1 Certification of Ronald J. Tassinari pursuant to Exchange Act Rule 13a-14(a) **
        31.2   Certification of Anna M. Morrison pursuant to Exchange Act
               Rule 13a-14(a)  **
        32.1   Certification of Ronald J. Tassinari pursuant to 18 U.S.C.
               Section 1350 **
        32.2   Certification of Anna M. Morrison pursuant to 18 U.S.C.
               Section 1350  **
        99.3   Press Release, dated and disseminated on April 16, 2003  (1)

-------------------
** Filed herewith.

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



                                           AMERICAN VANTAGE COMPANIES

Dated:   May 3, 2005                  By:  /s/  Ronald J. Tassinari
                                           -------------------------------------
                                           Ronald J. Tassinari,
                                           President and Chief Executive Officer





Dated:   May 3, 2005                  By:  /s/  Anna M. Morrison
                                           -------------------------------------
                                           Anna M. Morrison
                                           Chief Accounting Officer