Form 10KSB/A
period 2003-07-31
AMERICAN VANTAGE COMPANIES
filed 2005-05-06
CIK 315428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

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

      The number of shares outstanding of the issuer's Common Stock at October 24, 2003 was 5,690,667.

Transitional Small Business Disclosure Format (check one): YES      No   X
                                                              -----    -----

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A of American Vantage Companies (the "Company") for the fiscal year ended July 31, 2003, contains amendments to the original Annual Report on Form 10-KSB filed on October 29, 2003 (the "Original Form 10-KSB") to reflect a restatement of the financial statements and related notes for the applicable fiscal year ended July 31, 2003 included in the Original Form 10-KSB in order to correct the accounting for the Company's 49% minority interest in its unconsolidated investee, that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip (the "Border Grill"). The restatement affects the Company's reported non-operating income, but has no effect on reported cash distributions from the Border Grill. In connection with the restatement, changes have been made to (i) Item 6. - Management's Discussion and Analysis or Plan of Operations,, and (ii) Item 7. - Financial Statements. This Form 10-KSB/A sets forth all information and disclosures required to be included in the Original Form 10-KSB, as so amended to reflect such restatement. This Form 10-KSB/A is effective for all purposes as of the date of the filing of the original Form 10-KSB.

PART I

Item 1.  Description of Business

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

      The following table sets forth the range of high and low closing bid prices of the Company's common stock for each quarterly period indicated, as quoted on the NASDAQ SmallCap Market. The prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

Period                                                                High Bid        Low Bid
---------------------------------------------------------------------------------------------
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

Item 6. Management's Discussion and Analysis or Plan of Operation

      The following discussion and analysis should be read in conjunction with the explanatory note and consolidated financial statements and notes included in "Item 7. Financial Statements" of this report.

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

      The Company's periodic impairment assessments of indefinite-lived assets are an integral part of the Company's ongoing strategic review of its business operations. Therefore, the Company's estimates may change in future periods due to, among other things, technological change, economic conditions, change in business plans or an inability to successfully implement business plans. Such changes may result in impairment charges recorded in future periods.

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

Income from unconsolidated investees, net

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

      Income from the Company's Restaurant Investee increased from $404,000 in Fiscal 2002 to $445,000 in Fiscal 2003. Future reported income from the Company's Restaurant Investee may differ from cash distributions discussed in the Liquidity and Capital Resources section.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of American Vantage Companies and its subsidiaries as of July 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Las Vegas, Nevada
March 25, 2004, except for Note 12, as to which the date is April 21, 2005

AMERICAN VANTAGE COMPANIES

CONSOLIDATED BALANCE SHEETS

                                                                                      JULY 31,
                                                                     ----------------------------------------
                                                                         2003                         2002
                                                                     -----------                  -----------
ASSETS                                                               Restated - see note  12
Current assets:
        Cash and cash equivalents                                    $ 8,454,000                  $ 1,560,000
        U.S. treasury securities                                              --                    7,785,000
        Accounts receivable, net                                         767,000                           --
        Refundable income taxes                                               --                    1,448,000
        Other                                                            395,000                       63,000
                                                                     -----------                  -----------
                                                                       9,616,000                   10,856,000

Land held for development or sale                                      3,544,000                    3,544,000
Investment in unconsolidated investees                                 1,323,000                    1,615,000
Goodwill                                                               2,926,000                           --
Deferred income tax                                                      287,000                           --
Furniture, equipment and other assets, net                               296,000                        9,000
                                                                     -----------                  -----------
                                                                     $17,992,000                  $16,024,000
                                                                     ===========                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                             $   295,000                  $    50,000
        Accrued liabilities                                              172,000                           --
        Deferred income tax                                               33,000                      139,000
        Deferred revenue                                                 106,000                           --
        Customer deposits                                                296,000                           --
                                                                     -----------                  -----------
              Total current liabilities                                  902,000                      189,000
                                                                     -----------                  -----------

Long-term debt                                                           523,000                           --
Commitments and contingencies

Stockholders' equity:
        Preferred stock, $.01 par; 10,000,000 shares authorized;
          0 shares issued and outstanding                                     --                           --
        Common stock, $.01 par; 100,000,000 shares authorized;
          5,690,667 and 4,865,856 shares issued and outstanding           57,000                       49,000
        Additional paid-in capital                                     4,963,000                    3,324,000
        Retained earnings                                             11,547,000                   12,462,000
                                                                     -----------                  -----------
                                                                      16,567,000                   15,835,000
                                                                     -----------                  -----------
                                                                     $17,992,000                  $16,024,000
                                                                     ===========                  ===========

                 See notes to consolidated financial statements

AMERICAN VANTAGE COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  YEAR ENDED JULY 31,
                                                                        --------------------------------------
                                                                            2003                       2002
                                                                        -----------                -----------
                                                                        Restated -- see Note 12
Sales and services                                                      $   576,000                $        --
Cost of sales and services                                                  337,000                         --
                                                                        -----------                -----------

Gross margin                                                                239,000                         --
                                                                        -----------                -----------

Costs and expenses
      General and administrative                                          2,120,000                  2,610,000
      Corporate restructuring                                                    --                  1,539,000
                                                                        -----------                -----------

                                                                          2,120,000                  4,149,000

Non-operating income
      Interest                                                              106,000                    255,000
      Miscellaneous                                                              --                     10,000
                                                                        -----------                -----------

Loss from continuing operations before income tax benefit                (1,775,000)                (3,884,000)

Income tax benefit                                                          392,000                  1,308,000

Income from unconsolidated investees, net                                   468,000                    404,000

Discontinued operations
      Income from discontinued restaurant operations, net of income
        tax benefit totaling $18,000                                             --                     34,000
                                                                        -----------                -----------

Net loss                                                                $  (915,000)               $(2,138,000)
                                                                        ===========                ===========

Income (loss) per common share - basic and diluted
       Continuing operations                                            $     (0.18)               $     (0.45)
       Discontinued operations                                                   --                       0.01
                                                                        -----------                -----------

       Net loss                                                         $     (0.18)               $     (0.44)
                                                                        ===========                ===========

Weighted average number of common shares and
   common share equivalents                                               5,106,000                  4,866,000
                                                                        ===========                ===========

                 See notes to consolidated financial statements

AMERICAN VANTAGE COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               Common stock                Additional
                                                        -----------------------------       Paid-in          Retained
                                                            Shares        Par Value         Capital          Earnings
                                                        ------------     ------------     ------------     ------------
Balance, July 31, 2001                                     4,865,856     $     49,000     $  3,218,000     $ 14,600,000

Issuance of options under plans                                   --               --           75,000               --

Issuance of warrants under plan                                   --               --           31,000               --

Net loss                                                          --               --               --       (2,138,000)
                                                        ------------     ------------     ------------     ------------

Balance, July 31, 2002                                     4,865,856           49,000        3,324,000       12,462,000

Shares issued related to YaYa acquisition                    824,811            8,000        1,155,000               --

Issuance of options under plans                                   --               --          484,000               --

Net loss                                                          --               --               --         (915,000)
                                                        ------------     ------------     ------------     ------------

Balance, July 31, 2003  (as restated - see Note 12)        5,690,667     $     57,000     $  4,963,000     $ 11,547,000
                                                        ============     ============     ============     ============

                 See notes to consolidated financial statements

AMERICAN VANTAGE COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED JULY 31,
                                                                        ----------------------------
                                                                            2003             2002
                                                                        -----------      -----------
Operating activities
   Net cash used in operating activities                                $  (355,000)     $(2,875,000)
                                                                        -----------      -----------

Investing activities
   Purchase of furniture and equipment                                      (27,000)          (1,000)
   Proceeds from sale of furniture and equipment                                 --            6,000
   Advances to YaYa, LLC                                                 (1,110,000)              --
   Direct YaYa acquisition costs                                           (207,000)              --
   Capitalization of YaYa Media, Inc.                                        (1,000)              --
   Cash proceeds acquired from YaYa LLC                                       9,000               --
   Net proceeds from redemption of U.S. treasury bills, at maturity       7,785,000               --
   Purchased U.S. treasury bills and certificates of deposit                     --       (1,940,000)
   Cash distribution from unconsolidated restaurant subsidiary              800,000          650,000
                                                                        -----------      -----------

   Net cash provided by (used in) investing activities                    7,249,000       (1,285,000)
                                                                        -----------      -----------

Net increase (decrease) in cash and cash equivalents                      6,894,000       (4,160,000)

Cash and cash equivalents, at beginning of year                           1,560,000        5,720,000
                                                                        -----------      -----------

Cash and cash equivalents, at end of year                               $ 8,454,000      $ 1,560,000
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

      Subsequent to the issuance of the Company's consolidated financial statements for the three and six months ended April 30, 2003, the Company determined that the non-operating income from its unconsolidated subsidiary, the Investee had been recorded incorrectly. Prior to June 30, 2004, the Company excluded the accounts of the Investee and instead recorded its investment using the equity method of accounting (based on its equity in the Restaurant Investee's net assets, which is 49%) subject to certain contractual adjustments until the Investee attained sustained profitability. The effect of the adjustments is that, through June 30, 2004, the Company recognized 100% of the Investee's income and losses and had received 100% of its capital contribution and priority return. The restatement recognizes that the Investee attained sustained profitability at February 2003. This restatement has no effect on the Company's reported cash flows. See Note 12 - Restatement of previously issued financial statements.

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

      The following unaudited pro forma information represents the results of operations of the Company as if YaYa had occurred at the beginning of fiscal year 2002:

                                                           Year Ended July 31,
                                                       -------------------------
                                                           2003           2002
                                                       ----------     ----------

Net revenues                                           $1,859,000     $5,422,000
                                                       ==========     ==========

Net loss                                               $3,208,000     $3,080,000
                                                       ==========     ==========

Loss per common share - basic and diluted              $     0.56     $     0.54
                                                       ==========     ==========

      The unaudited pro forma information does not purport to be indicative of the results that would actually have been achieved had the acquisitions occurred as of the date of the periods indicated or that may be obtained in the future.

AMERICAN VANTAGE COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 2003 AND 2002

Note 3 - Investments in unconsolidated investees

      The Company, through a wholly owned subsidiary, holds a 49% minority interest in an unconsolidated investee that owns and operates a restaurant in a casino hotel located on the Las Vegas "Strip". The Company has no day-to-day management responsibilities in connection with the Restaurant Investee and the Restaurant Investee's operations. In accordance with U.S. GAAP, the Company excludes the accounts of the Restaurant Investee in reporting its operating results and instead records its investment using the equity method of accounting as adjusted to reflect certain contractual adjustments until the Restaurant Investee attains sustained profitability. The Company has restated the income from the Restaurant Investee (See Note 12 - Restatement of previously issued financial statements). Income from the Restaurant Investee, as restated, for the fiscal year ended July 31, 2003 was $445,000.

      The following summarizes the condensed balance sheet at July 31, 2003 and the statement of operations for the twelve months ended July 31, 2003 (unaudited) of the Restaurant Investee:

      Assets                                                    $1,890,000
      Liabilities                                                  417,000
                                                                ----------

      Members' capital                                          $1,473,000
                                                                ==========

      Revenues                                                  $5,510,000
      Expenses                                                   4,851,000
                                                                ----------

      Income from operations                                    $  659,000
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

      The following summarizes the condensed balance sheet at July 31, 2003 and the statement of operations from the April 16, 2003 acquisition date through July 31, 2003 (unaudited) of the YaYa Investee:

      Assets                                                    $  38,000
      Liabilities                                                  97,000
                                                                ---------

      Members' deficit                                          $ (59,000)
                                                                =========

      Revenues                                                  $ 145,000
      Expenses                                                    101,000
                                                                ---------

      Income from operations                                    $  44,000
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

         The following is a summary of activity of outstanding stock options under the four plans:

                                                                                              Employees,
                                                  Officers          Key Employees        Officers / Directors
                                                  --------          -------------        --------------------
Common shares reserved for issuance                500,000               833,334              1,583,334
                                                  ========              ========              =========

Shares / weighted average exercise price
    Outstanding, July 31, 2001               52,726    $   1.86    586,943    $   2.65    304,172    $   3.51
    Granted                                      --          --         --          --     65,000          --
    Canceled / expired                      (41,030)       2.07   (410,971)       3.06   (105,000)         --
                                           --------    --------   --------    --------   --------    --------

    Outstanding, July 31, 2002               11,696        1.13    175,972        1.48    264,172        3.51
    Granted                                      --          --         --          --    427,500        1.37
    Canceled / expired                           --          --    (58,668)         --    (83,337)       3.48
                                           --------    --------   --------    --------   --------    --------

    Outstanding, July 31, 2003               11,696    $   1.13    117,304    $   1.29    608,335    $   2.08
                                           ========    ========   ========    ========   ========    ========

Weighted average remaining
  contractual life (years) / range
  of exercise prices                         6.5        $1.13       6.6   $1.13 - $1.63    8.8   $1.13 - $3.57
                                             ===        =====       ===   =============    ===   =============

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

                                                         2003          2002
                                                         ----          ----

Pro forma net loss                                     $987,000   $   2,138,000
                                                       ========   =============

Pro forma net loss per share - basic and diluted       $   0.19   $        0.44
                                                       ========   =============

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

      The weighted-average grant-date fair value of each non-employee award and the pro forma presentation for employee stock-based compensation was determined by using the Black-Scholes option pricing model and the following key assumptions:

                                                  2003                 2002
                                                  ----                 ----

Expected stock price volatility                144% to 146%        131% to 132%
Expected option lives (years)                       10                   3
Expected dividend yield                              0                   0
Risk-free interest rates                            1.3%           3.9% to 4.0%

Note 6 - Income taxes

Income tax benefit (expense) is comprised as follows:

                                  2003               2003               2002
                              -----------        -----------        -----------
                            (As originally      (As restated,
                               reported)         see Note 12)

Current                       $        --        $        --        $ 1,447,000
Deferred                          319,000            392,000           (139,000)
                              -----------        -----------        -----------
                              $   319,000        $   392,000        $ 1,308,000
                              ===========        ===========        ===========

      The income tax benefit (expense) for the years ending July 31, 2003 and 2002 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax loss as a result of the following differences:

----------------------------------------------------------------------------------------------------------------------
                                 2003             %             2003            %            2002            %
                             -----------    -----------    -----------    -----------    -----------    -----------
                           (As originally                 (As restated,
                              reported                     see Note 12
Statutory federal tax rate   $   372,000             34    $   445,000             34    $ 1,183,000             34
Stock options and warrants       (40,000)            (4)       (40,000)            (3)       (36,000)            (1)
Employment tax credits                --             --             --             --         37,000              1
Valuation allowances                  --             --             --             --        114,000              3
Other                            (13,000)            (1)       (13,000)            (1)        10,000              1
                             -----------    -----------    -----------    -----------    -----------    -----------
Effective tax benefit        $   319,000             29    $   392,000             30    $ 1,308,000             38
                             ===========    ===========    ===========    ===========    ===========    ===========
----------------------------------------------------------------------------------------------------------------------

AMERICAN VANTAGE COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 2003 AND 2002

      The components of deferred net tax assets and liabilities at July 31, 2003 and 2002 are comprised of:

      ----------------------------------------------------------------------------------------
                                                         2003          2003           2002
                                                     -----------    -----------    -----------
                                                    (As originally  (As restated,
                                                       reported      see Note 12
      Deferred net tax assets (liabilities):
         Operations of unconsolidated investee       $   (62,000)   $    11,000    $  (222,000)
         Tax attributes of unconsolidated investee      (145,000)      (145,000)        71,000
         Net operating loss                              382,000        382,000             --
         Discontinued operations                              --             --         12,000
         Other                                             6,000          6,000             --
                                                     -----------    -----------    -----------

      Total deferred net tax assets (liabilities)    $   181,000    $   254,000    $  (139,000)
                                                     ===========    ===========    ===========
      ----------------------------------------------------------------------------------------

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

AMERICAN VANTAGE COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 2003 AND 2002

Note 10 - Supplemental cash flow information

                                                                                                YEAR ENDED JULY 31,
                                                                                      --------------------------------------
                                                                                          2003                       2002
                                                                                      -----------                -----------
                                                                                      Restated - see Note 12
Reconciliation of net loss to net cash used in operating activities
    Net loss                                                                          $  (915,000)               $(2,138,000)
    Income from unconsolidated investees                                                 (468,000)                  (404,000)
    Depreciation and amortization                                                          39,000                     23,000
    Loss on disposal of furniture and equipment                                                --                     95,000
    Compensation expense from issuance of stock options                                   119,000                         --
    Expenses paid with stock options and warrants **                                           --                    106,000
    Deferred income tax benefit                                                           (45,000)                   139,000
    Change in operating assets and liabilities, net of amounts acquired or assumed in the YaYa LLC acquisition:
          Accounts receivable, net                                                        (16,000)                        --
          Refundable income taxes                                                       1,100,000                   (424,000)
          Other assets                                                                    (76,000)                    11,000
          Accounts payable                                                               (103,000)                  (103,000)
          Accrued liabilities                                                             (29,000)                  (180,000)
          Deferred revenue                                                                 93,000                         --
          Customer deposits                                                               (54,000)                        --
                                                                                      -----------                -----------

                                                                                      $  (355,000)               $(2,875,000)
                                                                                      ===========                ===========

    ** Denotes significant non-cash financing activity

Supplemental schedule of noncash investing and financing activities:
   Cost of acquisition in excess of fair market value of net
     assets received                                                                  $ 2,926,000                $        --
   Liabilities assumed                                                                  1,433,000                         --
   Common stock issued in connection with acquisition                                   1,163,000                         --
   Tangible assets acquired in connection with acquisition                              1,044,000                         --
   Stock options issued in connection with acquisition                                    100,000                         --

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

Note 12 - Restatement of previously issued financial statements

      Subsequent to the original issuance of the Company's consolidated financial statements for the fiscal year ended July 31, 2003, the Company determined that its income from the Restaurant Investee had been recorded incorrectly. Prior to the restatement, the Company had recognized 100% of the initial losses from the Restaurant Investee's operations and its subsequent income through June 30, 2004. The restatement recognizes that the Restaurant Investee attained sustained profitability in February 2003, from which point the Company has restated income from the Restaurant Investee based on its 49% interest, subject to adjustments for any unpaid initial capital contributions and priority return. As of July 1, 2004, all of the initial losses were offset and its initial capital contributions and priority return were paid, resulting in recognition of 49% of future income or losses from the Restaurant Investee's operations prospectively. This restatement has no effect on the Company's reported cash flows. The principal effects of the restatement on the periods restated herein are summarized in the following table:

                                                 As Originally
                                                    Reported        As Restated
                                                  ------------     ------------

For the year ended July 31, 2003:
    Income from unconsolidated investees, net     $    682,000     $    468,000
    Income tax benefit                            $    319,000     $    392,000
    Net income (loss)                             $    774,000     $   (915,000)

At July 31, 2003
    Investment in unconsolidated investees        $  1,537,000     $  1,323,000
    Deferred income tax                           $    214,000     $    287,000
    Total assets                                  $ 18,133,000     $ 17,992,000
    Retained earnings                             $ 11,688,000     $ 11,547,000

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

Item 8A. Controls and Procedures

      An evaluation was performed, as of July 31, 2003, under the supervision and with the participation of our management, including its President and Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on such evaluation, our management has concluded that the Company's disclosure controls and procedures were not effective as of July 31, 2003 for the reasons described below.

      As is described elsewhere in this Annual Report on Form 10-KSB/A, the Company has determined that the non-operating income from the Restaurant Investee originally had been recorded incorrectly. The correction of the error resulted in the restatement of the Company's consolidated financial statements contained in the Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003, and Quarterly Reports on Form 10-QSB for the quarters and transitional period ended April 30, 2003, October 31, 2003, December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004.

      After   evaluating   the  nature  of  the  deficiency  and  the  resulting
restatement, the Company's management concluded that a material weakness existed in the Company's internal control over financial reporting at July 31, 2003.

      During the fiscal year ended 2003, there were no significant changes in the Company's internal control over financial reporting that materially affected or were reasonably likely to materially affect internal control over financial reporting.

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

      Randolph C. Read was elected to the Company's board of directors on May 20, 2003. He has been the President and Chief Executive Officer of American Strategic Investments, L.P., an investment fund that focuses on established commercial business operations and investing in both debt and/or equity of those entities, since 2002. Mr. Read served as President of Knowledge Universe Business Group and President of Knowledge Universe Capital Co. from 1999 to 2002. Mr. Read currently is a consultant to certain Knowledge Universe entities and their affiliated companies. In 1999, he was Chairman of the Board of Shopping.com, Inc., an internet retailer, prior to its sale to Compac Computer Corp. From 1996 to 1998, he was Senior Vice President, Chief Financial and Planning Officer of Stone Container Corp., an integrated producer of paperboard and paper-based packaging products. Since 2002, Mr. Read has also served as a director of Brands Shopping Network, Inc., and serves as a director of The Read Foundation.

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

                                          Annual Compensation                           Long-Term Compensation Awards
                                   -------------------------------              --------------------------------------------
Name and                   Fiscal                   Other Annual                   Restricted               Securities
Principal Position          Year   Salary ($)     Compensation ($)              Stock Awards ($)      Underlying Options (#)
--------------------------  ----   ----------     ----------------              ----------------      ----------------------
Ronald J. Tassinari,        2003   $ 272,473      $         40,000   (1)        $           --                   25,000      (2)
Chief Executive             2002   $ 408,140      $         40,000   (1)        $           --                   28,470      (3)
Officer and President       2001   $ 451,500      $         84,177   (4)(5)     $           --                       --

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

Option Grants In Last Fiscal Year

      The following table sets forth:

o The number of shares underlying options the Company granted during its fiscal year ended July 31, 2003 to each of the named executive officers listed in the Summary Compensation Table contained in the "Executive Compensation" subsection of this Form 10-KSB/A.

o The percentage that the option grant represents of the total options granted to all of the Company's employees during its 2003 fiscal year,

o     The per share exercise price of each option,

o     and the expiration date of each option.

--------------------------------------------------------------------------------------------------------------------------
                             Number of Securities           Percentage of
Name                          Underlying Options       Total Options Granted to All                        Expiration
                                    Granted              Employees in Fiscal Year      Exercise Price         Date
--------------------------------------------------------------------------------------------------------------------------
Ronald J.  Tassinari                25,000                      33.3%                      $1.41        April 15, 2013
--------------------------------------------------------------------------------------------------------------------------

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table

      The table below includes the number and value of exercisable and unexercisable stock options granted to the executive officers named in the Summary Compensation Table at the fiscal year ended July 31, 2003.

----------------------------------------------------------------------------------------------------------------------
                                    Shares Acquired     Value Realized       Number of            Value of
                                    on Exercise                              Securities           Unexercised
                                                                             Underlying           In-The-Money
Name                                                                         Unexercised          Options at FY-End
                                                                             Options at FY-End    ($)
                                                                             Exercisable /        Exercisable /
                                                                             Unexercisable        Unexercisable
                                                                              (1)                 (1)
----------------------------------------------------------------------------------------------------------------------
Ronald J. Tassinari                               0                 $0            80,555 / 0          $98,133 / 0
----------------------------------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------------------------------------
                                            (A)                         (B)                            (C)
Plan Category                   Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights              equity compensation plans
                                                                                             (excluding securities
                                                                                            reflected in column (A)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans                    699,835                    $1.76                        858,335
approved by security holders

Equity compensation plans not                 25,000                    $1.65                          N/A
approved by security holders

Total                                        724,835                    $1.75                        858,335

----------------------------------------------------------------------------------------------------------------------

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

         10.15 Lease, dated June 10, 2003, between the Company and Durango Trop, L.L.C. (14)

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

         10.22      Employment   Letter  Agreement  dated  September  27,  2002,
                    between Ronald J. Tassinari and American Vantage  Companies.
                    (12)

         10.23 Letter agreement, dated July 31, 2002, between Ronald J. Tassinari and American Vantage Companies. (21)

         10.24 Letter agreement, dated July 31, 2002, between Audrey K. Tassinari and American Vantage Companies. (12)

         10.25 Letter agreement, dated July 31, 2002, between Roy K. Keefer and American Vantage Companies. (12)

         10.26 Employment Agreement, dated as of February 1, 2003, between Ronald J. Tassinari and American Vantage Companies. (14)

         10.27 Employment Agreement, dated April 16, 2003, between Anna M. Morrison and American Vantage Companies. (14)

         10.28 Voting Agreement, dated as of April 16, 2003, among YaYa, LLC and American Vantage Companies. (13)

         14.1       Code of Ethics, dated as of July 31, 2003. (14)

         21.1       Subsidiaries of the Registrant. (14)

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

-------------------------

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

(10) Incorporated by reference from the Company's Current Report on Form 8-K filed on June 26, 2001.

(11) Incorporated by reference from the Company's Current Report on Form 8-K filed on September 18, 2002.

(12) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended July 31, 2002.

(13) Incorporated by reference from the Company's Current Report on Form 8-K filed on April 16, 2003.

(14) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended July 31, 2003.

-------------------
** Filed herewith.

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

Dated:  May 3, 2005

                                        AMERICAN VANTAGE COMPANIES

                                        By: /s/ Ronald J. Tassinari
                                            ------------------------------------
                                            Ronald J. Tassinari, President and
                                            Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                     Title                                Date
         ---------                     -----                                ----
/s/ Ronald J. Tassinari        President and Chief Executive Officer,       May 3, 2005
-------------------------      Director (Principal Executive)
Ronald J. Tassinari

/s/ Anna M. Morrison           Chief Accounting Officer                     May 3, 2005
-------------------------      (Principal Financial Officer)
Anna M. Morrison

/s/ Steven G. Barringer        Director                                     May 3, 2005
-------------------------
Steven G. Barringer

/s/ Jeanne Hood                Director                                     May 3, 2005
-------------------------
Jeanne Hood

/s/ Randolph C. Read           Director                                     May 3, 2005
-------------------------
Randolph C. Read

/s/ Audrey K. Tassinari        Director                                     May 3, 2005
-------------------------
Audrey K. Tassinari