Form 10QSB/A
period 2003-10-31
AMERICAN VANTAGE COMPANIES
filed 2005-05-06
CIK 315428

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

            4735 S. Durango Dr., Suite #105, Las Vegas, Nevada,89147
            --------------------------------------------------------
                    (Address of principal executive offices)

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

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A of American Vantage Companies (the "Company") for the three months ended October 31, 2003, contains amendments to the original Quarterly Report on Form 10-QSB filed on December 12, 2003 (the "Original Form 10-QSB") to reflect a restatement of the financial statements and related notes for the applicable three months ended October 31, 2003 included in the Original Form 10-QSB in order to correct the accounting for the Company's 49% minority interest in its unconsolidated investee, that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip (the "Border Grill"). The restatement affects the Company's reported non-operating income, but has no effect on reported cash distributions from the Border Grill. In connection with the restatement, changes have been made to (i) Part I - Financial Information - Item 1. - Financial Statements, (ii) Part I - Financial Information - Item 2. - Management's Discussion and Analysis of Financial Position and Results of Operations, and (iii) Item 3. Controls and Procedures. This Form 10-QSB/A sets forth all information and disclosures required to be included in the Original Form 10-QSB, as so amended to reflect such restatement. This Form 10-QSB/A is effective for all purposes as of the date of the filing of the original Form 10-QSB.

Changes have also been made to Part I - Financial Information - Item 1. - Financial Statements for additional footnote disclosure related to the Company's revenue recognition policies.

                                TABLE OF CONTENTS


                                                                           PAGE
PART I - FINANCIAL INFORMATION

  Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            Condensed Consolidated Balance Sheets as of October 31, 2003
              (unaudited - as restated) and July 31, 2003                     4
            Condensed Consolidated Statements of Operations for the
              Three Months Ended October 31, 2003 (as restated) and 2002
              (unaudited)                                                     5
            Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended October 31, 2003 and 2002 (unaudited)        6
            Notes to Condensed Consolidated Financial Statements for
              the Three Months Ended October 31, 2003 and 2002
              (unaudited)                                                     7

  Item 2.   Management's Discussion and Analysis of Financial Position
              and Results of Operation                                       11

  Item 3.  Controls and Procedures                                           17

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                 18

  Item 2.  Changes in Securities                                             18

  Item 3.  Defaults Upon Senior Securities                                   18

  Item 4.  Submission of Matters to a Vote of Security Holders               18

  Item 5.  Other Information                                                 18

  Item 6.  Exhibits and Reports on Form 8-K                                  18

SIGNATURES                                                                   19

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2003 (unaudited) AND JULY 31, 2003

                                                                     October 31,         July 31,
                                                                        2003               2003
                                                                     -----------        -----------
                                                                   Restated - See
                                                                        note 7
ASSETS
Current assets:
     Cash and cash equivalents                                       $ 8,608,000        $ 8,454,000
     Accounts and other receivables                                      744,000            767,000
     Other                                                               485,000            395,000
                                                                     -----------        -----------
                                                                       9,837,000          9,616,000

Land held for development or sale                                      3,544,000          3,544,000
Investments in unconsolidated investees                                1,173,000          1,323,000

Goodwill                                                               2,939,000          2,926,000

Deferred income tax                                                      211,000            287,000
Furniture, equipment and other assets
                                                                         280,000            296,000
                                                                     -----------        -----------
                                                                     $17,984,000        $17,992,000
                                                                     ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and other current liabilities                  $   417,000            467,000
     Customer deposits                                                   296,000            296,000
     Deferred revenue                                                      1,000            106,000
     Deferred income tax                                                  33,000             33,000
                                                                     -----------        -----------

                                                                         747,000            902,000
                                                                     -----------        -----------


Note payable                                                             523,000            523,000
                                                                     -----------        -----------

Stockholders' equity:
     Preferred stock, $.01 par; 10,000,000 shares authorized;
       0 shares issued and outstanding                                        --                 --
     Common stock, $.01 par; 10,000,000 shares authorized;
       5,690,667 shares issued and outstanding                            57,000             57,000
     Additional paid-in capital                                        4,963,000          4,963,000
     Retained earnings                                                11,694,000         11,547,000
                                                                     -----------        -----------
                                                                      16,714,000         16,567,000
                                                                     -----------        -----------
                                                                     $17,984,000        $17,992,000
                                                                     ===========        ===========

            See notes to condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002 (unaudited)

                                                                    Three Months Ended
                                                              -------------------------------
                                                               October 31,        October 31,
                                                                 2003                2002
                                                              -----------         -----------
                                                              Restated --
                                                               See note 7
Sales and services                                            $   528,000         $        --

Cost of sales and services                                        197,000                  --
                                                              -----------         -----------

Gross profit                                                      331,000                  --
                                                              -----------         -----------

Costs and expenses
      General and administrative                                  793,000             208,000
      General and administrative - related parties                 71,000             147,000
                                                              -----------         -----------

                                                                  864,000             355,000
                                                              -----------         -----------

Non-operating income
      Interest, net                                                    --              37,000
      Other income, net                                           606,000                  --
                                                              -----------         -----------

                                                                  606,000              37,000
                                                              -----------         -----------

Income (loss) from continuing operations before income
   tax (expense) benefit                                           73,000            (318,000)

Income tax (expense) benefit                                      (76,000)             24,000

Equity in income of unconsolidated investees, net                 150,000             174,000
                                                              -----------         -----------

Net income (loss)                                             $   147,000         $  (120,000)
                                                              ===========         ===========

Net income (loss) per common share - basic and diluted        $      0.03         $     (0.03)
                                                              ===========         ===========

 Weighted average number of common shares
    and common share equivalents                                5,691,000           4,866,000
                                                              ===========         ===========

            See notes to condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002 (unaudited)


                                                                               Three Months Ended
                                                                        --------------------------------
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

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements (and notes thereto) for the year ended July 31, 2003, which are included in the Company's Form 10-KSB/A for the year then ended and from which the July 31, 2003 balance sheet information is derived.

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

         The following unaudited pro forma information represents the results of operations of the Company as if YaYa had occurred at the beginning of fiscal year 2002:

                                               Three months ended October 31,
                                               -----------------------------
                                                    2003             2002
                                                 ---------        ---------

Net revenues                                     $ 528,000        $ 465,000
                                                 =========        =========

Net income (loss)                                $ 147,000        $(461,000)
                                                 =========        =========

Net income (loss) per common share -
   basic and diluted                             $    0.03        $   (0.08)
                                                 =========        =========


         The unaudited pro forma information may not be indicative of the results that would actually have been achieved had the acquisitions occurred as of the date of the periods indicated or that may be obtained in the future.


Note 3 - Investments in unconsolidated investees

         The Company, through a wholly owned subsidiary, holds a 49% minority interest in an unconsolidated investee ("Restaurant Investee") that owns and operates a restaurant in a casino hotel located on the Las Vegas "Strip". The Company has no day-to-day management responsibilities in connection with the Restaurant Investee and the Restaurant Investee's operations. In accordance with U.S. GAAP, the Company excludes the accounts of the Restaurant Investee in reporting its operating results and instead records its investment using the equity method of accounting as adjusted to reflect certain contractual adjustments until the Restaurant Investee attains sustained profitability. The Company has restated the income from the Restaurant Investee (See Note 7 - Restatement of previously issued financial statements). Income from the Restaurant Investee, as restated, for the three months ended October 31, 2003 was $136,000.

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
                                                            ==========

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002 (unaudited)


          Revenues                                          $1,653,000
          Expenses                                           1,386,000

          Income from operations                            $  267,000
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

         The following summarizes the condensed balance sheet at October 31, 2003 and the statement of operations for the three months ended October 31, 2003 (unaudited) of the YaYa investee:

          Assets                                            $ 114,000
          Liabilities                                         135,000
                                                            ---------

          Members' deficit                                  $ (21,000)
                                                            =========

          Revenues                                          $ 221,000
          Expenses                                            183,000
                                                            ---------

          Income from operations                            $  38,000
                                                            =========


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


Note 7 - Restatement of previously issued financial statements

         Subsequent to the original issuance of the Company's condensed consolidated financial statements for the three months ended October 31, 2003, the Company determined that its income from the Restaurant Investee had been recorded incorrectly. Prior to the restatement, the Company had recognized 100% of the initial losses from the Restaurant Investee's operations and its subsequent income through June 30, 2004. The restatement recognizes that the Restaurant Investee attained sustained profitability in February 2003, at which point the Company has restated income from the Restaurant Investee based on its 49% interest, subject to adjustments for any unpaid initial capital contributions and priority return. As of July 1, 2004, all of the initial losses were offset and its initial capital contributions and priority return were paid, resulting in recognition of 49% of future gains or losses from the Restaurant Investee's operations prospectively. This restatement has no effect on the Company's reported cash flows. The principal effects of the restatement on the periods restated herein are summarized in the following table:


                                                  As Originally
                                                    Reported       As Restated
                                                  -------------   --------------

For the three months ended October 31, 2003:
    Equity in income from unconsolidated
      investees, net                              $    281,000     $    150,000
    Income tax expense                            $   (120,000)    $    (76,000)
    Net income                                    $    234,000     $    147,000

At October 31, 2003
    Investment in unconsolidated investees        $  1,518,000     $  1,173,000
    Deferred income tax                           $     94,000     $    211,000
    Total assets                                  $ 18,212,000     $ 17,984,000
    Retained earnings                             $ 11,922,000     $ 11,694,000

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operation

         The following discussion and analysis should be read in conjunction with the explanatory note and unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report.


Statement on Forward-Looking Statements

         In addition to historical information, this Quarterly Report on Form 10-QSB/A contains certain forward-looking statements. Such statements include the expected financial performance and its strategic and operations plans concerning American Vantage Companies and its controlled subsidiaries (collectively, the "Company"), as well as all assumptions, expectations, predictions, intentions or beliefs about future events involving the Company, its vendors and customers and other matters. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management and federal and state regulation of the gaming and restaurant industries, any unforeseen change in the markets for advertising applications or computer and internet "gaming," domestic and global economic conditions and changes in federal and state tax laws or the administration of such laws. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this Form 10-QSB/A is filed, and that may have an effect on the Company's overall performance or financial position.


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


Equity in income of unconsolidated investees, net

         The Company, through a wholly owned subsidiary, holds a 49% minority interest in an unconsolidated investee (the "Restaurant Investee") that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip. The Company has no day-to-day management responsibilities in connection with the Restaurant Investee and the Restaurant Investee's operations. In accordance with U.S. GAAP, the Company excludes the accounts of the Restaurant Investee in reporting its operating results and instead records its investment using the equity method of accounts as adjusted to reflect certain contractual provisions contained in the operating agreement for the Restaurant Investee with respect to recognition of profits and losses by the members of the Restaurant Investee. These provisions required the Company to recognize profits to the initial extent of an amount equal to 100% of the initial losses the Company recognized in prior periods and then recognize an accumulated 5% priority return on the unpaid portion of the Company's initial investment of $2,750,000 until paid, which the Company believes to have occurred in the quarter ended April 30, 2003. Future reported income from the Company's Restaurant Investee may differ from cash distributions discussed in the Liquidity and Capital Resources section.

         Income from the Company's unconsolidated investment in its Restaurant Investee decreased from $174,000 for the three months ended October 31, 2002 to $136,000 for the three months ended October 31, 2003. Future reported income from the Restaurant Investee may fluctuate as it is subject to seasonality factors, occupancy rates and convention usage at the hotel at which the restaurant is located and other factors that may affect tourism in the Las Vegas metropolitan area.


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

         The Company's periodic impairment assessment of indefinite-lived assets is an integral part of the Company's ongoing strategic review of its business operations. Therefore, the Company's estimates may change in future periods due to, among other things, technological change, economic conditions, change in business plans or an inability to successfully implement business plans. Such changes may result in impairment charges recorded in future periods.

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

         Principals of consolidation. The Company, through a wholly-owned subsidiary, has a 49% minority interest in an unconsolidated investee that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip. The Company is involved in long-term strategic planning, but has no day-to-day management responsibilities in connection with the Investee and the Investee's operations. In accordance with U.S. GAAP, the Company excludes the accounts of the Restaurant Investee and instead records its investment using the equity method of accounting subject to certain contractual adjustments.

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

         An evaluation was performed, as of October 31, 2003, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and the Company's Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, our management has concluded that the Company's disclosure controls and procedures were not effective as of October 31, 2003 for the reasons described below.

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

         After evaluating the nature of the deficiency and the resulting restatement, the Company's management concluded that a material weakness existed in the Company's internal control over financial reporting at October 31, 2003.

         During the first quarter of fiscal 2004, there were no significant changes in the Company's internal control over financial reporting that materially affected or were reasonably likely to materially affect internal control over financial reporting.

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



                                      AMERICAN VANTAGE COMPANIES

Dated:   May 3, 2005                  By:  /s/  Ronald J. Tassinari
                                           -------------------------------------

                                           Ronald J. Tassinari,
                                           President and Chief Executive Officer





Dated:   May 3, 2005                  By:  /s/  Anna M. Morrison
                                           -------------------------------------
                                           Anna M. Morrison,
                                           Chief Accounting Officer