Form 10QSB/A
period 2003-12-31
AMERICAN VANTAGE COMPANIES
filed 2005-05-06
CIK 315428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)


|_| Quarterly Report Under Section 13 of 15(d) of the Securities Exchange Act of 1934


                 For the quarterly period ended _______________


|X| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

            4735 S. Durango Dr., Suite #105, Las Vegas, Nevada, 89147
                    (Address of principal executive offices)

                                 (702) 227-9800
                            Issuer's telephone number

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

      Transitional Small Business Disclosure Format: |_| YES |X| NO

                                EXPLANATORY NOTE

This Transition Report on Form 10-QSB/A of American Vantage Companies (the "Company") for the two months ended December 31, 2003, contains amendments to the original Transition Report on Form 10-QSB filed on March 18, 2004 (the "Original Form 10-QSB") to reflect a restatement of the financial statements and related notes for the applicable two and five months ended December 31, 2003 included in the Original Form 10-QSB in order to correct the accounting for the Company's 49% minority interest in its unconsolidated investee that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip (the "Border Grill"). The restatement affects the Company's reported equity in income
(loss) of unconsolidated investees, net and income tax benefit, but has no effect on reported cash distributions from the Border Grill. In connection with the restatement, changes have been made to (i) Part I - Financial Information -
Item 1. - Financial Statements, (ii) Part I - Financial Information - Item 2. - Management's Discussion and Analysis or Plan of Operation, and (iii) Item 3. Controls and Procedures. This Form 10-QSB/A sets forth all information and disclosures required to be included in the Original Form 10-QSB, as so amended to reflect such restatement. This Form 10-QSB/A is effective for all purposes as of the date of the filing of the original Form 10-QSB.

Changes have also been made to the Condensed Consolidated Statements of Cash Flows on Part I - Financial Information - Item 1. - Financial Statements to add a supplemental schedule of non cash investing and financing activities.

                               TABLE OF CONTENTS

                                                                            PAGE


PART I - FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         Condensed Consolidated Balance Sheets as of December 31, 2003
           (unaudited - as restated) and July 31, 2003                         4
         Condensed Consolidated Statements of Operations for the Two and
           Five Months Ended December 31, 2003 (as restated) 2002 (unaudited) 5 Condensed Consolidated Statements of Cash Flows for the Five Months
           Ended December 31, 2003 and 2002 (unaudited)                        6
         Notes to Condensed Consolidated Financial Statements for the
           Two and Five Months Ended December 31, 2003 and 2002 (unaudited)    7

Item 2.  Management's Discussion and Analysis or Plan of Operation            14

Item 3.  Controls and Procedures                                              21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    22

Item 2.  Changes in Securities                                                22

Item 3.  Defaults Upon Senior Securities                                      22

Item 4.  Submission of Matters to a Vote of Security Holders                  22

Item 5.  Other Information                                                    22

Item 6.  Exhibits and Reports on Form 8-K                                     22

SIGNATURES                                                                    24

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 (UNAUDITED) AND JULY 31, 2003

                                                                DECEMBER 31,   JULY 31,
                                                                    2003         2003
                                                                -----------   -----------
                                                                Restated -
                                                                see Note 7
ASSETS
Current assets:
     Cash and cash equivalents                                  $ 8,628,000   $ 8,454,000
     Accounts and other receivables                               1,435,000       767,000
     Other                                                          494,000       395,000
                                                                -----------   -----------
                                                                 10,557,000     9,616,000

Film inventory, net                                                 660,000            --
Land held for development or sale                                 3,544,000     3,544,000
Investments in unconsolidated investees                           1,070,000     1,323,000
Goodwill                                                          3,608,000     2,926,000
Deferred income tax                                                 627,000       287,000
Furniture, equipment and other assets, net                          504,000       296,000
                                                                -----------   -----------
                                                                $20,570,000   $17,992,000
                                                                ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and other current liabilities             $ 1,352,000   $   467,000
     Customer deposits                                              264,000       296,000
     Film production liabilities                                    275,000            --
     Royalties payable                                               95,000            --
     Deferred revenue                                               606,000       106,000
     Deferred income tax                                            225,000        33,000
                                                                -----------   -----------
                                                                  2,817,000       902,000
                                                                -----------   -----------
Note payable                                                        523,000       523,000
                                                                -----------   -----------
Stockholders' equity:
     Preferred stock, $.01 par; 10,000,000 shares authorized;
       0 shares issued and outstanding                                   --            --
     Common stock, $.01 par; 100,000,000 shares authorized;
       5,690,667 shares issued and outstanding                       57,000        57,000
     Additional paid-in capital                                   5,713,000     4,963,000
     Retained earnings                                           11,460,000    11,547,000
                                                                -----------   -----------
                                                                 17,230,000    16,567,000
                                                                -----------   -----------
                                                                $20,570,000   $17,992,000
                                                                ===========   ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
TWO AND FIVE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)

                                                                TWO MONTHS ENDED              FIVE MONTHS ENDED
                                                           --------------------------    --------------------------
                                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                               2003          2002            2003          2002
                                                           -----------    -----------    -----------    -----------
                                                           Restated --                   Restated --
                                                           See Note 7                    See Note 7

SALES AND SERVICES                                         $   425,000    $        --    $   953,000    $        --
COST OF SALES AND SERVICES                                     137,000             --        334,000             --
                                                           -----------    -----------    -----------    -----------
GROSS PROFIT                                                   288,000             --        619,000             --
                                                           -----------    -----------    -----------    -----------
GENERAL AND ADMINISTRATIVE
      Other                                                    625,000        142,000      1,418,000        350,000
      Related parties                                           48,000         55,000        119,000        202,000
                                                           -----------    -----------    -----------    -----------
                                                               673,000        197,000      1,537,000        552,000
                                                           -----------    -----------    -----------    -----------
NON-OPERATING INCOME (LOSS)
      Interest, net                                                 --         17,000             --         54,000
      Other, net                                               (45,000)            --        561,000             --
                                                           -----------    -----------    -----------    -----------
                                                               (45,000)        17,000        561,000         54,000
                                                           -----------    -----------    -----------    -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
   TAX BENEFIT                                                (430,000)      (180,000)      (357,000)      (498,000)

INCOME TAX BENEFIT                                             224,000             --        148,000         24,000

EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED INVESTEES, NET       (28,000)       (50,000)       122,000        124,000
                                                           -----------    -----------    -----------    -----------
NET LOSS                                                   $  (234,000)   $  (230,000)   $   (87,000)   $  (350,000)
                                                           ===========    ===========    ===========    ===========
NET LOSS PER COMMON SHARE - BASIC AND DILUTED              $     (0.04)   $     (0.05)   $     (0.02)   $     (0.07)
                                                           ===========    ===========    ===========    ===========
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS                             5,691,000      4,866,000      5,691,000      4,866,000
                                                           ===========    ===========    ===========    ===========


                              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FIVE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)

                                                                         FIVE MONTHS ENDED
                                                                    --------------------------
                                                                    DECEMBER 31,   DECEMBER 31,
                                                                        2003          2002
                                                                    -----------    -----------
OPERATING ACTIVITIES
      Net cash used in operating activities                         $  (276,000)   $  (446,000)
                                                                    -----------    -----------
INVESTING ACTIVITIES
      Purchase of furniture and equipment, net                          (15,000)            --
      Direct acquisition costs, Hypnotic                                (97,000)            --
      Cash proceeds acquired from acquisitions                          187,000             --
      Proceeds from U.S. treasury bills, at maturity                         --      3,078,000
      Issuance of promissory note                                            --     (1,000,000)
      Cash distribution from unconsolidated restaurant subsidiary       375,000        250,000
                                                                    -----------    -----------
      Net cash provided by investing activities                         450,000      2,328,000
                                                                    -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                               174,000      1,882,000

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                     8,454,000      1,560,000
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                         $ 8,628,000    $ 3,442,000
                                                                    ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
      Cash paid during the period for interest                      $        --    $        --
      Fair value of assets and liabilities acquired
          Current assets, other than cash                               913,000             --
          Film inventory                                                660,000             --
          Other long-term assets                                        286,000             --
          Liabilities assumed                                         1,838,000             --

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

      Unaudited information for the transition periods, November 1 through December 31, 2003, August 1 through December 31, 2003 and the comparative periods for 2002, are included in this Transition Report on Form 10-QSB/A. Audited information for the transition periods, August 1 through December 31, 2003, will be included in the AVCS's Annual Report on Form 10-KSB to be filed for the Company's new fiscal year ending December 31, 2004.

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

      The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements (and notes thereto) for the year ended July 31, 2003, which are included in the Company's Form 10-KSB for the year then ended and from which the July 31, 2003 balance sheet information is derived, and the Forms 8-K and Form 8-K/A (Date of Reports: December 31,
2003) concerning the acquisition of substantially all of the assets and business and certain liabilities of Hypnotic.

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

      The following table summarizes the allocated estimated fair value of Hypnotic's assets and liabilities at December 31, 2003, and calculates the resulting goodwill balance. Certain valuation assumptions are still being assessed by management. Certain estimated working capital and fixed asset adjustments are still being assessed by management.

PURCHASE PRICE:
  Issuance of 1,000,000 warrants for shares of the Company's common stock   $  750,000

ACQUISITION DIRECT COSTS:
  Issuance of common stock options as investment banking fee                    30,000
  Legal, accounting and other miscellaneous direct acquisition costs            97,000
                                                                            ----------
Total purchase price and direct costs                                          877,000
                                                                            ----------

FAIR VALUE OF HYPNOTIC'S ASSETS AND LIABILITIES:
  Assets
   Film library                                                                660,000
   Furniture and equipment                                                     151,000
   Other assets (including $25,000 in identifiable intangibles)                135,000
   Current assets (including $843,000 in accounts receivable)                1,102,000
                                                                            ----------
                                                                             2,048,000
                                                                            ----------

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWO AND FIVE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)

      Liabilities
               Film library and production
               liabilities                                       612,000
               Deferred revenue                                  585,000
               Current liabilities                               643,000
                                                              ----------
                                                               1,840,000
                                                              ----------
Fair value of identifiable net liabilities assumed               208,000
                                                              ----------

Goodwill (costs plus fair value of net liabilities assumed)   $  669,000
                                                              ==========

         The following unaudited pro forma information represents the results of operation of the Company as if YaYa and Hypnotic had occurred at January 1, 2002:

                                                   Five months ended
                                                      December 31,
                                                ------------------------
                                                   2003         2002
                                                ----------   -----------
Net revenues                                    $3,028,000   $11,008,000
                                                ==========   ===========
Net loss                                        $1,635,000   $ 1,926,000
                                                ==========   ===========
Net loss per common share - basic and diluted   $     0.29   $      0.34
                                                ==========   ===========

      The unaudited pro forma information may not be indicative of the results that would actually have been achieved had the acquisitions occurred as of the date of the periods indicated or that may be obtained in the future.


NOTE 3 - INVESTMENTS IN UNCONSOLIDATED INVESTEES

      The Company, through a wholly owned subsidiary, holds a 49% minority interest in an unconsolidated investee ("Restaurant Investee") that owns and operates a restaurant in a casino hotel located on the Las Vegas "Strip". The Company has no day-to-day management responsibilities in connection with the Restaurant Investee and the Restaurant Investee's operations. In accordance with U.S. GAAP, the Company excludes the accounts of the Restaurant Investee in reporting its operating results and instead records its investment using the equity method of accounting as adjusted to reflect certain contractual adjustments until the Restaurant Investee attains sustained profitability. The Company has restated the income from the Restaurant Investee (See Note 7 - Restatement of previously issued financial statements). Income from the Restaurant Investee, as restated, for the two and five months ended December 31, 2003 was $1,000 and $137,000, respectively.

         The following summarizes the condensed balance sheet at December 31, 2003, and the statement of operations for the five months ended December 31, 2003 (unaudited) of the Restaurant Investee:

         Assets                                                     $ 1,670,000
         Liabilities                                                    308,000
                                                                    -----------
         Members' capital                                           $ 1,362,000
                                                                    ===========

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWO AND FIVE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)


         Revenues                                                   $ 2,344,000
         Expenses                                                     2,080,000
                                                                    -----------
         Income from operations                                     $   264,000
                                                                    ===========

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

      The following summarizes the condensed balance sheet at December 31, 2003 and the statement of operations for the five months ended December 31, 2003 (unaudited) of the YaYa investee:

         Assets                                                     $    26,000
         Liabilities                                                    131,000
                                                                    -----------
         Members' deficit                                           $   105,000
                                                                    ===========

         Revenues                                                   $   226,000
         Expenses                                                       272,000
                                                                    -----------
         Loss from operations                                       $    46,000
                                                                    ===========

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

                                                                        Five months ended
                                                                           December 31,
                                                                    --------------------------
                                                                        2003          2002
                                                                    -----------    -----------
Pro forma net loss                                                  $   178,000    $   350,000
                                                                    ===========    ===========
Pro forma net loss per common share - basic and diluted             $      0.03    $      0.03
                                                                    ===========    ===========

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

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWO AND FIVE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)


NOTE 7 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      Subsequent to the original issuance of the Company's condensed consolidated financial statements for the two and five months ended December 31, 2003, the Company determined that its income from the Restaurant Investee had been recorded incorrectly. Prior to the restatement, the Company had recognized 100% of the initial losses from the Restaurant Investee's operations and its subsequent income through June 30, 2004. The restatement recognizes that the Restaurant Investee attained sustained profitability in February 2003, from which point the Company has restated income from the Restaurant Investee based on its 49% interest, subject to adjustments for any unpaid initial capital contributions and priority return. As of July 1, 2004, all of the initial losses were offset and its initial capital contributions and priority return were paid, resulting in recognition of 49% of future income or losses from the Restaurant Investee's operations prospectively. This restatement has no effect on the Company's reported cash flows. The principal effects of the restatement on the periods restated herein are summarized in the following table:

                                                          As Originally
                                                            Reported      As Restated
                                                          ------------    ------------
For the two months ended December 31, 2003:
    Equity in loss from unconsolidated investees, net     $    (33,000)   $    (28,000)
    Income tax benefit                                    $    157,000    $    224,000
    Net loss                                              $   (306,000)   $   (234,000)

For the five months ended December 31, 2003:
    Equity in income from unconsolidated investees, net   $    248,000    $    122,000
    Income tax benefit                                    $     37,000    $    148,000
    Net loss                                              $    (72,000)   $    (87,000)

At December 31, 2003:
    Investment in unconsolidated investees                $  1,410,000    $  1,070,000
    Deferred income tax asset                             $    251,000    $    627,000
    Total assets                                          $ 20,534,000    $ 20,570,000
    Deferred income tax liability                         $     33,000    $    225,000
    Total current liabilities                             $  2,625,000    $  2,817,000
    Retained earnings                                     $ 11,616,000    $ 11,460,000


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis should be read in conjunction with the explanatory note and condensed consolidated financial statements and notes included elsewhere in this report.


STATEMENT ON FORWARD-LOOKING STATEMENTS

      In addition to historical information, this Transition Report on Form 10-QSB/A contains certain forward-looking statements. Such statements include the expected financial performance and its strategic and operations plans concerning American Vantage Companies and its controlled subsidiaries (collectively, the "Company"), as well as all assumptions, expectations, predictions, intentions or beliefs about future events involving the Company, its vendors and customers and other matters. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management and federal and state regulation of the film industries, viewer habits and demand for Hypnotic's and Wellspring's television and film projects and film libraries, gaming and restaurant industries, any unforeseen change in the markets for advertising applications or computer and internet "gaming," domestic and global economic conditions and changes in federal and state tax laws or the administration of such laws. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this Form 10-QSB/A is filed, and that may have an effect on the Company's overall performance or financial position.


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

EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED INVESTEES, NET

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

      Income from the Restaurant Investee increased from $124,000 for the five months ended December 31, 2002 to $137,000 for the five months ended December 31, 2003. Future reported income from The Restaurant Investee may fluctuate as it is subject to seasonality factors, occupancy rates and convention usage at the hotel at which the restaurant is located and other factors that may affect tourism in the Las Vegas metropolitan area.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's condensed consolidated financial statements included in this Transition Report on Form 10-QSB/A, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

      Certain estimated working capital and fixed asset adjustments are still being assessed by management. During the five months ended December 31, 2003, no impairment charge related to goodwill or other indefinite-lived intangible assets was recorded.

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

      During 1998, the Company wrote-off a note receivable in the amount of $413,000 related to casino predevelopment costs. During September 2003, the Company recorded other income of $606,000, representing the cash receipt of the note receivable principal and previously unrecorded accrued interest of $193,000. The cash proceeds from the note receivable are included in net cash used in operating activities. The Company has no future obligations with respect to the matter.

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

      An evaluation was performed, as of December 31, 2003, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and the Company's Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, our management has concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2003 for the reasons described below.

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

      After evaluating the nature of the deficiency and the resulting restatement, the Company's management concluded that a material weakness existed in the Company's internal control over financial reporting at December 31, 2003.

      During the transition period, there were no significant changes in the Company's internal control over financial reporting that materially affected or were reasonably likely to materially affect internal control over financial reporting.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1 Asset Purchase Agreement, dated as of December 31, 2003, among American Vantage Companies, American Vantage Media Corporation and Enigma Media, Inc. (Incorporated by reference to exhibit 2.1 to the registrant's Form 8-K (Commission file number: 0-10061), filed with the SEC effective January 15, 2004). (1)

      10.2  Warrant   Certificate  No.  A-1  -  200,000  Common  Stock  Purchase
            Warrants, dated December 31, 2003 (Incorporated by reference to exhibit 4.1 to the registrant's Form 8-K (Commission file number:
            0-10061), filed with the SEC effective January 15, 2004). (1)

      10.3  Warrant   Certificate  No.  A-2  -  800,000  Common  Stock  Purchase
            Warrants, dated December 31, 2003 (Incorporated by reference to exhibit 4.2 to the registrant's Form 8-K (Commission file number:
            0-10061), filed with the SEC effective January 15, 2004). (1)

      10.4 Stock Purchase Agreement, dated as of February 3, 2004, by and among Al Cattabiani, Carl Seldin Koerner, Clara Spalter Miller and Lee Miller, Wellspring Media, Inc. and American Vantage Media
            Corporation (Incorporated by reference to exhibit 10.1 to the registrant's Form 8-K (Commission file number: 0-10061), filed with the SEC effective February 18, 2004). (1)

      10.5 Secured Negotiable Note, dated February 3, 2004, in the principal amount of $1,076,704 issued to Al Cattabiani (Incorporated by reference to exhibit 10.2 to the registrant's Form 8-K (Commission file number: 0-10061), filed with the SEC effective February 18,
            2004). (1)

      10.6 Secured Negotiable Note, dated February 3, 2004, in the principal amount of $65,472 issued to Carl Seldin Koerner (Incorporated by reference to exhibit 10.3 to the registrant's Form 8-K (Commission file number: 0-10061), filed with the SEC effective February 18,
            2004). (1)

      10.7 Secured Negotiable Note, dated February 3, 2004, in the principal amount of $965,712 issued to Clara Spalter Miller (Incorporated by reference to exhibit 10.4 to the registrant's Form 8-K (Commission file number: 0-10061), filed with the SEC effective February 18,
            2004). (1)

      10.8 Secured Negotiable Note, dated February 3, 2004, in the principal amount of $965,712 issued to Lee Miller (Incorporated by reference to exhibit 10.5 to the registrant's Form 8-K (Commission file number: 0-10061), filed with the SEC effective February 18, 2004).
            (1)

      10.9 Secured Non-Negotiable Note, dated February 3, 2004, in the principal amount of $200,000 issued to Al Cattabiani (Incorporated by reference to exhibit 10.6 to the registrant's Form 8-K/A
            (Commission file number: 0-10061), filed with the SEC effective February 18, 2004). (1)

      10.10 Guaranty, dated February 3, 2004, by Wellspring Media, Inc. (Incorporated by reference to exhibit 10.7 to the registrant's Form 8-K (Commission file number: 0-10061), filed with the SEC effective February 18, 2004). (1)

      10.11 Security Agreement, dated February 3, 2004, by Wellspring Media, Inc. in favor of Lee Miller as security agent. (Incorporated by reference to exhibit 10.8 to the registrant's Form 8-K (Commission file number: 0-10061), filed with the SEC effective February 18,
            2004). (1)

      10.12 Stock Pledge Agreement, dated February 3, 2004, from American Vantage Media Corporation to Lee Miller as pledge agent. (Incorporated by reference to exhibit 10.9 to the registrant's Form 8-K (Commission file number: 0-10061), filed with the SEC effective February 18, 2004). (1)

      31.1 Certification of Ronald J. Tassinari pursuant to Exchange Act Rule 13a-14(a) **

      31.2 Certification of Anna M. Morrison pursuant to Exchange Act Rule 13a-14(a) **

      32.1 Certification of Ronald J. Tassinari pursuant to 18 U.S.C. Section 1350 **

      32.2  Certification of Anna M. Morrison pursuant to 18 U.S.C. Section 1350
            **

----------
** Filed herewith.


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