Form 10QSB/A
period 2004-03-31
AMERICAN VANTAGE COMPANIES
filed 2005-05-06
CIK 315428

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

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A of American Vantage Companies (the "Company") for the three months ended March 31, 2004, contains amendments to the original Quarterly Report on Form 10-QSB filed on May 18, 2004 (the "Original Form 10-QSB") to reflect a restatement of the financial statements and related notes for the applicable three months ended March 31, 2004 included in the Original Form 10-QSB in order to correct the accounting for the Company's 49% minority interest in its unconsolidated investee, that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip (the "Border Grill"). The restatement affects the Company's reported equity in income of unconsolidated investees, net, but has no effect on reported cash distributions from the Border Grill. In connection with the restatement, changes have been made to (i) Part I - Financial Information - Item 1. - Financial Statements,
(ii) Part I - Financial Information - Item 2. - Management's Discussion and Analysis or Plan of Operation, and (iii) Item 3. Controls and Procedures. This Form 10-QSB/A sets forth all information and disclosures required to be included in the Original Form 10-QSB, as so amended to reflect such restatement. This Form 10-QSB/A is effective for all purposes as of the date of the filing of the original Form 10-QSB.

Additional  footnote  disclosure  has  also  been  made  to  Part I -  Financial
Information - Item 1. Financial Statements, and to Part I - Financial Information - Item 2. Management's Discussion and Analysis or Plan of Operation for interest rate risk.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         Condensed Consolidated Balance Sheets as of March 31, 2004
            (as restated) and December 31, 2003 (unaudited)                    4
         Condensed Consolidated Statements of Operations for the Three
            Months Ended March 31, 2004 (as restated) and 2003 (unaudited) 5 Condensed Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 2004 and 2003 (unaudited)                   6
         Notes to Condensed Consolidated Financial Statements for the
            Three Months Ended March 31, 2004 and 2003 (unaudited)             7

Item 2.  Management's Discussion and Analysis or Plan of Operation            16

Item 3.  Controls and Procedures                                              25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    26

Item 2.  Changes in Securities                                                26

Item 3.  Defaults Upon Senior Securities                                      26

Item 4.  Submission of Matters to a Vote of Security Holders                  26

Item 5.  Other Information                                                    26

Item 6.  Exhibits and Reports on Form 8-K                                     26

SIGNATURES                                                                    28


EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003 (UNAUDITED)

                                                                 MARCH 31,    DECEMBER 31,
                                                                   2004           2003
                                                                -----------   -----------
                                                                Restated -
                                                                see Note 10
ASSETS
Current assets:
     Cash and cash equivalents                                    9,656,000   $ 8,628,000
     Accounts and other receivables, net                          5,028,000     1,435,000
     Inventories                                                  1,106,000            --
     Other                                                          580,000       494,000
                                                                -----------   -----------
                                                                 16,370,000    10,557,000

Film inventory, net                                              10,443,000       660,000
Land held for development or sale                                        --     3,544,000
Investments in unconsolidated investees                           1,103,000     1,070,000
Goodwill                                                          3,512,000     3,608,000
Furniture, equipment and other assets, net                        1,392,000     1,131,000
                                                                -----------   -----------
                                                                $32,820,000   $20,570,000
                                                                ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and other current liabilities             $ 5,800,000   $ 1,694,000
     Line of credit                                               2,584,000            --
     Other payables                                                 629,000       517,000
     Deferred revenue                                               831,000       606,000
                                                                -----------   -----------
                                                                  9,844,000     2,817,000
                                                                -----------   -----------
Notes payable                                                     4,523,000       523,000
                                                                -----------   -----------
Stockholders' equity:
     Preferred stock, $.01 par; 10,000,000 shares authorized;
       0 shares issued and outstanding                                   --            --
     Common stock, $.01 par; 10,000,000 shares authorized;
       5,704,107 and 5,690,667 shares issued and outstanding,
       respectively                                                  57,000        57,000
     Additional paid-in capital                                   5,713,000     5,713,000
     Retained earnings                                           12,683,000    11,460,000
                                                                -----------   -----------
                                                                 18,453,000    17,230,000
                                                                -----------   -----------
                                                                $32,820,000   $20,570,000
                                                                ===========   ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                    --------------------------
                                                      MARCH 31,     MARCH 31,
                                                        2004          2003
                                                    -----------    -----------
                                                    Restated --    Restated --
                                                    See Note 10    See Note 10
REVENUES
     Home video and direct response sales           $ 2,657,000    $        --
     Other sales and services                         1,211,000             --
                                                    -----------    -----------
                                                      3,868,000             --
COST OF SALES AND SERVICES
     Home video and direct response sales             1,483,000             --
     Other sales and services                           628,000             --
                                                    -----------    -----------
                                                      2,111,000             --
                                                    -----------    -----------
GROSS PROFIT                                          1,757,000             --
                                                    -----------    -----------
SELLING, GENERAL AND ADMINISTRATIVE
     Other                                            3,371,000        244,000
     Related parties                                     77,000         30,000
                                                    -----------    -----------
                                                      3,448,000        274,000
                                                    -----------    -----------
NON-OPERATING INCOME (LOSS)
     Interest (expense) income, net                     (85,000)        43,000
     Gain on sale of land                             3,423,000             --
                                                    -----------    -----------
                                                      3,338,000         43,000
                                                    -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX PROVISION (BENEFIT)               1,647,000       (231,000)

INCOME TAX PROVISION (BENEFIT)                          630,000        (96,000)

EQUITY IN INCOME OF UNCONSOLIDATED INVESTEES, NET       206,000        136,000
                                                    -----------    -----------
NET INCOME                                          $ 1,223,000    $     1,000
                                                    ===========    ===========
NET INCOME PER COMMON SHARE - BASIC AND DILUTED     $      0.21    $      0.00
                                                    ===========    ===========
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS                      5,697,000      4,866,000
                                                    ===========    ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                       --------------------------
                                                                        MARCH 31,      MARCH 31,
                                                                          2004           2003
                                                                       -----------    -----------
OPERATING ACTIVITIES
      Net cash (used in) provided by operating activities              $(1,803,000)   $   956,000
                                                                       -----------    -----------
INVESTING ACTIVITIES
      Purchase of furniture and equipment, net                             (81,000)            --
      Proceeds from sale of land                                         7,007,000             --
      Cash paid for acquisitions, including other direct costs          (4,179,000)            --
      Cash proceeds acquired from acquisitions                              50,000             --
      Proceeds from U.S. treasury bills, at maturity                            --      1,831,000
      Cash distribution from unconsolidated restaurant investee            250,000        150,000
                                                                       -----------    -----------
      Net cash provided by investing activities                          3,047,000      1,981,000
                                                                       -----------    -----------
FINANCING ACTIVITIES
      Net payments on line of credit                                      (216,000)       (55,000)
                                                                       -----------    -----------
      Net cash used in financing activities                               (216,000)       (55,000)
                                                                       -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                1,028,000      2,882,000

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                        8,628,000      3,442,000
                                                                       -----------    -----------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                            $ 9,656,000    $ 6,324,000
                                                                       ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Cash paid during the period for interest                         $    49,000    $        --
      Fair value of assets and liabilities acquired
          Current assets, other than cash                                6,142,000             --
          Film inventory                                                 9,035,000             --
          Other long-term assets                                           435,000             --
          Liabilities assumed                                            7,262,000             --

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

      AVM  acquired  from  Enigma  its  television,  branded  entertainment  and
distribution  operations  and  specific  intellectual  property,   including  an
830-title short film library.

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

      The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements (and notes thereto) for the year ended July 31, 2003, which are included in the Company's Form 10-KSB/A for the year then ended, the December 31, 2003 Forms 8-K and 8-K/A concerning the acquisition of substantially all of the assets and business and certain liabilities of Hypnotic, the February 3, 2004 Forms 8-K and 8-K/A concerning the acquisition of the stock of Wellspring, and Form 10-QSB/A for the two and five months transition period ended December 31, 2003 resulting from the change in fiscal year end.

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

      AVM acquired from Hypnotic its television, branded entertainment and distribution operations and specific intellectual property, including an 830-title short film library. Certain estimated working capital and fixed asset adjustments are still being assessed by management.

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

      In conjunction with the Wellspring acquisition, an independent third-party appraised the Wellspring film library at $13,300,000. The following table summarizes the allocated estimated fair value of Wellspring's assets and liabilities at February 3, 2004 and calculates the resulting negative goodwill balance. Subject to working capital adjustments, certain valuation assumptions are still being assessed by management. The goodwill calculation and measurement may be subject to refinement over the next fiscal year following the acquisition.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

PURCHASE PRICE:
       Issuance of promissory notes                                         $  4,000,000
       Cash paid for acquisition                                               4,000,000

ACQUISITION DIRECT COSTS:
       Issuance of common stock options as investment banking fee                235,000
       Legal, accounting and other miscellaneous direct acquisition costs        165,000
                                                                            ------------
Total purchase price and direct costs                                          8,400,000
                                                                            ------------
FAIR VALUE OF WELLSPRING'S ASSETS AND LIABILITIES:
       Assets
           Film library                                                       13,300,000
           Furniture and equipment                                               305,000
           Other assets                                                          165,000
           Current assets (including $4,477,000 in accounts receivable)        6,191,000
                                                                            ------------
                                                                              19,961,000
                                                                            ------------
       Liabilities
           Line of credit                                                      2,799,000
           Current liabilities                                                 4,462,000
                                                                            ------------
                                                                               7,261,000
                                                                            ------------
Fair value of identifiable net liabilities assumed                            12,700,000
                                                                            ------------
Negative goodwill (costs plus fair value of net liabilities assumed)        $ (4,300,000)
                                                                            ============

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

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

                                                             Three Months Ended
                                                           March 31,    June 30,
                                                         -------------------------
                                                             2004          2003
                                                         -----------   -----------
Net revenues                                             $ 4,208,000   $ 8,003,000
                                                         ===========   ===========
Net income (loss)                                        $ 1,290,000   $  (628,000)
                                                         ===========   ===========
Net income (loss) per common share - basic and diluted   $      0.23   $     (0.13)
                                                         ===========   ===========



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


NOTE 4 - INVESTMENTS IN UNCONSOLIDATED INVESTEES

      The Company, through a wholly owned subsidiary, holds a 49% minority interest in an unconsolidated investee ("Restaurant Investee") that owns and operates a restaurant in a casino hotel located on the Las Vegas "Strip". The Company has no day-to-day management responsibilities in connection with the Restaurant Investee and the Restaurant Investee's operations. In accordance with U.S. GAAP, the Company excludes the accounts of the Restaurant Investee in reporting its operating results and instead records its investment using the equity method of accounting as adjusted to reflect certain contractual adjustments until the Restaurant Investee attains sustained profitability. The Company has restated the income from the Restaurant Investee (See Note 10 - Restatement of previously issued financial statements). Income from the Restaurant Investee, as restated, for the three months ended March 31, 2004 was $206,000.

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
                                                              ==========

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

         Revenues                                             $1,935,000
         Expenses                                              1,521,000
                                                              ----------
         Income from operations                               $  414,000
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

NOTE 7 - STOCKHOLDERS' EQUITY

      On February 3, 2004, the Company granted to Al Cattabiani, President and Chief Executive Officer of AVM's Filmed Entertainment division, an incentive stock option to purchase 50,000 shares of the Company's common stock at an exercise price of $3.19 per share. One-half or 25,000 shares, subject to this option, become exercisable on February 1, 2005 with the remaining 25,000 shares becoming exercisable on February 1, 2006.

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

                                                                 Three Months Ended
                                                                       March 31,
                                                             --------------------------
                                                                 2004           2003
                                                             -----------    -----------
Net income, as reported                                      $ 1,223,000    $     1,000
Deduct:  Total stock-based employee compensation
     expense determined under fair value based method            (81,000)            --
                                                             -----------    -----------
Pro forma net income                                         $ 1,142,000    $     1,000
                                                             ===========    ===========
Pro forma net income per common share -- basic and diluted   $      0.20    $      0.00
                                                             ===========    ===========

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

      Selected financial information for each reportable segment is as follows for the three months ended March 31, 2004:

         REVENUES
         Filmed Entertainment                                       $2,793,000
         Branded Content                                               761,000
         Reconciling amount                                            314,000
                                                                    ----------
         Total consolidated                                         $3,868,000
                                                                    ==========

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

         OPERATING LOSS
         Filmed Entertainment                                       $ (406,000)
         Branded Content                                               (64,000)
         Selling, general and administrative expenses,
            Not allocated to segments                               (1,221,000)
                                                                    ----------
         Total consolidated operating loss                          (1,691,000)
                                                                    ----------
         Total consolidated non-operating income                     3,338,000
                                                                    ----------
         Income from continuing operations before income
            tax provision                                           $1,647,000
                                                                    ==========

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

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)


NOTE 10 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      Subsequent to the original issuance of the Company's condensed consolidated financial statements for the three months ended March 31, 2004, the Company determined that its income from the Restaurant Investee had been recorded incorrectly. Prior to the restatement, the Company had recognized 100% of the initial losses from the Restaurant Investee's operations and its subsequent income through June 30, 2004. The restatement recognizes that the Restaurant Investee attained sustained profitability in February 2003, from which point the Company has restated income from the Restaurant Investee based on its 49% interest, subject to adjustments for any unpaid initial capital contributions and priority return. As of July 1, 2004, all of the initial losses were offset and its initial capital contributions and priority return were paid, resulting in recognition of 49% of future income or losses from the Restaurant Investee's operations prospectively. This restatement has no effect on the Company's reported cash flows. The principal effects of the restatement on the periods restated herein are summarized in the following table:

                                                               As Originally
                                                                 Reported      As Restated
                                                               ------------    ------------
For the three months ended March 31, 2004:
    Equity in income from unconsolidated investees, net        $    414,000    $    206,000
    Income tax provision                                       $    701,000    $    630,000
    Net income                                                 $  1,360,000    $  1,223,000

At March 31, 2004
    Investment in unconsolidated investees                     $  1,651,000    $  1,103,000
    Deferred tax asset (included in furniture, equipment and
      other assets, net)                                       $    945,000    $  1,392,000
    Total assets                                               $ 32,921,000    $ 32,820,000
    Deferred tax liability (included in accounts payable and
      other current liabilities)                               $  5,608,000    $  5,800,000
    Total current liabilities                                  $  9,652,000    $  9,844,000
    Retained earnings                                          $ 12,976,000    $ 12,683,000

For the three months ended March 31, 2003:
    Equity in income from unconsolidated investees, net        $    177,000    $    136,000
    Income tax provision (benefit)                             $   (110,000)   $    (96,000)
    Net income (loss)                                          $     56,000    $      1,000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis should be read in conjunction with the explanatory note and condensed consolidated financial statements and notes included elsewhere in this report.


STATEMENT ON FORWARD-LOOKING STATEMENTS

      In addition to historical information, this Quarterly Report on Form 10-QSB/A contains certain forward-looking statements. Such statements include expected financial performance and strategic and operations plans concerning American Vantage Companies and its controlled subsidiaries (collectively, the "Company"), as well as assumptions, expectations, predictions, intentions or beliefs about future events involving the Company, its vendors and customers and other matters. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management, federal and state regulation of the film industries, viewer habits, demand for Hypnotic's and Wellspring's television and film projects and film libraries, trends within the gaming and restaurant industries, unforeseen change in the markets for advertising applications or computer and internet "gaming," domestic and global economic conditions and changes in federal and state tax laws or the administration of such laws. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this Form 10-QSB/A is filed, or that may have an effect on the Company's overall performance or financial position.


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

      The Film and TV Production and Filmed Entertainment segments were formed as a result of AVMC's acquisitions of Hypnotic on December 31, 2003 and Wellspring on February 3, 2004, respectively, and therefore, there were no revenues from these segments for the comparable periods ended March 31, 2003.

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

      Income from the Restaurant Investee increased from $136,000 for the three months ended March 31, 2003 to $206,000 for the three months ended March 31, 2004. Future reported income from the Restaurant Investee may fluctuate as it is subject to seasonality factors, occupany rates and convention usage at the hotel at which the restaurant is located and other factos that may affect tourism in the Las Vegas metropolitan area.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB/A, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

      With respect to goodwill related to the December 31, 2003 acquisition of the Hypnotic operations, certain estimated working capital and fixed asset adjustments are still being assessed by management. No impairment test of goodwill was performed at March 31, 2004 given the short operating period. Any impairment charges could have an adverse impact on the Company's financial results for the period(s) in which the impairment charges are recorded.

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

      Cash used in operations was $1,780,000 for the three months ended March 31, 2004, as compared to cash provided by operations of $956,000 for the comparable 2003 period. The increase reflects expanded business operations due to the April 2003 YaYa acquisition; December 2003 Hypnotic acquisition; and, the February 2004 Wellspring acquisition. For the three months ended March 31, 2004, significant uses of cash for operations included film acquisition costs of $943,000 and payment of accounts payable and other current liabilities of $885,000.

      Cash provided by investing activities consists of the sale of the land classified on the consolidated balance sheet as "land held for development or sale" and capital distributions from the Restaurant Investee. On January 30, 2004, American Care Group, Inc. ("Subsidiary"), a wholly-owned subsidiary of the Company and R & S Tropical, LLC, as assignee of a national home building company ("Assignee"), completed the sale of approximately 40 acres of undeveloped land owned by the Company and located in North Las Vegas, Nevada. The sale was pursuant to an "Agreement for Purchase and Sale of Real Property and Escrow Instructions," dated September 5, 2003, between Subsidiary and Assignee. The net proceeds (excluding legal and consulting fees), totaling $7,007,000, are anticipated to be utilized in the Company's previously announced strategy of expanding into areas of interest in the gaming, entertainment, media and lifestyle industries through mergers or acquisitions.

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

      The Company's board of directors organized a "special advisory group" to seek, review and advise the board on merger and acquisition candidates. The success of the Company is dependent on the special advisory group's ability to identify merger and acquisition targets within the Company's core strategy that will enable the Company to profitably expand within the entertainment, gaming, media and lifestyle industries. No assurance can be given that the Company will successfully acquire other businesses or, if acquired, such businesses will prove to be profitable.

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

      Based on a hypothetical one-percentage-point increase or decrease in interest rates, annual interest expense would have increased or decreased, respectively, by approximately $26,000. At March 31, 2004 approximately $2,584,000 of our outstanding indebtedness will bear interest at floating rates.

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

      An evaluation was performed, as of March 31, 2004, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and the Company's Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, our management has concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2004 for the reasons described below.

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

      After   evaluating   the  nature  of  the  deficiency  and  the  resulting
restatement, the Company's management concluded that a material weakness existed in the Company's internal control over financial reporting at March 31, 2004.

      During the first quarter of calendar 2004, there were no significant changes in the Company's internal control over financial reporting that materially affected or were reasonably likely to materially affect internal control over financial reporting.

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