Form 10QSB/A
period 2004-06-30
AMERICAN VANTAGE COMPANIES
filed 2005-05-06
CIK 315428

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

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A of American Vantage Companies (the "Company") for the three months ended June 30, 2004, contains amendments to the original Quarterly Report on Form 10-QSB filed on August 12, 2004 (the Original Form 10-QSB") to reflect a restatement of the financial statements and related notes for the applicable three and six months ended June 30, 2004 included in the Original Form 10-QSB in order to correct the accounting for the Company's 49% minority interest in its unconsolidated investee, that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip (the "Border Grill"). The restatement affects the Company's reported equity in income of unconsolidated investees, net, but has no effect on reported cash distributions from the Border Grill. In connection with the restatement, changes have been made to (i) Part I - Financial Information - Item 1. - Financial Statements,
(ii) Part I - Financial Information - Item 2. - Management's Discussion and Analysis or Plan of Operation, and (iii) Item 3. Controls and Procedures. This Form 10-QSB/A sets forth all information and disclosures required to be included in the Original Form 10-QSB, as so amended to reflect such restatement. This Form 10-QSB/A is effective for all purposes as of the date of the filing of the original Form 10-QSB.

                                TABLE OF CONTENTS

                                                                            PAGE


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        Condensed Consolidated Balance Sheets as of June 30, 2004
          (as restated) and December 31, 2003 (unaudited)                      4
        Condensed Consolidated Statements of Operations for the Three and
          Six Months Ended June 30, 2004 (as restated) and 2003
          (unaudited)                                                          5
        Condensed Consolidated  Statements of Cash Flows for the Six
          Months Ended June 30, 2004 and 2003 (unaudited)                      6
        Notes to Condensed Consolidated Financial Statements (unaudited)       7

Item 2. Management's Discussion and Analysis or Plan of Operation             15

Item 3.  Controls and Procedures                                              24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    25

Item 2.  Changes in Securities                                                25

Item 3.  Defaults Upon Senior Securities                                      25

Item 4.  Submission of Matters to a Vote of Security Holders                  25

Item 5.  Other Information                                                    25

Item 6.  Exhibits and Reports on Form 8-K                                     26

SIGNATURES                                                                    27

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003 (UNAUDITED)

                                                                  JUNE 30,     DECEMBER 31,
                                                                    2004           2003
                                                                ------------   ------------
                                                                 Restated -
                                                                 see Note 10
ASSETS
Current assets:
     Cash and cash equivalents                                  $  4,741,000   $  8,628,000
     Certificate of deposit                                        2,500,000             --
     Accounts and other receivables, net                           4,556,000      1,435,000
     Inventories                                                   1,248,000             --
     Other                                                           430,000        494,000
                                                                ------------   ------------
                                                                  13,475,000     10,557,000
Film inventory, net                                               11,757,000        660,000
Land held for development or sale                                         --      3,544,000
Investments in unconsolidated investees                              817,000      1,070,000
Goodwill                                                           3,512,000      3,608,000
Furniture, equipment and other assets, net                         2,132,000      1,131,000
                                                                ------------   ------------
                                                                $ 31,693,000   $ 20,570,000
                                                                ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and other current liabilities             $  7,501,000   $  1,694,000
     Lines of credit                                               2,381,000             --
     Other payables                                                  517,000        517,000
     Deferred revenue                                                163,000        606,000
                                                                ------------   ------------
                                                                  10,562,000      2,817,000
                                                                ------------   ------------
Notes payable                                                      4,523,000        523,000
                                                                ------------   ------------
Stockholders' equity:
     Preferred stock, $.01 par; 10,000,000 shares authorized;
       0 shares issued and outstanding                                    --             --
     Common  stock,  $.01 par; 100,000,000   shares  authorized;
       5,704,107   and 5,690,667 shares issued and outstanding,
       respectively                                                   57,000         57,000
     Additional paid-in capital                                    5,713,000      5,713,000
     Retained earnings                                            10,838,000     11,460,000
                                                                ------------   ------------
                                                                  16,608,000     17,230,000
                                                                ------------   ------------
                                                                $ 31,693,000   $ 20,570,000
                                                                ============   ============


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                            --------------------------    --------------------------
                                              JUNE 30,       JUNE 30,       JUNE 30,      JUNE 30,
                                                2004           2003           2004          2003
                                            -----------    -----------    -----------    -----------
                                             Restated       Restated        Restated      Restated
                                            see Note 10    see Note 10    see Note 10    see Note 10
REVENUES
    Home video and direct
    response sales                          $ 3,205,000    $        --    $ 5,862,000    $        --
    Other sales and services
                                              1,622,000        466,000      2,833,000        466,000
                                            -----------    -----------    -----------    -----------
                                              4,827,000        466,000      8,695,000        466,000
COST OF SALES AND SERVICES
    Home video and direct
    response sales                            1,629,000             --      3,112,000             --
    Other sales and services                  1,601,000        193,000      2,229,000        193,000
                                            -----------    -----------    -----------    -----------
                                              3,230,000        193,000      5,341,000        193,000
                                            -----------    -----------    -----------    -----------
GROSS PROFIT                                  1,597,000        273,000      3,354,000        273,000
                                            -----------    -----------    -----------    -----------
SELLING, GENERAL AND
ADMINISTRATIVE
    Other
                                              4,409,000        791,000      7,780,000      1,035,000
    Related parties                             110,000         60,000        187,000         90,000
                                            -----------    -----------    -----------    -----------
                                              4,519,000        851,000      7,967,000      1,125,000
                                            -----------    -----------    -----------    -----------
OPERATING LOSS                               (2,922,000)      (578,000)    (4,613,000)      (852,000)
                                            -----------    -----------    -----------    -----------
NON-OPERATING INCOME (EXPENSE)
    Interest and other (expense)
    income, net                                 (75,000)         9,000       (160,000)        52,000
    Gain on sale of land                             --             --      3,423,000             --
                                            -----------    -----------    -----------    -----------
                                                (75,000)         9,000      3,263,000         52,000
                                            -----------    -----------    -----------    -----------
LOSS BEFORE INCOME TAX BENEFIT               (2,997,000)      (569,000)    (1,350,000)      (800,000)

INCOME TAX BENEFIT                             (951,000)       (98,000)      (321,000)      (208,000)

EQUITY IN INCOME OF
UNCONSOLIDATED INVESTEES, NET                   201,000        141,000        407,000        318,000
                                            -----------    -----------    -----------    -----------
NET LOSS                                    $(1,845,000)   $  (330,000)   $  (622,000)   $  (274,000)
                                            ===========    ===========    ===========    ===========
NET LOSS PER COMMON SHARE -
BASIC AND DILUTED                           $     (0.32)   $     (0.06)   $     (0.11)   $     (0.05)
                                            ===========    ===========    ===========    ===========
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS              5,704,000      5,555,000      5,700,000      5,212,000
                                            ===========    ===========    ===========    ===========


                 SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                 --------------------------
                                                                  JUNE 30,        JUNE 30,
                                                                    2004            2003
                                                                 -----------    -----------
OPERATING ACTIVITIES
     Net cash (used in) provided by operating activities         $(4,052,000)   $   292,000
                                                                 -----------    -----------
INVESTING ACTIVITIES
     Purchase of furniture and equipment, net                       (131,000)       (26,000)
     Proceeds from sale of land                                    7,007,000             --
     Cash paid for acquisitions, including other direct costs     (4,179,000)      (207,000)
     Advances to YaYa, LLC                                                --       (110,000)
     Capitalization of YaYa Media, Inc.                                   --         (1,000)
     Proceeds from U.S. treasury bills, at maturity                       --      4,707,000
     Purchase of standby letter of credit                           (350,000)            --
     Purchase of certificate of deposit                           (2,500,000)            --
     Cash distribution from unconsolidated restaurant investee       737,000        400,000
                                                                 -----------    -----------
     Net cash provided by investing activities                       584,000      4,763,000
                                                                 -----------    -----------
FINANCING ACTIVITIES
     Net payments on line of credit                                 (419,000)      (118,000)
                                                                 -----------    -----------
     Net cash used in financing activities                          (419,000)      (118,000)
                                                                 -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (3,887,000)     4,937,000
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                  8,628,000      3,442,000
                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                      $ 4,741,000    $ 8,379,000
                                                                 ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Cash paid during the period for interest                    $   116,000    $        --
     Fair value of assets and liabilities acquired
         Current assets, other than cash                           6,142,000        836,000
         Film inventory                                            9,035,000             --
         Other long-term assets                                      435,000        337,000
         Liabilities assumed                                       7,262,000      1,462,000


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

      The Company's results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements (and notes thereto) for the year ended July 31, 2003, which are included in the Company's Form 10-KSB/A for the year then ended, as well as the financial and other information contained in the Company's Form 10-QSB/A for the two and five months transition period ended December 31, 2003 resulting from the change in fiscal year end, Form 10-QSB/A for the three months ended March 31, 2004, December 31, 2003 Forms 8-K and 8-K/A concerning the acquisition of substantially all of the assets and business and certain liabilities of Enigma Media, Inc. ("Enigma"), February 3, 2004 Forms 8-K and 8-K/A concerning the acquisition of the stock of Wellspring Media, Inc. ("Wellspring"), and June 2, 2004 Form 8-K concerning restructuring activities and grants of incentive stock options to two Company executives for the purchase the Company's common stock.

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

      Certain Hypnotic estimated working capital adjustments are still being assessed by management.

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

                                                      Three Months Ended               Six Months Ended
                                                           June 30,                         June 30,
                                                ------------------------------    -----------------------------
                                                     2004             2003             2004            2003
                                                -------------    -------------    -------------    ------------
Net revenues                                    $   4,827,000    $   7,314,000    $   9,036,000    $ 15,318,000
                                                =============    =============    =============    ============
Net loss                                        $  (1,845,000)   $  (1,024,000)   $    (555,000)   $ (1,616,000)
                                                =============    =============    =============    ============
Net loss per common share - basic and diluted   $       (0.32)   $       (0.18)   $       (0.10)   $      (0.28)
                                                =============    =============    =============    ============

      The unaudited pro forma information may not be indicative of the results that would actually have been achieved had the acquisitions occurred as of January 1, 2003 or that may be obtained in the future.


NOTE 3 - FILM INVENTORY ACQUISITION COSTS


                                                         June 30, 2004                   December 31, 2003
                                                ------------------------------    -----------------------------
                                                    Gross                            Gross
                                                  Carrying        Accumulated       Carrying        Accumulated
                                                    Amount       Amortization        Amount        Amortization

Film inventory, net                             $  12,568,000    $     811,000    $     660,000    $         --
                                                =============    =============    =============    ============

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

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - INVESTMENTS IN UNCONSOLIDATED INVESTEES

      The Company, through a wholly owned subsidiary, holds a 49% minority interest in an unconsolidated investee ("Restaurant Investee") that owns and operates a restaurant in a casino hotel located on the Las Vegas "Strip". The Company has no day-to-day management responsibilities in connection with the Restaurant Investee and the Restaurant Investee's operations. In accordance with U.S. GAAP, the Company excludes the accounts of the Restaurant Investee in reporting its operating results and instead records its investment using the equity method of accounting as adjusted to reflect certain contractual adjustments until the Restaurant Investee attains sustained profitability. The Company has restated the income from the Restaurant Investee (See Note 10 - Restatement of previously issued financial statements). Income from the Restaurant Investee, as restated, for the three and six months ended June 30, 2004 was $201,000 and $407,000, respectively.

      The following summarizes the condensed balance sheet at June 30, 2004, and the statement of operations for the six months ended June 30, 2004 (unaudited) of the Restaurant Investee:

         Assets                                 $   1,865,000
         Liabilities                                  581,000
                                                -------------
         Members' capital                       $   1,284,000
                                                =============

         Revenues                               $   4,092,000
         Expenses                                   3,271,000
                                                -------------
         Income from operations                 $     821,000
                                                =============

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


NOTE 5 - LINES OF CREDIT

      In conjunction with the February 3, 2004 Wellspring acquisition, the Company assumed a Revolving Line of Credit arrangement ("Atlantic Line of Credit") with Atlantic Bank of New York ("Atlantic"). The Atlantic Line of Credit, which expired on May 1, 2004 provided for a $4,500,000 credit facility and is secured by substantially all of the assets of Wellspring. The interest rate is a floating rate of 2.75% above Atlantic's prime lending rate (which was 4.25% at June 30, 2004). To the extent that the borrowing base (defined in the Atlantic Line of Credit as the sum of 50% of eligible accounts receivable, 70% of wholesale inventories and 30% of retail inventories) is below the $4,500,000 maximum, the Atlantic Line of Credit is limited to the borrowing base. At June 30, 2004 there is no additional availability under the Atlantic Line of Credit.

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

                                                       Three Months Ended                 Six Months Ended
                                                ------------------------------    -----------------------------
                                                   June 30,         June 30,         June 30,         June 30,
                                                     2004             2003             2004             2003
                                                -------------    -------------    -------------    ------------
Net loss, as reported                           $  (1,845,000)   $    (330,000)   $    (622,000)   $   (274,000)
Deduct: Total stock-based employee compensation
    expense determined under
    fair value based method                           (71,000)         (19,000)        (416,000)       (177,000)
                                                -------------    -------------    -------------    ------------
Pro forma net loss                              $  (1,916,000)   $    (349,000)   $  (1,038,000)   $   (451,000)
                                                =============    =============    =============    ============
Pro forma net loss per share
-- basic and diluted                            $       (0.34)   $       (0.06)   $       (0.18)   $      (0.09)
                                                =============    =============    =============    ============


RESTRICTED STOCK AWARD. Effective January 1, 2004, the Company's Board Vice-Chairman, Stephen K. Bannon, assumed the AVMC Chief Executive Officer position. On June 2, 2004, the Company reached an oral agreement with Mr. Bannon with respect to Mr. Bannon's compensation, including as an employee of AVMC. The oral agreement included the issuance of 120,000 shares of the Company's common stock as a restricted stock award under the Company's 2003 Equity Incentive Plan. As holder of the 120,000 restricted shares, Mr. Bannon is entitled to all of the rights of a stockholder with respect to such 120,000 shares, including voting and dividend rights. The restricted shares are subject to forfeiture if Mr. Bannon's employment with the Company is terminated, for any reason other than termination by the Company without cause. The forfeiture provisions lapse, with respect to 30,000 shares on each of the first four anniversaries following the issuance of the 120,000 restricted shares. The Company recorded a deferred compensation charge of $370,000 upon the issuance of the restricted shares, which is charged to expense proportionately as the restrictions lapse. No amounts were charged to expense for the three and six months ended June 30, 2004.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

      As of July 1, 2004, the aggregate future minimum commitments under operating leases are as follows:

                                                 Year ending
                                                December 31,
                                                -------------
         2004                                   $     488,000
         2005                                         831,000
         2006                                         826,000
         2007                                         822,000
         2008                                         553,000
     Thereafter                                       113,000
                                                -------------
                                                $   3,633,000
                                                =============

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

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         Selected financial information for each reportable segment is as follows for the six months ended June 30, 2004 and 2003:

                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    --------------------------    --------------------------
                                                      JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                       2004            2003           2004           2003
                                                    -----------    -----------    -----------    -----------
REVENUES
Filmed Entertainment                                $ 3,701,000    $        --    $ 6,611,000    $        --
Branded Content                                       1,045,000        466,000      1,805,000        466,000
Film and TV Production                                   81,000             --        279,000             --
                                                    -----------    -----------    -----------    -----------
Total consolidated revenues                         $ 4,827,000    $   466,000    $ 8,695,000    $   466,000
                                                    ===========    ===========    ===========    ===========
OPERATING LOSS
Filmed Entertainment                                $(1,132,000)   $        --    $(1,505,000)   $        --
Branded Content                                         (52,000)      (218,000)      (103,000)      (218,000)
Film and TV Production and selling,
  general and administrative expenses                (1,738,000)      (360,000)    (3,005,000)      (634,000)
                                                    -----------    -----------    -----------    -----------
Total consolidated operating loss                    (2,922,000)      (578,000)    (4,613,000)      (852,000)
                                                    -----------    -----------    -----------    -----------
Total consolidated non-operating income (expense)       (75,000)         9,000      3,263,000         52,000
                                                    -----------    -----------    -----------    -----------
Loss before income tax benefit                      $(2,997,000)   $  (569,000)   $(1,350,000)   $  (800,000)
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

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      Subsequent to the original issuance of the Company's condensed consolidated financial statements for the three and six months ended March 30, 2004, the Company determined that its income from the Restaurant Investee had been recorded incorrectly. Prior to the restatement, the Company had recognized 100% of the initial losses from the Restaurant Investee's operations and its subsequent income through June 30, 2004. The restatement recognizes that the Restaurant Investee attained sustained profitability in February 2003, from which point the Company has restated income from the Restaurant Investee based on its 49% interest, subject to adjustments for any unpaid initial capital contributions and priority return. As of July 1, 2004, all of the initial losses were offset and its initial capital contributions and priority return were paid, resulting in recognition of 49% of future income or losses from the Restaurant Investee's operations prospectively. This restatement has no effect on the Company's reported cash flows. The principal effects of the restatement on the periods restated herein are summarized in the following table:

                                                                   AS ORIGINALLY
                                                                     REPORTED      AS RESTATED
                                                                   ------------    ------------
For the three months ended June 30, 2004:
    Equity in income from unconsolidated investees, net            $    407,000    $    201,000
    Income tax benefit                                             $   (881,000)   $   (951,000)
    Net loss                                                       $ (1,709,000)   $ (1,845,000)

For the six months ended June 30, 2004:
    Equity in income from unconsolidated investees, net            $    821,000    $    407,000
    Income tax benefit                                             $   (180,000)   $   (321,000)
    Net loss                                                       $   (349,000)   $   (622,000)

At June 30, 2004
    Investment in unconsolidated investees                         $  1,571,000    $    817,000
    Deferred tax asset (included in furniture,
      equipment and other assets, net)                             $  1,615,000    $  2,132,000
    Total assets                                                   $ 31,930,000    $ 31,693,000
    Deferred tax liability (included in accounts
      payable and other current liabilities)                       $  7,309,000    $  7,501,000
    Total current liabilities                                      $ 10,370,000    $ 10,562,000
    Retained earnings                                              $ 11,267,000    $ 10,838,000

For the three months ended June 30, 2003:
    Equity in income from unconsolidated investees, net            $    320,000    $    141,000
    Income tax benefit                                             $    (37,000)   $    (98,000)
    Net loss                                                       $   (212,000)   $   (330,000)

For the six months ended June 30, 2003:
    Equity in income from unconsolidated investees, net            $    497,000    $    318,000
    Income tax benefit                                             $   (147,000)   $   (208,000)
    Net loss                                                       $   (156,000)   $   (274,000)

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

      Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB/A, the Annual Report on Form 10-KSB/A and other Company filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB/A speak only as of the date hereof. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this Form 10-QSB/A is filed, or that may have an effect on the Company's overall performance or financial position.


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

      The Film and TV Production and Filmed Entertainment segments were formed as a result of AVMC's acquisitions of Hypnotic on December 31, 2003 and Wellspring on February 3, 2004, respectively, and therefore, there were no revenues from these segments for the comparable periods ended June 30, 2003.

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

NON-OPERATING INCOME (EXPENSE)

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

      During the three months ended June 30, 2004, the Company recognized a tax benefit of $951,000 primarily related to the period's loss from operations totaling $2,922,000. For the six months ended June 30, 2004, the tax benefit of $321,000 included a tax provision of $1,164,000 for the January 2004 gain on sale of land.

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

      Income from the Restaurant Investee increased from $148,000 and $283,000, respectively, for the three and six months ended June 30, 2003 to $201,000 and $407,000, respectively, for the three and six months ended June 30, 2004. Future reported income from the Restaurant Investee may fluctuate as it is subject to seasonality factors, occupancy rates and convention usage at the hotel at which the restaurant is located and other factors that may affect tourism in the Las Vegas metropolitan area.

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

      With respect to goodwill related to the April 16, 2003 acquisition of the YaYa operations, a valuation of the carrying value of the YaYa goodwill will be performed prior to December 31, 2004 in conjunction with the annual impairment analysis required by FAS 142, "Goodwill and Other Intangible Assets." Any impairment charges could have an adverse impact on the Company's financial results for the period(s) in which the impairment charges are recorded.

      With respect to goodwill related to the December 31, 2003 acquisition of the Hypnotic operations certain estimated working capital adjustments are still being assessed by management. No impairment test of goodwill was performed at June 30, 2004 given the short operating period. Any impairment charges could have an adverse impact on the Company's financial results for the period(s) in which the impairment charges are recorded.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2004, the Company had cash and cash equivalents totaling $4,741,000 and a restricted certificate of deposit totaling $2,500,000. The Company also had consolidated working capital of $3,105,000 at June 30, 2004, as compared with its working capital of $7,932,000 at December 31, 2003. The $4,827,000 net decrease in working capital primarily reflects the following:

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

      Cash used in operations was $4,052,000 for the six months ended June 30, 2004, as compared to cash provided by operations of $292,000 for the comparable 2003 period. The increase reflects expanded business operations due to the April 2003 YaYa acquisition, December 2003 Hypnotic acquisition and February 2004 Wellspring acquisition. For the six months ended June 30, 2004, a significant use of cash for operations included film acquisition costs of $2,868,000.

      Cash provided by investing activities consists of the January 30, 2004 sale of the land classified on the consolidated balance sheet as "land held for development or sale" and capital distributions from the Restaurant Investee. The net proceeds from the sale of the land (excluding legal and consulting fees), totaling $7,007,000, are being utilized in the Company's operations and in the previously announced strategy of expanding into areas of interest in the gaming, entertainment, media and lifestyle industries through mergers or acquisitions.

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

      Effective June 30, 2004, the Company arranged with SouthwestUSA a $2,500,000 credit facility. The SouthwestUSA Line of Credit is secured by a certificate of deposit with a stated interest rate of 1.75% and maturity date of June 30, 2005. The SouthwestUSA Line of Credit interest rate is a floating rate of 0.5% above SouthwestUSA's prime lending rate. There were no borrowings at June 30, 2004. Included in net cash provided by investing activities is a $2,500,000 certificate of deposit, purchased by the Company, as collateral for the SouthwestUSA Line of Credit.

      Jeanne Hood, a director of the Company, is a director of SouthwestUSA.

      During April 2004, AVM entered into a five-year operating lease arrangement for two office spaces located in Santa Monica, California. As a provision of the operating lease, the Company executed a $350,000 standby letter of credit.

      In conjunction with the February 3, 2004 Wellspring acquisition, the Company assumed a Revolving Line of Credit arrangement with Atlantic. The Atlantic Line of Credit with total borrowings of $2,381,000 at June 30, 2004, expired on May 1, 2004, provided for a $4,500,000 credit facility and is secured by substantially all of the assets of Wellspring. The interest rate is a floating rate of 2.75% above Atlantic's prime lending rate (which was 4.25% at June 30, 2004). To the extent that the borrowing base (defined in the Atlantic Line of Credit as the sum of 50% of eligible accounts receivable, 70% of wholesale inventories and 30% of retail inventories) is below the $4,500,000 maximum, the Atlantic Line of Credit is limited to the borrowing base. Net payment on the Atlantic Line of Credit totaling $419,000 are included in net cash used in financing activities for the six months ended June 30, 2004.

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

      An evaluation was performed, as of June 30, 2004, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Accounting Officer, of the
effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, our management has concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2004 for the reasons described below.

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

      After   evaluating   the  nature  of  the  deficiency  and  the  resulting
restatement, the Company's management concluded that a material weakness existed in the Company's internal control over financial reporting at June 30, 2004.

      During the second quarter of 2004, there were no significant changes in the Company's internal control over financial reporting that materially affected or were reasonably likely to materially affect internal control over financial reporting.

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

      o     Election of Class A Directors to terms expiring in 2007 --

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

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1 Revolving Line of Credit Agreement between Wellspring Media, Inc. and Atlantic Bank of New York. (1)

      10.2  Revolving  Line  of  Credit   Agreement   between  American  Vantage
            Companies and SouthwestUSA Bank. (3)

      10.3  2004 Employee Stock Purchase Plan. (2)

      31.1 Certification of Ronald J. Tassinari pursuant to Exchange Act Rule 13a-14(a) **

      31.2 Certification of Anna M. Morrison pursuant to Exchange Act Rule 13a-14(a) **

      32.1 Certification of Ronald J. Tassinari pursuant to 18 U.S.C. Section 1350 **

      32.2  Certification of Anna M. Morrison pursuant to 18 U.S.C. Section
            1350**

----------
** Filed herewith.

      (1) Incorporated by reference to the Company's Current Report on Form 8-K (Date of Report: February 3, 2004).

      (2) Incorporated by reference to Appendix C of the Company's Proxy Statement forming a portion of the Company's Schedule 14A filed with the Commission on May 10, 2004.

      (3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three months ended June 30, 2004.


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