Form 10QSB/A
period 2004-09-30
AMERICAN VANTAGE COMPANIES
filed 2005-05-06
CIK 315428

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

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A of American Vantage Companies (the "Company") for the three months ended September 30, 2004, contains amendments to the original Quarterly Report on Form 10-QSB filed on November 15, 2004 (the "Original Form 10-QSB") to reflect a restatement of the financial statements and related notes for the applicable three and nine months ended September 30, 2004 included in the Original Form 10-QSB in order to correct the accounting for the Company's 49% minority interest in its unconsolidated investee, that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip (the "Border Grill"). The restatement affects the Company's reported equity in income of unconsolidated investees, net, for the nine months ended September 30, 2004 and for the three and nine months ended September 30, 2003, but has no effect on reported cash distributions from the Border Grill. In connection with the restatement, changes have been made to (i) Part I - Financial Information - Item
1. - Financial Statements, (ii) Part I - Financial Information - Item 2. - Management's Discussion and Analysis or Plan of Operation, and (iii) Item 3. Controls and Procedures. This Form 10-QSB/A sets forth all information and disclosures required to be included in the Original Form 10-QSB, as so amended to reflect such restatement. This Form 10-QSB/A is effective for all purposes as of the date of the filing of the original Form 10-QSB.

                                TABLE OF CONTENTS



                                                                                          PAGE
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements
            Condensed Consolidated Balance Sheets as of September 30, 2004 (as restated)
                and December 31, 2003 (Unaudited)                                          4
              Condensed Consolidated Statements of Operations for the Three and
                Nine Months Ended September 30, 2004 (as restated) and 2003 (Unaudited)    5
              Condensed Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 2004 and 2003 (Unaudited)                             6
              Notes to Condensed Consolidated Financial Statements (Unaudited)             7

   Item 2.  Management's Discussion and Analysis or Plan of Operation                     15
   Item 3.  Controls and Procedures                                                       25


   PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                             26

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                   26

   Item 3.  Defaults Upon Senior Securities                                               26

   Item 4.  Submission of Matters to a Vote of Security Holders                           26

   Item 5.  Other Information                                                             26

   Item 6.  Exhibits                                                                      26


SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(Unaudited)

                                                                    September 30,        December 31,
                                                                         2004                2003
                                                                   ----------------    ----------------
                                                                 Restated - see Note 10
ASSETS
Current assets:
     Cash and cash equivalents                                     $      2,585,000    $      8,628,000
     Restricted certificate of deposit                                    2,500,000                  --
     Accounts and other receivables, net                                  5,482,000           1,435,000
     Inventories                                                          1,217,000                  --
     Other                                                                  760,000             494,000
                                                                   ----------------    ----------------
                                                                         12,544,000          10,557,000

Film inventory, net                                                      12,778,000             660,000
Land held for development or sale                                                --           3,544,000
Investments in unconsolidated investees                                   1,018,000           1,070,000
Goodwill                                                                  3,552,000           3,608,000
Furniture, equipment and other assets, net                                2,541,000           1,131,000
                                                                   ----------------    ----------------
                                                                   $     32,433,000    $     20,570,000
                                                                   ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and other current liabilities                $      6,551,000    $      1,694,000
     Lines of credit                                                      4,649,000                  --
     Other payables                                                         517,000             517,000
     Deferred revenue                                                       599,000             606,000
                                                                   ----------------    ----------------
                                                                         12,316,000           2,817,000
                                                                   ----------------    ----------------

Notes payable                                                             4,523,000             523,000
                                                                   ----------------    ----------------

Stockholders' equity:
     Preferred stock, $.01 par; 10,000,000 shares authorized;
       0 shares issued and outstanding                                           --                  --
     Common stock, $.01 par; 100,000,000 shares authorized;
       5,824,107 and 5,690,667 shares issued and outstanding,
       respectively                                                          58,000              57,000
     Additional paid-in capital                                           6,087,000           5,713,000
     Deferred compensation on restricted stock                             (306,000)                 --
     Retained earnings                                                    9,755,000          11,460,000
                                                                   ----------------    ----------------
                                                                         15,594,000          17,230,000
                                                                   ----------------    ----------------
                                                                   $     32,433,000    $     20,570,000
                                                                   ================    ================


       See notes to unaudited condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

                                                                Three Months Ended                   Nine Months Ended
                                                         --------------------------------    --------------------------------
                                                          September 30,     September 30,     September 30,     September 30,
                                                              2004              2003              2004              2003
                                                         --------------    --------------    --------------    --------------
                                                                            Restated-see      Restated-see      Restated-see
                                                                              Note 10           Note 10            Note 10
Revenues
      Home video and direct response sales               $    4,153,000    $           --    $   10,015,000    $           --
      Other sales and services                                1,493,000           433,000         4,326,000           899,000
                                                         --------------    --------------    --------------    --------------

                                                              5,646,000           433,000        14,341,000           899,000
Cost of sales and services
      Home video and direct response sales                    1,969,000                --         5,081,000                --
      Other sales and services                                1,519,000           253,000         3,748,000           446,000
                                                         --------------    --------------    --------------    --------------

                                                              3,488,000           253,000         8,829,000           446,000
                                                         --------------    --------------    --------------    --------------

Gross profit                                                  2,158,000           180,000         5,512,000           453,000
                                                         --------------    --------------    --------------    --------------

Selling, general and administrative
      Other                                                   3,893,000           854,000        11,629,000         1,889,000
      Related parties                                           125,000            76,000           356,000           166,000
                                                         --------------    --------------    --------------    --------------

                                                              4,018,000           930,000        11,985,000         2,055,000
                                                         --------------    --------------    --------------    --------------

Operating loss                                               (1,860,000)         (750,000)       (6,473,000)       (1,602,000)
                                                         --------------    --------------    --------------    --------------

Non-operating income (expense)
      Interest and other (expense) income, net                 (130,000)          605,000          (290,000)          657,000
      Gain on sale of land                                           --                --         3,423,000                --
                                                         --------------    --------------    --------------    --------------

                                                               (130,000)          605,000         3,133,000           657,000
                                                         --------------    --------------    --------------    --------------

(Loss) income before income tax benefit                      (1,990,000)         (145,000)       (3,340,000)         (945,000)

Income tax benefit                                              522,000           189,000           843,000           397,000

Equity in income of unconsolidated investees, net               385,000           140,000           792,000           458,000
                                                         --------------    --------------    --------------    --------------

Net (loss) income                                        $   (1,083,000)   $      184,000    $   (1,705,000)   $      (90,000)
                                                         ==============    ==============    ==============    ==============

Net (loss) income per common share - basic and diluted   $        (0.19)   $         0.03    $        (0.30)   $        (0.02)
                                                         ==============    ==============    ==============    ==============

 Weighted average number of common shares
    and common share equivalents                              5,824,000         5,691,000         5,742,000         5,373,000
                                                         ==============    ==============    ==============    ==============

       See notes to unaudited condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

                                                                        Nine Months Ended
                                                                   ----------------------------
                                                                   September 30,   September 30,
                                                                       2004            2003
                                                                   ------------    ------------
Operating activities
       Net cash used in operating activities                       $ (8,653,000)   $     (3,000)
                                                                   ------------    ------------

Investing activities
       (Purchase) disposal of furniture and equipment, net             (138,000)          1,000
       Proceeds from sale of land                                     7,007,000              --
       Cash paid for acquisitions, including other direct costs      (4,179,000)       (207,000)
       Advances to YaYa, LLC                                                 --        (110,000)
       Capitalization of YaYa Media, Inc.                                    --          (1,000)
       Proceeds from U.S. treasury bills, at maturity                        --       4,707,000
       Purchase of standby letter of credit                            (350,000)             --
       Purchase of certificate of deposit                            (2,500,000)             --
       Cash distribution from unconsolidated restaurant investee        921,000         775,000
                                                                   ------------    ------------

       Net cash provided by investing activities                        761,000       5,165,000
                                                                   ------------    ------------

Financing activities
       Net borrowings on lines of credit                              1,849,000              --
                                                                   ------------    ------------

       Net cash provided by financing activities                      1,849,000              --
                                                                   ------------    ------------

Net (decrease) increase in cash and cash equivalents                 (6,043,000)      5,162,000

Cash and cash equivalents, at beginning of period                     8,628,000       3,442,000
                                                                   ------------    ------------

Cash and cash equivalents, at end of period                        $  2,585,000    $  8,604,000
                                                                   ============    ============

Supplemental schedule of noncash investing and financing activities:
       Cash paid during the period for interest                    $    211,000    $         --
       Fair value of assets and liabilities acquired
             Current assets, other than cash                          6,142,000         836,000
             Film inventory                                           9,035,000              --
             Other long-term assets                                     435,000         337,000
             Liabilities assumed                                      7,262,000       1,464,000

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

      The Company's results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements (and notes thereto) of the Company for the year ended July 31, 2003, which are included in the Company's Form 10-KSB/A for the year then ended, as well as the financial and other information contained in the Company's Form 10-QSB/A for the two and five month transition periods ended December 31, 2003 resulting from the change in the Company's fiscal year end, Forms 10-QSB/A for the three and six months ended March 31, 2004 and June 30, 2004, respectively, December 31, 2003 Forms 8-K and 8-K/A concerning the acquisition of substantially all of the assets and business and certain liabilities of Enigma Media, Inc. ("Enigma"), February 3, 2004 Forms 8-K and 8-K/A concerning the acquisition of the stock of Wellspring Media, Inc. ("Wellspring"), and June 2, 2004 Form 8-K concerning restructuring activities and grants of incentive stock options to two Company executives for the purchase the Company's common stock.

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

      Certain Hypnotic and Wellspring estimated working capital adjustments are still being assessed by management. At September 30, 2004, the Company had $614,000 and $0, respectively, in recorded goodwill related to the Hypnotic and Wellspring acquisitions.

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

                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                     June 30,
                                                ----------------------------    ----------------------------
                                                    2004            2003            2004            2003
                                                ------------    ------------    ------------    ------------
Net revenues                                    $  5,646,000    $  5,119,000    $ 14,682,000    $ 20,436,000
                                                ============    ============    ============    ============

Net loss                                        $ (1,083,000)   $   (938,000)   $ (1,614,000)   $ (2,555,000)
                                                ============    ============    ============    ============

Net loss per common share - basic and diluted   $      (0.19)   $      (0.16)   $      (0.28)   $      (0.45)
                                                ============    ============    ============    ============


      The unaudited pro forma information may not be indicative of the results that would actually have been achieved had the acquisitions occurred as of January 1, 2003 or that may be obtained in the future.

Note 3 - Film inventory acquisition costs

                             September 30, 2004                December 31, 2003
                      -------------------------------   -------------------------------
                      Gross Carrying    Accumulated     Gross Carrying    Accumulated
                          Amount        Amortization        Amount        Amortization
                      --------------   --------------   --------------   --------------
Film inventory, net   $   14,675,000   $    1,897,000   $      660,000   $           --
                      ==============   ==============   ==============   ==============

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

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Investments in unconsolidated investees

      The Company, through a wholly-owned subsidiary, holds a 49% minority interest in an unconsolidated investee (the "Restaurant Investee") that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip. The Company is involved in long-term strategic planning, but has no day-to-day management responsibilities in connection with the Restaurant Investee and the Restaurant Investee's operations. In accordance with U.S. GAAP, the Company excludes the accounts of the Restaurant Investee in reporting its operating results and instead records its investment using the equity method of accounting as adjusted to reflect certain contractual adjustments until the Restaurant Investee attains sustained profitability. The Company has restated the income from the Restaurant Investee (See Note 10 - Restatement of previously issued financial statements). Income from the Restaurant Investee, as restated, for the nine months ended September 30, 2004 was $565,000.

      The following summarizes the condensed balance sheet at September 30, 2004, and the statement of operations for the nine months ended September 30, 2004 (unaudited) of the Restaurant Investee:

      Assets                   $  1,739,000
      Liabilities                   508,000
                               ------------

      Members' capital         $  1,231,000
                               ============

      Revenues                 $  6,034,000
      Expenses                    4,891,000
                               ------------

      Income from operations   $  1,143,000
                               ============

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

      Assets                   $    724,000
      Liabilities                    98,000
                               ------------

      Members' capital         $    626,000
                               ============

      Revenues                 $  2,144,000
      Expenses                    1,508,000
                               ------------

      Income from operations   $    636,000
                               ============

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Lines of credit

      In conjunction with the February 3, 2004 Wellspring acquisition, the Company assumed a Revolving Line of Credit arrangement ("Atlantic Line of Credit") with Atlantic Bank of New York ("Atlantic"). The Atlantic Line of Credit, originally was to expire on May 1, 2004. The Atlantic Line of Credit was extended to November 13, 2004. The Atlantic Line of Credit provides for a $4,500,000 credit facility and is secured by substantially all of the assets of Wellspring. The interest rate is a floating rate of 2.75% above Atlantic's prime lending rate (which was 4.5% at September 30, 2004). To the extent that the borrowing base (defined in the Atlantic Line of Credit as the sum of 50% of eligible accounts receivable, 70% of wholesale inventories and 30% of retail inventories) is below the $4,500,000 maximum, the Atlantic Line of Credit is limited to the borrowing base. At September 30, 2004, the Company had borrowings of $2,349,000 from the Atlantic Line of Credit with no additional availability under the Atlantic Line of Credit.

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

                                                                  Three Months Ended              Nine Months Ended
                                                             ----------------------------    ----------------------------
                                                             September 30,   September 30,   September 30,   September 30,
                                                                 2004            2003            2004            2003
                                                             ------------    ------------    ------------    ------------
Net (loss) income, as reported                               $ (1,083,000)   $    184,000    $ (1,705,000)   $    (90,000)
  Deduct:  Total stock-based employee compensation
   expense determined under fair value based method               (92,000)         (8,000)       (481,000)        (60,000)
                                                             ------------    ------------    ------------    ------------

Pro forma net (loss) income                                  $ (1,175,000)   $    176,000    $ (2,186,000)   $   (150,000)
                                                             ============    ============    ============    ============

Pro forma net (loss) income per share -- basic and diluted   $      (0.20)   $       0.03    $      (0.38)   $      (0.03)
                                                             ============    ============    ============    ============

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      Restricted stock award. Effective January 1, 2004, the Company's Board Vice-Chairman, Stephen K. Bannon, assumed the AVM Chief Executive Officer position. On June 2, 2004, the Company reached an oral agreement with Mr. Bannon with respect to Mr. Bannon's compensation, including as an employee of AVM. The oral agreement included the issuance of 120,000 shares of the Company's common stock as a restricted stock award under the Company's 2003 Equity Incentive Plan. As holder of the 120,000 restricted shares, Mr. Bannon is entitled to all of the rights of a stockholder with respect to such 120,000 shares, including voting and dividend rights. The restricted shares are subject to forfeiture if Mr. Bannon's employment with the Company is terminated, for any reason other than termination by the Company without cause. The forfeiture provisions lapse, with respect to 30,000 shares on each of the first four anniversaries following the issuance of the 120,000 restricted shares. The Company recorded a deferred compensation charge of $370,000 upon the issuance of the restricted shares, which is charged to expense proportionately as the restrictions lapse. Amounts charged to expense for the three and nine months ended September 30, 2004 were $69,000.

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

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Selected financial information for each reportable segment for the three and nine months ended September 30, 2004 and 2003 is as follows:

                                                         Three Months Ended              Nine Months Ended
                                                    ----------------------------    ----------------------------
                                                    September 30,   September 30,   September 30,   September 30,
                                                        2004            2003            2004            2003
                                                    ------------    ------------    ------------    ------------
Revenues
Filmed Entertainment                                $  5,458,000    $         --    $ 12,070,000    $         --
Branded Content                                          113,000         433,000       1,918,000         899,000
Film and TV Production                                    75,000              --         353,000              --
                                                    ------------    ------------    ------------    ------------

Total consolidated revenues                         $  5,646,000    $    433,000    $ 14,341,000    $    899,000
                                                    ============    ============    ============    ============

Operating income (loss)
Filmed Entertainment                                $    830,000    $         --    $    657,000    $         --
Branded Content                                         (174,000)       (412,000)       (277,000)       (605,000)
Film and TV Production                                  (238,000)             --        (595,000)             --
Selling, general and administrative
   expenses, not allocated to segments                (2,278,000)       (338,000)     (6,258,000)       (997,000)
                                                    ------------    ------------    ------------    ------------

Total consolidated operating loss                     (1,860,000)       (750,000)     (6,473,000)     (1,602,000)
                                                    ------------    ------------    ------------    ------------

Total consolidated non-operating income (expense)       (130,000)        605,000       3,133,000         657,000
                                                    ------------    ------------    ------------    ------------

(Loss) income before income tax benefit             $ (1,990,000)   $   (145,000)   $ (3,340,000)   $   (945,000)
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

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Restatement of previously issued financial statements

      Subsequent to the original issuance of the Company's condensed consolidated financial statements for the three and nine months ended September 30, 2004, the Company determined that its income from the Restaurant Investee had been recorded incorrectly. Prior to the restatement, the Company had recognized 100% of the initial losses from the Restaurant Investee's operations and its subsequent income through June 30, 2004. The restatement recognizes that the Restaurant Investee attained sustained profitability in February 2003, from which point the Company has restated income from the Restaurant Investee based on its 49% interest, subject to adjustments for any unpaid initial capital contributions and priority return. As of July 1, 2004, all of the initial losses were offset and its initial capital contributions and priority return were paid, resulting in recognition of 49% of future income or losses from the Restaurant Investee's operations prospectively. This restatement has no effect on the Company's reported cash flows. The principal effects of the restatement on the periods restated herein are summarized in the following table:

                                                                As Originally
                                                                   Reported      As Restated
                                                                 ------------    ------------
For the nine months ended September 30, 2004:
      Equity in income from unconsolidated investees, net        $  1,206,000    $    792,000
      Income tax benefit                                         $    702,000    $    843,000
      Net loss                                                   $ (1,432,000)   $ (1,705,000)

At September 30, 2004:
      Investment in unconsolidated investees                     $  1,772,000    $  1,018,000
      Deferred tax asset (included in furniture, equipment and
        other assets, net)                                       $  2,024,000    $  2,541,000
      Total assets                                               $ 32,670,000    $ 32,433,000
      Deferred tax liability (included in accounts payable and
        other current liabilities)                               $  6,359,000    $  6,551,000
      Total current liabilities                                  $ 12,124,000    $ 12,316,000
      Retained earnings                                          $ 10,184,000    $  9,755,000

For the three months ended September 30, 2003:
      Equity in income from unconsolidated investees, net        $    261,000    $    140,000
      Income tax benefit                                         $    148,000    $    189,000
      Net income                                                 $    264,000    $    184,000

For the nine months ended September 30, 2003:
      Equity in income from unconsolidated investees, net        $    758,000    $    458,000
      Income tax benefit                                         $    295,000    $    397,000
      Net income (loss)                                          $    108,000    $    (90,000)

Item 2. Management's Discussion and Analysis or Plan of Operation

      The following discussion and analysis should be read in conjunction with the explanatory note and condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-QSB/A.


Statement on Forward-Looking Statements

      In addition to historical information, this Quarterly Report on Form 10-QSB/A contains certain forward-looking statements. Such statements include expected financial performance and strategic and operations plans concerning the Company, as well as assumptions, expectations, predictions, intentions or beliefs about future events involving the Company, its vendors and customers and other matters. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "project," "expect," "believe," estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to:

      o The success of the Company's business strategies and future plans of operations,
      o General economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which the Company's operates,
      o     Dependence on existing management,
      o     Federal and state regulation of the film industries,
      o     Viewer habits,
      o Demand for Hypnotic's and Wellspring's television and film projects and film libraries,
      o     Trends within the gaming and restaurant industries,
      o     Unforeseen change in the markets for advertising applications,
      o Management's ability to combine the various operations so that they may work together and grow successfully,
      o Management's ability to acquire additional companies and ability to successfully integrate such acquirees, if any, into the Company's existing operations,
      o Changes in federal and state tax laws or the administration of such laws, and
      o The other risks detailed elsewhere in this Form 10-QSB/A and in the Company's other filings with the Securities and Exchange Commission.

      Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB/A, the Company's Annual Report on Form 10-KSB/A for the fiscal year ended July 31, 2003 and other Company filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB/A speak only as of the date hereof. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed above to reflect events or circumstances that may arise after this Form 10-QSB/A is filed, or that may have an effect on the Company's overall performance or financial position.


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

      The Film and TV Production and Filmed Entertainment segments were formed as a result of AVMC's acquisitions of Hypnotic on December 31, 2003 and Wellspring on February 3, 2004, respectively, and therefore, there were no revenues from these segments for the comparable periods ended September 30, 2003.

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

      During the three and nine months ended September 30, 2004, the Company recognized a tax benefit of $522,000 and $843,000, respectively, primarily related to the periods' losses from operations. For the nine months ended September 30, 2004, the tax benefit of $843,000 included a tax provision of $1,164,000 for the January 2004 gain on sale of land.

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

      Income from the Company's unconsolidated 49% investment in its Restaurant Investee for the three and nine months ended September 30, 2004 totaled $158,000 and $565,000, respectively, as compared to $129,000 and $412,000, respectively, for the comparable 2003 periods.

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

      Principles of consolidation. The Company, through a wholly-owned subsidiary, has a 49% minority interest in an unconsolidated investee ("Restaurant Investee") that owns and operates a restaurant in a casino hotel located on the Las Vegas Strip. The Company is involved in long-term strategic planning, but has no day-to-day management responsibilities in connection with the Investee and the Investee's operations. In accordance with U.S. GAAP, the Company excludes the accounts of the Restaurant Investee and instead records its investment using the equity method of accounting subject to certain contractual adjustments.

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


Liquidity and Capital Resources

      As of September 30, 2004, the Company's consolidated working capital totaled $420,000, as compared with its consolidated working capital of $7,932,000 at December 31, 2003. Included in the calculation of the September 30, 2004 consolidated working capital was cash and cash equivalents totaling $2,585,000 and a restricted certificate of deposit totaling $2,500,000. The $7,512,000 net decrease in consolidated working capital primarily reflects the following:

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

      Net cash used in operating activities was $8,653,000 for the nine months ended September 30, 2004, as compared to net cash used in operating activities of $3,000 for the comparable 2003 period. The increase primarily reflects expanded business operations resulting from to the April 2003 YaYa acquisition, December 2003 Hypnotic acquisition, February 2004 Wellspring acquisition, acquisition of film library distribution rights and payments for film advances.

      During 1998, the Company wrote-off a note receivable in the amount of $413,000 related to casino predevelopment costs. During September 2003, the Company recorded other income of $606,000, representing receipt of the note receivable and previously unrecorded accrued interest of $193,000. The $606,000 is included as cash used in operating activities for the nine months ended September 30, 2003.

      Net cash provided by investing activities primarily consists of the January 30, 2004 sale of the land classified on the consolidated balance sheet as "land held for development or sale," cash used for acquisitions and capital distributions from the Restaurant Investee. The net proceeds from the sale of the land (excluding legal and consulting expenses), totaling $7,007,000, are being utilized in the Company's operations and in the previously announced strategy of expanding into areas of interest in the gaming, entertainment, media and lifestyle industries through mergers or acquisitions.

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

      During the nine months ended September 30, 2004 and 2003, the Company received capital distributions from the Restaurant Investee totaling $921,000 and $775,000, respectively. The Operating Agreement of the Restaurant Investee does not provide for guaranteed capital distributions. Therefore, future distributions from the Restaurant Investee are subject to fluctuation.

      Net cash provided by investing activities for the nine months ended September 30, 2004 also included funding of a $350,000 standby letter of credit required under the Company's five-year operating lease arrangements and the purchase of a $2,500,000 certificate of deposit as collateral for the SouthwestUSA Line of Credit.

      Net cash used in financing activities was $1,849,000 for the nine months ended September 30, 2004 which includes net borrowings on the Atlantic Line of Credit and the SouthwestUSA Line of Credit.

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

      An evaluation was performed, as of September 30, 2004, under the supervision and with the participation of the Company's management, including its principal executive and accounting officers, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, our management has concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2004 for the reasons described below.

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

      After evaluating the nature of the deficiency and the resulting restatement, the Company's management concluded that a material weakness existed in the Company's internal control over financial reporting at September 30, 2004.

      During the third quarter of 2004, there were no significant changes in the Company's internal control over financial reporting that materially affected or were reasonably likely to materially affect internal control over financial reporting.

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



                                 AMERICAN VANTAGE COMPANIES




Dated:  May 3, 2005              By: /s/  Ronald J. Tassinari
                                     ------------------------------------------
                                          Ronald J. Tassinari,
                                          President and Chief Executive Officer





Dated:  May 3, 2005              By: /s/  Anna M. Morrison
                                     ------------------------------------------
                                          Anna M. Morrison,
                                          Chief Accounting Officer