Form 10KSB
period 2004-12-31
AMERICAN VANTAGE COMPANIES
filed 2005-05-10
CIK 315428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[X] YES [_] NO

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      State issuer's revenues for its most recent fiscal year: $17,776,000
                                                               -----------

      The aggregate market value of the 5,216,144 shares of Common Stock held by non-affiliates of the registrant, computed by reference to the closing sale price of $1.65 for the Company's common stock on April 21, 2005, as reported by The NASDAQ Stock Market, Inc., was $8,607,000 (assuming for purposes of such calculation that all executive officers and directors of the issuer are affiliates and no other persons are affiliates of the issuer).

      The number of shares outstanding of the issuer's common stock at April 21, 2005 was 5,729,107.

      Transitional Small Business Disclosure Format (check one): YES [_] No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Description of Business

Recent Developments

      On April 16, 2003, American Vantage Companies (the "Company" or "AVCS") acquired substantially all of the assets and business and certain of the liabilities of YaYa, LLC. YaYa Media, Inc. ("YaYa"), a wholly-owned subsidiary of the Company was formed, specifically to acquire the YaYa, LLC assets, business and liabilities purchased and to continue YaYa, LLC's business and operations.

      On December 31, 2003, the Company acquired substantially all of the assets and business and certain of the liabilities of Enigma Media, Inc. ("Enigma"), dba Hypnotic ("Hypnotic"), and began operations effective January 1, 2004. Hypnotic has been structured as a wholly-owned subsidiary of American Vantage Media Corporation ("AVMC"), a wholly-owned subsidiary of the Company. AVMC acquired from Enigma its television, branded entertainment and distribution operations and specific intellectual property, including a short film library. See "Item 1. Description of Business - Branded Content Division" and "Item 1. Description of Business - Film and TV Production Division." The results of operations for Hypnotic for the period of January 1, through December 31, 2004 are included in the accompanying consolidated financial statements.

      On February 3, 2004, AVMC acquired all of the outstanding common stock of Wellspring Media, Inc. ("Wellspring") and began operating Wellspring effective February 3, 2004. Wellspring is a distributor of world cinema and wellness programming. Wellspring's assets include a film library with approximately 750 titles distributed via its home video, direct response, worldwide sales and theatrical units. See "Item 1. Description of Business - Filmed Entertainment." The results of operations for Wellspring for the period of February 3, through December 31, 2004 are included in the accompanying consolidated financial statements.

      The Company is continuing to pursue legal remedies related to its casino consulting contract that was prematurely terminated. See "Item 1 - Table Mountain Casino" and, Item 3 - Legal Proceedings."

      During December 2004, AVMC closed its Branded Content division and terminated the related staff and consulting positions. The Branded Content division included all of YaYa's operations and a portion of the acquired Hypnotic operations.

      Effective March 21, 2005, the Company sold all of the outstanding common stock of AVMC to Genius Products, Inc. ("Genius" or "GNPI"). Genius began operating the AVMC operations effective March 22, 2005. Consideration included 7,000,000 shares of GNPI common stock and five-year warrants to purchase an additional 1,400,000 shares of GNPI common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share. The consideration also included assumption of certain liabilities, including a $2,349,000 Atlantic Bank of New York credit facility and $4,000,000 of promissory notes of AVMC. AVCS has guaranteed the obligations arising under $3,300,000 of the AVMC promissory notes. AVCS also assumed payment obligations relating to approximately $1,050,000 of accounts payable incurred in connection with the former direct response operations of AVMC. The direct response accounts payable obligations will be offset from the proceeds, if any, from the sale of approximately $300,000 of direct response inventory.

      Of the 7,000,000 shares of GNPI common stock acquired from Genius, 5,675,000 shares are not subject to pledges or other restrictions. The Genius common stock is traded on the over-the-counter bulletin board (OTCBB) under the symbol "GNPI." On April 21, 2005, the closing bid price for the Genius stock was $1.80. Based on the April 21, 2005 closing bid price, disposition of the 5,675,000 shares could result in estimated gross proceeds of $10,215,000 to the Company, excluding retail mark-up, mark-down or commission. Other factors that may affect the estimated gross proceeds include, but are not limited to, (i) fluctuation in market prices; or, (ii) Genius entering into another transaction causing dilution to the Genius outstanding stock including the shares held by the Company. As such, the estimated gross proceeds are not necessarily indicative of the actual gross proceeds the Company could receive upon disposition of such 5,675,000 shares of GNPI stock.

      Related to the Genius transaction, the Company and Genius also entered into a pledge agreement, transferring to the Company, certain assets and liabilities held by Hypnotic. The assets transferred back to the Company encompass the prior Film and TV Production division operations of Hypnotic including co-executive producer fees generated from the television series "The O.C.," but exclude Hypnotic's `back-end' interest in "The O.C." See "Item 1. Description of Business - Film and TV Production Division" and "The Post-Disposition of AVMC Operations and Assets of the Company."

      In addition to the Hypnotic assets, the Company retained its 49% interest in the Las Vegas Border Grill Restaurant, the Table Mountain Casino litigation and YaYa, which assets primarily include a 10% interest in an unconsolidated investee.

Development of Business

      The Company was incorporated in Nevada in 1979 under the name Western Casinos, Inc. The Company changed its name to American Casino Enterprises, Inc. in 1979 and then changed its name to American Vantage Companies in March 1997. The Company was originally formed to engage in the business of recreational and leisure time activities for tourists to the Las Vegas, Nevada region, including casino gaming.

      In January 1991, the Company completed the purchase of all of the capital stock of Millerton Games, Inc., which held a management consulting contract with Table Mountain Casino. Table Mountain Casino is a tribal gaming enterprise located on a Federal Indian Rancheria in Friant, California (the "Table Mountain Casino"). The Company had been engaged in providing gaming consulting services to Table Mountain Casino until May 1999 when its contract to provide consulting services to the Table Mountain Casino was prematurely terminated by the Table Mountain Band of Indians (the "Table Mountain Tribe") following a change in the tribal government. See "Item 1. Description of Business - Table Mountain Casino."

      In February 1999, Vantage Bay Group, Inc. ("Vantage Bay"), a wholly-owned subsidiary of the Company, purchased a 49% minority interest in a limited liability corporation ("Restaurant Investee", to develop the Border Grill restaurant located in the Mandalay Bay Hotel and Casino in Las Vegas, Nevada. The restaurant opened in June 1999. See "Item 1. Description of Business - Border Grill Restaurant."

      During April 2003, the Company acquired substantially all of the assets and business and certain of the liabilities of YaYa, LLC as a component in its strategy to develop a branded content business.

      On December 31, 2003, the Company acquired substantially all of the assets and business and certain of the liabilities of Enigma, dba Hypnotic, and began operations effective January 1, 2004. Hypnotic has been structured as a wholly-owned subsidiary of AVMC.

      During  December  2003,   American   Vantage   Companies  formed  AVMC,  a
wholly-owned   subsidiary,    to   manage   acquired   or   internally-developed
entertainment related businesses.

      Effective January 1, 2004, AVMC combined the YaYa operations and the Hypnotic branded entertainment operations into its Branded Content division. Enigma's ownership interest in two feature films and a television development and production arrangement with Warner Bros. TV were combined into the Company's Film and TV Production division.

      On February 3, 2004, AVMC acquired all of the outstanding common stock of Wellspring and began operating Wellspring effective February 3, 2004. The Wellspring assets comprise the Filmed Entertainment division.

      During September 2004, AVMC began distributing documentary films under the brand name "non-fiction films" as a successor to a former Wellspring subsidiary.

      On March 21, 2005, the Company sold all of the outstanding common stock of AVMC to Genius. Related to the transaction, the Company and GNPI also entered into a pledge agreement transferring to the Company certain assets and liabilities held by Hypnotic. The assets transferred back to the Company include co-executive producer fees generated from the television series "The O.C.," but exclude Hypnotic's `back-end' interest in "The O.C."

      All references herein to the Company refer to the Company and its subsidiaries on a consolidated basis, unless the context otherwise indicates. The Company's principal executive offices are located at 4735 S. Durango Dr., Suite 105, Las Vegas, Nevada, 89147, and its telephone number is (702) 227-9800.

Table Mountain Casino

      On February 1, 1996, the Company entered into a termination agreement (the "Termination Agreement") that contemplated termination of the Company's 1993 consulting agreement with the Table Mountain Tribe (the "1993 Agreement") and the simultaneous entering into of a new consulting agreement between the Company and the Table Mountain Tribe (the "1996 Agreement"). Under the conditions of the Termination Agreement, commencing February 1, 1996, the Table Mountain Tribe was required to pay the Company 48 monthly installments of $350,000 in consideration for termination of the 1993 Agreement. However, no payment was required for any month in which the net income of the Table Mountain Casino did not equal or exceed $1,000,000. The term of the Termination Agreement was to be automatically extended by one month for each month that no payment was required thereunder, up to a maximum of 12 months.

      The 1996 Agreement required that the Company consult and provide technical assistance, training and advice to the Table Mountain Tribe concerning all matters relating to the operation and business activities of the Table Mountain Casino, including, but not limited to, organization and administration, planning and development, gaming activities, internal controls and accounting procedures, cage operations, engineering and maintenance, housekeeping, human resources, management information services, marketing and advertising, purchasing, surveillance, security and food and beverage operations. The 1996 Agreement was amended in both June 1997 and October 1997. The term of the 1996 Agreement, as amended, was to expire on June 30, 2000. For its services under the 1996 Agreement, as amended, the Company was to receive minimum monthly payments of $50,000. The Table Mountain Tribe was also required to pay the Company additional monies for certain increments of monthly Table Mountain Casino net income in excess of the first $1,500,000 of net revenue from the operations of Table Mountain Casino.

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

      The Table Mountain Tribe filed a counterclaim against the Company claiming the consulting contracts are invalid for several reasons and requesting restitution for all consulting fees previously paid to the Company.

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

      In December 2000, the Company filed a virtually identical suit against the Table Mountain Tribe in the Fresno County Superior Court of the State of California. In April 2001, an order was filed by Superior Court Judge Stephen J. Kane who dismissed the Company's civil action for lack of subject matter jurisdiction based on the Superior Court's determination that federal law completely preempts the field of Indian gaming. The Superior Court made no ruling on the merits of the action.

      In July 2001, the Company filed an appeal with the California State Court of Appeals, Fifth District. In October 2002, the California Court of Appeals reversed the April 2001 order of dismissal. Both the California Supreme Court and the United States Supreme Court subsequently denied the Table Mountain Tribe's petition to review that appellate court decision.

      In April 2003, with the case remanded back to the Fresno County Superior Court, the Table Mountain Tribe filed a motion to dismiss the case based on the Table Mountain Tribe's assertion that its contracts with the Company were not properly authorized by tribal authorities, and thereby did not constitute a valid waiver of the Table Mountain Tribe's sovereign immunity. In May 2003, the Fresno County Superior Court determined that the Company was entitled to discovery on the sovereign immunity issue and, only after such discovery was completed, would the Fresno County Superior Court conduct further proceedings on the sovereign immunity issue.

      In January 2004, the California Superior Court granted the motion and dismissed the Company's complaint. The Company has filed an appeal of this order with the California Court of Appeal, which has yet to schedule a hearing.

      If the Court of Appeal overturns the Superior Court dismissal and allows the Company to pursue its claim against the Table Mountain Tribe, the Table Mountain Tribe may file a counterclaim seeking to recover prior fees paid to the Company or on other grounds that may be alleged by the Table Mountain Tribe. Since the Company is unable to determine its losses, if any, should the Table Mountain Tribe's counterclaim be successful, no accounting recognition has been given to the matter in the accompanying financial statements.

Border Grill Restaurant

      On November 12, 1998, Vantage Bay entered into an operating agreement (the "Operating Agreement") with TT&T, LLC ("TT&T") to develop a restaurant named the Border Grill in the Mandalay Bay Hotel and Casino in Las Vegas, Nevada. The Operating Agreement provides that Vantage Bay, in exchange for a 49% interest in the Nevada limited liability company that owns Border Grill, contribute $251,000 upon the execution of the Operating Agreement and, thereafter, contribute further capital up to an aggregate of $2,750,000, all of which had been contributed by the Company prior to July 31, 2000, to fund the development of the restaurant subject to the terms and conditions of the Operating Agreement. Vantage Bay also agreed to loan to TT&T up to $175,000 for development and operation of the restaurant. The Company further agreed to guarantee all payments due from Vantage Bay to TT&T. The Border Grill opened on June 17, 1999. The Company has no day-to-day management responsibility in connection with the restaurant or the limited liability company. Since commencement of Border Grill's operations, with this investment, the Company has received periodic distributions. Such distributions totaled $1,055,000 and $925,000 during the calendar years ended December 31, 2004 and 2003, respectively. The Company has received all of its initial capital and priority return and now receives distributions from the Border Grill based on its 49% interest.

Branded Content Division

      General. On April 16, 2003, the Company acquired substantially all of the assets and business and certain of the liabilities of YaYa, LLC. Consideration paid in acquiring the YaYa, LLC assets, business and liabilities consisted of 824,811 shares of Company common stock and the assumption of liabilities totaling approximately $2,500,000, including loans aggregating $1,110,000 in principal amount made by the Company to YaYa, LLC in December 2002 and March 2003. The 824,811 shares of Company common stock were valued at $1.41 per share based on the closing price of Company common stock on April 16, 2003. YaYa, a wholly-owned subsidiary of the Company, was formed specifically to acquire the YaYa, LLC assets, business and liabilities purchased and to continue YaYa, LLC's business and operations.

      On December 31, 2003, the Company acquired substantially all of the assets and business and certain of the liabilities of Hypnotic and began operations January 1, 2004. Hypnotic has been structured as a wholly-owned subsidiary of AVMC.

      AVMC acquired from Enigma its television, branded entertainment and distribution operations and specific intellectual property, including a short-film library, plus an ownership interest in two feature films and a television development and production arrangement with Warner Bros. TV. Together with Warner Bros., Hypnotic currently executive co-produces a television series for the FOX broadcasting network, "The O.C."

      Consideration paid in acquiring the Hypnotic assets, business and liabilities consisted of the issuance of 1,000,000 warrants (each, an "Enigma Warrant") to Enigma. Each Enigma Warrant, which the Company has valued at $0.75 per Enigma Warrant, grants its holder the right to purchase one share of the Company's common stock, par value $0.01 per share, at an exercise price of $5.00 per share, at any time on or before December 31, 2013. The terms of the Enigma Warrants were the result of arm's-length negotiations between the Company and Enigma.

      Services and discontinued operations. Effective January 1, 2004, AVMC combined the YaYa operations and the Hypnotic branded entertainment operations into its Branded Content division. During 2004, the Branded Content division generated revenue from production of content in various media, advisory services and hosting and reporting services. The division's client base primarily included Fortune 500 companies that are expanding traditional marketing methods to incorporate the current trend of integrating brands into the content of various media as well as developing relevant content that supports the company's individual brands. Branded Content employees provided the creative development, solution ideation, and project management for the individual projects. Sales and hosting services were outsourced to various outside parties.

      During December 2004, AVMC closed its Branded Content division and terminated the related staff and consulting positions.

Film and TV Production Division

      Services. The Film and TV Production division develops and produces traditional film and TV properties. While the Film and TV Production division continues to develop TV pilots and other commercial properties, its 2004 revenues were primarily generated from executive co-production services, with Warner Bros., on a weekly television series for the FOX broadcasting network.

      Internal labor and independent contractors. Film and TV Production employees provide the executive co-production services for the FOX broadcasting network weekly television series. In addition, the division's employees develop, propose and manage production of new television pilots. Independent screen writers are contracted to write the pilot scripts accepted for production. Other independent contractors, such as production personnel, are utilized on an as-needed basis. The division is not dependent upon any single outsource party and believes that there are numerous companies and/or individuals readily available to provide production and script writing services to the Film and TV Production division.

      Competition. The Film and TV Production division's primary competition is from other independent production studios. These independent production studios vary in size and in services provided. The Film and TV Production division's primary source of differentiation is its ability to provide internal production services for the Branded Content division as well as to provide production services to external customers.

      Subsequent sale. As noted previously, effective March 21, 2005, Genius acquired all of the outstanding common stock of AVMC. Related to the transaction, the Company and GNPI also entered into a pledge agreement transferring to the Company certain assets and liabilities held by Hypnotic. The assets transferred back to the Company include the co-executive producer fees generated from the television series, "The O.C.," but exclude Hypnotic's `back-end' interest in "The O.C."

Filmed Entertainment Division

      General. On February 3, 2004, AVMC acquired all of the outstanding common stock of Wellspring and began operating Wellspring as of that date. The aggregate purchase price for the outstanding shares of Wellspring common stock was $8,000,000, of which $4,000,000 was paid in cash and $4,000,000 in the form of secured negotiable promissory notes and a secured non-negotiable promissory note.

      Services. Wellspring is a distributor of world cinema and wellness programming. Wellspring's assets include a film library with approximately 750 titles distributed via its home video, direct response, worldwide sales and theatrical units. Film library titles are generally acquired from third parties. These assets comprise the Filmed Entertainment division.

      From February 3, 2004 through December 31, 2004, the home video unit revenues represented 50.5% of the total revenues generated from the Filmed Entertainment division. Home video unit revenues are generated from sales to national retailers.

      The direct response unit generates sales of home videos directly from customers through its "The Video Collection" catalog. Prior to September 2004, on a quarterly basis, an expanded catalog was designed, printed and mailed to the unit's customer base. In addition, a smaller version of the quarterly catalog was mailed on a monthly basis. During September 2004, due to increasing catalog postage and printing costs, the Company revised its previous monthly and quarterly mailings to a single catalog mailing campaign during the final three months of 2004.

      The worldwide unit licenses television broadcasting rights primarily in North America, Europe, Asia and Latin America. From February 3, 2004 through December 31, 2004, worldwide revenues also were generated from an agreement to provide high definition programming on selected existing film library titles.

      The theatrical unit releases and distributes films to "art houses," which primarily are located in major metropolitan areas. From February 3, 2004 through December 31, 2004, the theatrical unit has premiered ten films in various U.S. cities.

      Film Title Life Cycle. During 2004, the Filmed Entertainment Division acquired 47 titles for distribution within its various units. A film title's life cycle may include theatrical release, home video, pay-per-view and video-on-demand, pay television and international release. On average, this life cycle can occur over twelve months.

      The process of acquiring a specific film title generally involves AVMC management, as well as theatrical, home video and acquisition management from the Filmed Entertainment division. An analysis of the specific film title's projected revenues from each unit, estimated prints and advertising ("P&A") costs and anticipated film cost are reviewed and approved at the various management levels.

      Internal labor and independent contractors. The Filmed Entertainment division employees acquire the film titles and manage the various divisional units. Independent contractors are not commonly utilized.

      Competition. Film distribution is a highly competitive business. The Filmed Entertainment division's primary competition is from other independent film distribution companies. These companies compete for: (a) acquisition of prominent world cinema titles; (b) retail and direct response customers; and,
(c) theatrical audiences.

      Trademarks.   The  Filmed   Entertainment   division  currently  uses  the
Wellspring Media, Inc. and non-fiction films, inc. trademarks for distribution of its titles to domestic and international customers.

      Subsequent sale. As noted previously, effective March 21, 2005, Genius acquired all of the outstanding common stock of AVMC. As a wholly-owned subsidiary of AVMC, the Wellspring operations were included in the sale.

Company Employees

      As of April 21, 2005, the Company has eight employees, including its President and Chief Executive Officer, Chief Accounting Officer and Film and TV Production division executives and employees retained in the Genius transaction. As of March 22, 2005, the Company has also retained AVMC's former Chief Financial Officer, Controller, Accounting Manager and one accounting staff as consultants.

The Post-Disposition of AVMC Operations and Assets of the Company

      AVMC constituted all of the operating assets of the Company for the year ended December 31, 2004. The Company disposed of AVMC to Genius effective March 21, 2005. In connection with such disposition, Genius transferred certain assets and liabilities held by Hypnotic, and certain liabilities of Wellspring, back to the Company.

      The assets of the Company following the disposition of AVMC primarily consist of the following:

o 7,000,000 shares of GNPI stock, of which 5,675,000 are available for placement by the Company;

o The assets of the Film and TV Production division retained by the Company in connection with the disposition of AVMC, which assets generated approximately $638,000 of revenues during the year ended December 31, 2004;

o     Cash and cash equivalents;

o A 49% membership interest in the Restaurant Investee that operates the Border Grill, which generated approximately $558,000 of equity income for the Company and cash distributions of $1,055,000 during the year ended December 31, 2004;

o The Company's ownership of YaYa which holds a 10% interest in Games Media, LLC, a joint venture that promotes video gaming touring festivals, which generated nominal revenues during the year ended December 31, 2004;

o     A claim against the Table Mountain Tribe; and

o Various other assets, including prepaid expenses, furniture and fixtures, and a deferred income tax benefit.

      The liabilities of the Company following the disposition of AVMC primarily consist of the following:

o Contingent liabilities of Hypnotic under its employment agreement with two individuals;

o Liabilities relating to accounts payable of Wellspring assumed by the Company in connection with the disposition of AVMC totaling approximately $1,100,000 (which may be offset by the sale of Wellspring inventory valued at $300,000);

o A contingent liability relating to the Company's guaranty of certain promissory notes of AVMC in the aggregate principal amount of $3,200,000;

o Contingent liabilities relating to the Company's leased premises formerly utilized by AVMC.

o Any tax liability resulting from the placement of the GNPI common stock and warrants that the Company acquired in connection with the disposition of AVMC; and

o Various other liabilities for operating expenses, including office leases, and direct costs associated with the disposition of AVMC and any placecment of the GNPI stock.

      The listing of the Company's assets and liabilities following the disposition of AVMC set forth above is merely a summary of such assets and liabilities. The Company intends, in accordance with federal securities laws, to file an amendment to the Company's Current Report on Form 8-K (Date of Report:
March 21, 2005), filed with the SEC on March 25, 2005, that will include pro forma financial information concerning the Company, giving effect to the disposition of AVMC as of dates to be specified in such pro forma financial information. Readers are urged to review the Form 8-K/A following its filing with the SEC for a complete listing of the Company's assets and liabilities at such specified dates and giving effect to the disposition of AVMC; and the listing of the Company's assets and liabilities following the disposition of AVMC as set forth above is qualified in its entirety to the information that shall be provided in the pro forma financial information to be included in the Form 8-K/A.

      The Company anticipates that the Film and TV Production division assets it retained following the AVMC disposition will derive operating revenues from a number of sources, including:

o Creating and developing content, primarily for television, which will then be marketed to television networks;

o The television network hit "The O.C." was created by Hypnotic and Warner Bros. for the Fox network and is generating monthly production fees for Hypnotic (Genius is only entitled to the "back-end" fee associated with the revenues generated if and when the series is syndicated);

o     The  ability  to  create  television  commercials  for  clients;

o Creates video content, including producing a Yoga exercise video for distribution to retail outlets;

o An overhead arrangement with Sony Pictures which allows Sony to have first refusal on all Hypnotic-created TV content; and

o Association with two employees who have many years of experience in the television and film industries; one was a senior executive with NBC (David Bartis) and the other is a notable film director, with film credits including "The Bourne Identity" and the soon-to-be released film "Mr. and Mrs. Smith," starring Brad Pitt and Angelina Jolie (Douglas Liman).

      The Company received 7,000,000 shares of Genius common stock and warrants to purchase an additional 1,400,000 shares of Genius common stock in connection with the disposition of AVMC to Genius in March 2005. A total of 5,625,000 shares of Genius common stock is currently available for placement by the Company. The closing sale price per share of Genius common stock on April 27, 2005 was $1.82, although the Company believes it will place the Genius common stock in private transactions at a discount to market of no greater than 15%. The Company anticipates receiving proceeds from the placement of such shares of Genius common stock, net of fees in connection with such placement, the investment banking fee related to the AVMC sale and monies necessary to fund escrow accounts established in connection with the AVMC disposition. Additional funds will be made available to the Company from placement of shares of Genius common stock initially placed into escrow and/or if monies used to fund escrow accounts are released from such escrow accounts, as well as from placed shares issued upon exercise of the 1,400,000 warrants received by the Company in connection with the disposition of AVMC.

      The Company intends to use a significant portion of such net proceeds to seek appropriate merger and acquisition candidates, including those that may or may not compliment the operations of the Film and TV Production division. The Company is currently working with a nationally-recognized investment banking firm to identify appropriate merger and acquisition candidates. This investment banking firm acted as the Company's investment banking advisor in connection with the disposition of AVMC.

Item 2. Description of Property

      Through September 30, 2003, the Company's executive offices were located in approximately 1,000 square feet of shared office space at 7674 West Lake Mead Blvd., Suite 108, Las Vegas, Nevada, 89128. The Company did not pay a monthly rent for use of the premises nor was there an agreement for any future payments. The fair value of this office space arrangement is believed not to be material.

      Effective October 1, 2003, the Company relocated its executive offices to approximately 1,500 square feet of office space at 4735 S. Durango Dr., Suite 105, Las Vegas, Nevada, 89147. The lease agreement provides for a monthly base lease amount of approximately $3,000 and expires on August 31, 2007.

      Through April 2004, YaYa's executive offices were located in approximately 4,600 square feet of office space at 12300 Wilshire Blvd., Suite #400, Los Angeles, California, 90025. The month-to-month lease agreement provided for a monthly lease amount of approximately $11,000. During April 2004, the YaYa employees were relocated to the AVMC administrative offices.

      Through  January  2004,  YaYa  also  had a  satellite  sales  office  with approximately 1,000 square feet of office space located at 333 Hudson Street, Suite #104, New York City, New York, 10013. The New York City office month-to-month lease agreement provided for a monthly lease amount of approximately $3,000. During January 2004, the employees were relocated to the Hypnotic offices.

      At the December 31, 2003 acquisition date, Hypnotic's executive offices were located at 80 South Street, New York, New York, 10038. The lease agreement provided for a monthly base lease amount of approximately $15,000 and expired on April 30, 2004. Upon expiration of this lease, the employees were relocated to the Wellspring executive and administrative offices.

      At the December 31, 2003 acquisition date, Hypnotic's production offices were located at 1520 Cloverfield Blvd., Santa Monica, California, 90404. The lease agreement provided for a monthly base lease amount of approximately
$11,000 and expired on August 31, 2004. Upon expiration of this lease, the employees were relocated to the AVMC administrative offices.

      AVMC's executive offices are located in approximately 3,000 square feet of office space at 1547 18th Street, Santa Monica, California, 90404. The lease agreement, with an inception date of January 20, 2004, provides for a monthly base lease amount of approximately $10,000 and expires on January 20, 2005.

      The AVMC lease agreement for its administrative offices commenced on April 15, 2004. The AVMC administrative offices include two adjoining spaces with approximately 7,500 square feet within each space. The adjoining offices are located at 1819 Colorado Avenue and 1823 Colorado Avenue, Santa Monica, California, 90404. The lease agreement provides for a monthly base lease amount of approximately $31,000, for both spaces, and expires on April 14, 2009. The execution of the lease agreement required the issuance of a $350,000 standby letter of credit. To the extent that the lease agreement is not in default, terms of the standby letter of credit provide for individual decreases of $50,000 on April 1 of 2005, 2006 and 2007. The standby letter of credit is included in other assets, net on the December 31, 2004 consolidated balance sheets.

      Wellspring's executive and operations offices are located on two full floors of a building sited at 419 Park Avenue South, New York, New York, 10016. The lease agreement provides for a monthly base lease amount of approximately $32,000 and expires in April 2008. In addition to executive, in-house counsel, and administrative staffing, these offices also include staffing for the home video, worldwide and cinema divisions.

      Wellspring's   direct  response  offices  are  located  at  5900  Wilshire
Boulevard, Los Angeles, California, 90036. The lease agreement provides for a monthly base lease amount of approximately $3,000 and expires in June 2006.

      As noted previously, effective March 21, 2005, Genius acquired all of the outstanding common stock of AVMC. The AVMC lease obligations for the administrative offices located in Santa Monica, California, the direct response offices located in Los Angeles, California and the Wellspring executive and operations offices located in New York, New York were assumed by the Company. However, Genius may occupy the Wellspring executive and operations offices located in New York, for a transitional period of 90 days, upon reimbursement of the Company's actual monthly rental cost. Failure to vacate the New York offices at the expiration of 90 days will result in Genius being obligated to pay the Company an amount equal to 1.5 times the Company's actual cost under the New York lease.

      In May 1997, the Company acquired approximately 40 acres of undeveloped land in North Las Vegas, Nevada for approximately $3,500,000 in cash. During September 2003, the Company entered into an "Agreement for Purchase and Sale of Real Property and Escrow Instructions" (the "Property Agreement") for the sale of the approximately 40 acres of undeveloped land. The Property Agreement provided for a $7,000,000 purchase price with the Buyer responsible for the real estate broker commission fees. On January 30, 2004, the Company completed the sale for $7,007,000 in cash (excluding legal and consulting costs totaling $33,000). The Company recognized a pre-tax gain of approximately $3,423,000 upon consummation of this land sale transaction.

Item 3. Legal Proceedings

      For a discussion of the Company's litigation with the Table Mountain Tribe see "Item 1. Description of Business - Table Mountain Casino."

      The Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters

Common Stock Prices

      The Company's common stock is traded on The NASDAQ SmallCap Stock Market under the symbol "AVCS."

      The following table sets forth the range of high and low closing bid prices of the Company's common stock for each quarterly period indicated, as derived from reports issued by The NASDAQ SmallCap Market. The prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

Period                                                        High Bid      Low Bid
------                                                        --------      -------
Year Ended July 31, 2003:

         August 1, 2002 - October 31, 2002                    $   1.98     $   1.24
         November 1, 2002 - January 31, 2003                  $   2.00     $   1.37
         February 1, 2003 - April 30, 2003                    $   1.90     $   1.32
         May 1, 2003- July 31, 2003                           $   2.11     $   1.55

Transition Period and Year Ended December 31, 2004:

         August 1, 2003 - October 31, 2003                    $   1.87     $   1.87
         November 1, 2003 - December 31, 2003                 $   2.90     $   2.80
         January 1, 2004 - March 31, 2004                     $   3.34     $   3.10
         April 1, 2004 - June 30, 2004                        $   3.42     $   3.15
         July 1, 2004 - September 30, 2004                    $   2.89     $   2.54
         October 1, 2004 - December 31, 2004                  $   1.81     $   1.76

      On April 21, 2005, the closing sale price per share for the Company's common stock was $1.65.

      The Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, dated April 19, 2005, notifying the Company that its securities will be delisted from The Nasdaq Stock Market at the opening of business on April 28, 2005 unless the Company requested a hearing in accordance with Nasdaq's Marketplace Rules. The stated reason for the delisting was the Company's failure to file the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 in accordance with Nasdaq's Marketplace Rule 43 10(c)(14).

      The Company had previously received a letter, also from the Listing Qualifications Department of The Nasdaq Stock Market, dated April 12, 2005, that advised the Company of Nasdaq's concern that the Company lacked a sustainable on-going business in view of its recently consummated disposition of the American Vantage Media Corporation subsidiary, as disclosed in the Company's Current Report on Form 8-K (Date of Report: March 21, 2005), filed with the Securities and Exchange Commission on March 25, 2005. The April 12, 2005 letter noted that the Company may be deemed by Nasdaq to be a "public shell," which raised potential public interest concerns for Nasdaq and made it necessary for Nasdaq to review the Company's eligibility for continued listing on The Nasdaq Stock Market under Nasdaq's Marketplace Rules 4300 and 4330(a)(3). The April 12, 2005 letter then requested that the Company provide Nasdaq with the Company's specific plan for future operations and compliance with all of Nasdaq's continued listing requirements in accordance with Nasdaq's Marketplace Rule 4330(c).

      A hearing on both matters has been scheduled with a Listing Qualifications Panel of The Nasdaq Stock Market for May 19, 2005.

      A delisting of the Company's common stock from The Nasdaq Stock Market could adversely affect the ability of investors to conduct transactions involving the Company's common stock and the market price of the Company's common stock.

Holders

      On April 21, 2005 there were 863 holders of record of the 5,729,107 shares of the Company's common stock outstanding.

Dividends

      The Company has not paid any cash dividends on its common stock since its incorporation. Management anticipates that in the foreseeable future, earnings, if any, will be retained for use in its business or for other corporate purposes.

Recent Sales of Unregistered Securities

      During December 2004, the Company issued 25,000 shares of its common stock, at a market value of $57,000, based on the quoted market price of the common stock on the date of issuance, to an investment banking firm as consideration for its agreement to act as financial advisor to the Company on various financing matters. The Company believes that the issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

Equity Compensation Plan Information

      The following table sets forth, as of December 31, 2004:

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

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                            (A)                          (B)                           (C)
Plan Category                   Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights              equity compensation plans
                                                                                             (excluding securities
                                                                                            reflected in column (A)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans                   1,114,001                   $2.16                        564,999
approved by security holders

Equity compensation plans not                  25,000                   $1.65                            N/A
approved by security holders

Total                                       1,139,001                   $2.15                        564,999
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

Acquisitions of Common Stock

      Reference is made to the discussion contained in Items 10 and 12 of this Annual Report on Form 10-KSB for information regarding options and restricted stock tentatively accounted for as outstanding in connection with a proposed employment agreement with an executive officer.

Item 6. Management's Discussion and Analysis or Plan of Operation

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in "Item 7. Financial Statements" of this report.

Statement on Forward-Looking Statements

      In addition to historical information, this Annual Report on Form 10-KSB contains certain forward-looking statements. Such statements include expected financial performance and strategic and operations plans concerning the Company, as well as assumptions, expectations, predictions, intentions or beliefs about future events involving the Company, its vendors and customers and other matters. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "project," "expect," "believe," estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to:

             o The success of the Company's business strategies and future plans of operations,

             o    General   economic   conditions   in  the  United  States  and
                  elsewhere, as well as the economic conditions affecting the industries in which the Company's operates,

             o    Dependence on existing management,

             o    Television viewer habits,

             o Demand for the Film and TV Production division's television and film projects,

             o    Trends within the gaming and restaurant industries,

             o    Management's   ability  to  identify  and  acquire  additional
                  companies   and  ability  to   successfully   integrate   such
                  acquirees, if any, into the Company's existing operations,

             o Management's ability to combine the various operations so that they may work together and grow successfully,

             o Changes in federal and state tax laws or the administration of such laws,

             o Ability to dispose of Genius stock acquired in connection with the AVMC transaction, and

             o The other risks detailed elsewhere in this Form 10-KSB and in the Company's other filings with the Securities and Exchange Commission.

      Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report on Form 10-KSB and other Company filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-KSB speak only as of the date hereof. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed above to reflect events or circumstances that may arise after this Form 10-KSB is filed, or that may have an effect on the Company's overall performance or financial position.

Critical Accounting Policies and Estimates

      The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements included in this Annual Report on Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

      Principles of consolidation. The Company, through a wholly-owned subsidiary, has a 49% minority interest in a Restaurant Investee that owns and operates the Border Grill Restaurant in Las Vegas, Nevada. The Company has no management responsibilities in connection with the Restaurant Investee or its operations. As a result, and in accordance with generally accepted accounting principles, the Company excludes the accounts of the Restaurant Investee in reporting its operating results. Rather, the Company records the results of its investment in the Restaurant Investee using the equity method of accounting.

      Inventories. Inventories are stated at the lower of cost or market, with cost being determined using the average cost method. Inventories primarily consist of packaging materials and finished goods that include DVDs and video tapes.

      Allowance for uncollectible accounts receivable. Certain Branded Content and Film and TV Production accounts receivable balances are based on contractual agreements that primarily are with Fortune 1000 companies. The Company does not believe there is any significant risk relating to the collectibility of these accounts receivable that would require an allowance for any estimated losses resulting from the inability of its clients to make required payments. However, the Company does periodically analyze each client account, and, when it becomes aware of a specific client's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the client's overall financial condition, the Company would record a specific provision for uncollectible accounts to reduce the related receivable to the amount that is estimated to be collectible.

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

      With respect to goodwill related to the April 16, 2003 acquisition of the YaYa, LLC assets, the operations of the segment (as part of the Branded Content segment) were discontinued as of December 31, 2004. As a result, management determined that the YaYa goodwill carrying value of $2,939,000 was not recoverable. The loss from impairment is included loss from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2004.

      With respect to goodwill related to the December 31, 2003 acquisition of the Hypnotic operations, a valuation of the carrying value of such goodwill was performed as of December 31, 2004 in conjunction with the annual impairment analysis. As a result of this analysis, management determined that no impairment of the Hypnotic goodwill had occurred. Any future impairment analyses could have an adverse impact on the Company's financial results for the period(s) in which the impairment charges are recorded.

      Intangible assets, such as patents or trademarks, that are determined to have definite lives continue to be amortized over their useful lives and are measured for impairment when events or circumstances indicate that the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Any impairment charges would be classified as other expense within the consolidated statement of operations.

      Revenue recognition. The Company's revenues for the year ended December 31, 2004 were generated by its subsidiary, AVMC. For the year ended December 31, 2004, AVMC revenues were generated from by its two reporting segments, Filmed Entertainment and Film and TV Production. Revenues from advisory services, development of custom software applications and hosting and reporting services previously disclosed as the standalone YaYa operations are included in discontinued operations for the Branded Content segment.

      Filmed Entertainment revenues are generated through its home video, direct response, worldwide sales (television) and theatrical units.

      Filmed Entertainment revenues generated from the home video or direct response sales of DVDs and video tapes, net of an allowance for estimated returns, are generally recognized at the time of shipment.

In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SoP 00-2"). In accordance with SoP 00-2, Filmed Entertainment revenues which are derived from licensing agreements, are recognized when there is persuasive evidence that a licensing arrangement exists, that the film is complete and has been delivered or is available for immediate and unconditional delivery, that the license period has begun and the licensee can begin exploitation or exhibition of the film, the license fee is fixed or determinable, and collection of the license fee is reasonably assured. License fees for Filmed Entertainment are amortized to expense in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current year. Management regularly reviews and revises, when necessary, its total ultimate revenue estimates, which may result in a change in the rate of amortization and/or write-down of all or a portion of the unamortized costs of the film to its fair value. No assurance can be given that unfavorable changes to revenue estimates will not occur, which may result in significant write-downs affecting the Company's results of operations and financial condition. Film advertising and marketing costs are expensed the first time the advertising takes place, unless the advertising is recoupable according to the contract, and then it is recorded as other current assets.

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

      The Film and TV Production revenues primarily are generated from an agreement to provide executive co-producer services for a television series. These revenues are generally recognized when services are provided.

      Cash advances received are recorded as deferred revenue until all the conditions of revenue recognition have been met.

      Intercompany revenues, if any, have been eliminated and are immaterial for separate disclosure.

      Film library amortization. License fees for Filmed Entertainment are amortized to expense in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current year. Management regularly reviews and revises, when necessary, its total ultimate revenue estimates, which may result in a change in the rate of amortization and/or write-down of all or a portion of the unamortized costs of the film to its fair value. Results of operations in future years depend upon the amortization of the film costs. Periodic adjustments in amortization rates may significantly affect these results. No assurance can be given that unfavorable changes to revenue estimates will not occur, which may result in significant write-downs affecting the Company's results of operations and financial condition.

      Capitalized film costs, net. Estimated recoupable costs to prepare film programming, paid on behalf of the licensors, have been classified as capitalized film costs, net in the consolidated balance sheets. Film advertising and marketing costs are expensed the first time the advertising takes place, unless the advertising is recoupable according to the contract, and then it is capitalized to other film costs. Management evaluates recoverability periodically based on revenues generated by the applicable films.

      Income taxes. Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company's judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

      The Company believes it has adequately provided for income tax issues not yet resolved with federal and state tax authorities. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition. See Note 11 - Income taxes.

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

Results of Operations

      Change in Fiscal Year. On February 2, 2004, the Board of Directors of the Company approved a change in the Company's fiscal year ending July 31, subject to Internal Revenue Service ("IRS") approval. The IRS approved the change in fiscal year on April 12, 2004. The Company filed a report for the five-month transition period from November 1, 2003 through December 31, 2003 with the Securities and Exchange Commission on March 18, 2004. The results of operations and cash flows for the transition period August 1, 2003 to December 31, 2003 are also included in this Annual Report on Form 10-KSB. The new fiscal year begins on January 1 and ends on December 31 of each year, effective with the year ending December 31, 2004.

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

      On April 16, 2003, the Company, through its wholly-owned subsidiary YaYa, acquired substantially all of the assets and business and certain of the liabilities of YaYa, LLC. The results of operations for YaYa from April 16, 2003 through December 31, 2004, are included in the consolidated financial statements for the applicable periods.

      Effective January 1, 2004, AVMC combined the YaYa operations and the Hypnotic branded entertainment operations into its Branded Content segment. During December 2004, the Company discontinued its Branded Content segment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the YaYa standalone operating results for Fiscal 2003 and the five months ended December 31, 2003, and the Branded Content operating results for Fiscal 2004 have been retroactively adjusted to account for the Branded Content division as discontinued operations for all periods presented.

      On December 31, 2003, the Company acquired substantially all of the assets and business and certain of the liabilities of Enigma, dba Hypnotic and began operations effective January 1, 2004. Hypnotic has been structured as a wholly-owned subsidiary of AVMC. The results of operations for Hypnotic from January 1, through December 31, 2004 are included in the consolidated financial statements for the twelve months ended December 31, 2004.

      On February 3, 2004, AVMC acquired all of the outstanding common stock of Wellspring and began operating Wellspring effective February 3, 2004. The results of operations for Wellspring from February 3, through December 31, 2004 are included in the consolidated financial statements for the twelve months ended December 31, 2004.

      Effective March 21, 2005, Genius acquired all of the outstanding common stock of AVMC. Related to the transaction, the Company and GNPI also entered into a pledge agreement transferring to the Company certain assets and liabilities held by Hypnotic. The assets transferred to the Company include co-executive producer fees generated from the television series, "The O.C.," but exclude Hypnotic's `back-end' interest in "The O.C." The assets transferred to the Company represent primarily the operations of the TV and Film Production division.

Twelve Months Ended December 31, 2004 ("Fiscal 2004") Compared With the Twelve Months Ended July 31, 2003 ("Fiscal 2003")

      Sales and services. AVMC's revenues are generated from two reporting segments: Filmed Entertainment and Film and TV Production operated through its Wellspring and Hypnotic subsidiaries, respectively. In total, these segments generated revenues of $17,128,000 and $638,000 for Fiscal 2004, respectively, and $0 for Fiscal 2003. The Branded Content segment revenues are included in loss from discontinued operations (net of taxes) for Fiscal 2004 and Fiscal 2003.

      Filmed Entertainment revenues are generated through AVMC's home video, direct response, worldwide sales (television) and theatrical units. The Filmed Entertainment segment, primarily representing assets acquired in the February 3, 2004 Wellspring acquisition, derives revenues in connection with the distribution of world cinema and wellness programming. Accordingly, the segment had no revenues in the 2003 periods. The segment's assets include a film library with approximately 750 titles.

      For the period from February 3, 2004 through December 31, 2004, the home video unit generated revenues totaling $8,798,000. Revenues are generated from home video sales to national retailers.

      For the period from February 3, 2004 through December 31, 2004, the direct response unit generated revenues totaling $5,774,000. Revenues are generated from sales of home videos sold directly to customers through a "The Video Collection" catalog. On a quarterly basis, an expanded catalog is designed, printed and mailed to the unit's customer base. A smaller version of the quarterly catalog is generally mailed on a monthly basis.

      Revenues totaling $1,694,000 were generated from the worldwide sales (television) unit for the February 3, 2004 through December 31, 2004 period. The unit licenses television broadcasting rights primarily in North America, Europe, Asia and Latin America.

      The theatrical unit releases and distributes films to "art houses," which primarily are located in major metropolitan areas. From February 3, 2004 through December 31, 2004, the theatrical unit premiered eleven films in various U.S. cities. For the period from February 3, 2004 through December 31, 2004, the films generated total revenues of $862,000.

      The Film and TV Production segment revenues primarily are generated from an agreement to provide executive co-producer services on a television series. These revenues, totaling $638,000 and $0 for Fiscal 2004 and Fiscal 2003, respectively, are generally recognized in installments as services are provided.

      Cost of sales and services. Fiscal 2004 cost of sales and services, totaling $11,143,000, primarily consisted of royalties fees and amortization of the film library of $2,575,000, inventory costs for the home video and direct response DVD and video tape sales of $2,599,000, film print costs for theatrical releases of $1,908,000, fulfillment costs of $1,221,000, and related internal labor and materials costs associated with providing the Film and TV Production segment services.

      Selling, general and administrative expenses. Selling, general and administrative expenses for Fiscal 2004 increased $13,261,000 or 984.5% from Fiscal 2003. This increase primarily is the result of the December 31, 2003 acquisition of Hypnotic, January 2004 establishment of the AVMC corporate operations, and February 3, 2004 acquisition of Wellspring. From August 1, 2002 through April 15, 2003, the Company had limited operations, only one employee and one consultant, as compared to expanded business operations and approximately 50 employees at December 31, 2004.

      During Fiscal 2004, the Company incurred payroll and payroll-related costs totaling $5,150,000 and $469,000, respectively, as compared to $345,000 and $13,000 for Fiscal 2003. The increased payroll costs primarily reflect the increase in employee staffing resulting from the Hypnotic and Wellspring acquisitions and establishment of AVMC's operations.

      For the period from February 3, 2004 through December 31, 2004, the Film Entertainment's direct response unit incurred catalog design, printing, customer list rental and postage costs totaling $2,001,000. On a quarterly basis, an expanded catalog is designed, printed and mailed to the unit's customer base. A smaller version of the quarterly catalog is generally mailed on a monthly basis.

      Consulting fees for Fiscal 2004 totaled $493,000 compared to $92,000 for Fiscal 2003. From January 1, 2004 through February 28, 2004, the Company's Board Vice-Chairman Stephen K. Bannon received consulting fees of $10,000 per month. From March 1, 2004 through December 31, 2004, Mr. Bannon's consulting fees varied from $15,000 to $29,000 per month for an aggregate total of $277,000. For Fiscal 2003, Mr. Bannon received $60,000 in consulting fees.

      Business and employee-related insurance costs increased from $66,000 for Fiscal 2003 to $606,000 for Fiscal 2004. The $540,000 increase in insurance costs for Fiscal 2004 reflects the acquisitions of the AVMC-group business operations with a related increase in employees and business properties. Business insurance policies cover general liability, directors and officers, property, production, and other liabilities.

      Legal expenses for Fiscal 2004 and Fiscal 2003 totaled $597,000 and $279,000, respectively. Legal fees incurred during Fiscal 2004 and 2003 include monthly legal retainers paid to the Company's SEC and corporate counsels, fees incurred related to sales contracts and fees relating to the Company's legal proceedings with the Table Mountain Tribe. Such legal expenses do not include legal fees related to consummated acquisitions.

      The Company's office rental expense increased from $0 to $920,000 for Fiscal 2004. At December 31, 2004, the Company has rental leases for one location in Las Vegas, Nevada, one location in New York City, New York, one location in Los Angeles, California and two locations in Santa Monica, California at a total annual base rental cost of approximately $840,000.

      In addition, certain general and administrative expenses (i.e., sales commissions, internet charges, telephone, etc.) also increased for Fiscal 2004 due to the YaYa, Hypnotic and Wellspring acquisitions, as well as establishment of the AVMC corporate operations.

Non-operating Income

      On January 30, 2004, the Company completed the sale of approximately 40 acres of undeveloped land owned by the Company and located in North Las Vegas, Nevada. The Company recognized a pre-tax gain of approximately $3,400,000 upon consummation of this land sale transaction.

      Net interest and other (expense) income for the twelve months ended December 31, 2004 totaled $(107,000) as compared to $120,000 for the twelve months ended July 31, 2003. The increase in interest expense was impacted by the issuance of $4,000,000 in secured negotiable and non-negotiable notes issued in connection with the Company's February 3, 2004 acquisition of Wellspring. The notes bear interest at 7% per annum, payable quarterly, and mature on February 3, 2006. Also, in conjunction with the Wellspring acquisition, the Company assumed the Atlantic Line of Credit. The Altantic Line of Credit had an outstanding balance of $2,349,000 at December 31, 2004. The Atlantic Line of Credit has a floating interest rate of 2.75% above Atlantic's prime lending rate (8.0% at December 31, 2004). Further, effective June 30, 2004, the Company arranged with SouthwestUSA a $2,500,000 credit facility. The SouthwestUSA Line of Credit is secured by a certificate of deposit with a stated interest rate of 1.75% and maturity date of June 30, 2005. The SouthwestUSA Line of Credit interest rate is a floating rate of 0.5% above SouthwestUSA's prime lending rate (which was 5.75% at December 31, 2004). At December 31, 2004, the Company had borrowings of $2,300,000 under the SouthwestUSA Line of Credit.

      Non-operating income for the twelve months ended December 31, 2004 includes $317,000 of liabilities, assumed in the December 31, 2003 Hypnotic acquisition, that were subsequently eliminated through contractual renegotiations.

      During Fiscal 2004, the Company recognized a tax benefit of $2,006,000, primarily related to the periods' losses from continuing operations.

Equity in income of unconsolidated investees, net

      Income from the Company's unconsolidated Restaurant Investee ("Border Grill Restaurant") increased from $445,000 in Fiscal 2003 to $588,000 in Fiscal 2004. The Company believes that this increase is primarily due to the January 2003 opening of the Mandalay Bay Hotel and Casino's approximately one million square foot convention center. The Border Grill Restaurant is located in a main traffic area near the Mandalay Bay Hotel and Casino's convention center. The Company has no day-to-day management responsibilities in connection with the Restaurant Investee or its operations. As a result, and in accordance with generally accepted accounting principles, the Company excludes the accounts of the Restaurant Investee in reporting its operating results. Rather, the Company records the results of its investment in the Restaurant Investee using the equity method of accounting. The Company has received all of its initial capital and priority return and now receives distribution from the Restaurant Investee based on its 49% interest.

Loss from discontinued operations (net of taxes)

      As discussed previously, effective January 1, 2004, AVMC combined the YaYa operations and the Hypnotic branded entertainment operations into its Branded Content segment. During December 2004, the Company discontinued its Branded Content segment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the YaYa standalone operating results for Fiscal 2003 and the five months ended December 31, 2003, and the Branded Content operating results for Fiscal 2004 have been retroactively adjusted to account for the Branded Content division as discontinued operations for all periods presented.

      Branded Content sales and services. Branded Content generated revenues of $1,886,000 and $576,000 for Fiscal 2004 and Fiscal 2003. The Branded Content segment revenues are included in loss from discontinued operations (net of taxes) for Fiscal 2004 and Fiscal 2003. For Fiscal 2004, these revenues included $1,282,000 primarily generated from an agreement to develop and provide executive producer services for a new television show featuring the brand of the Company's client; $306,000 generated from web services, licensing and merchandising fees; and advisory and other services performed for various Fortune 1000 companies that generated revenues of $298,000. Fiscal 2003 revenues were generated by YaYa for advisory and other services.

      Revenues from advisory services, development of custom software applications and hosting and reporting services previously disclosed as the standalone YaYa operations were included in the Branded Content segment revenues. Revenues from development and related services obtained in connection with the December 31, 2003 Hypnotic acquisition are also included in Branded Content segment.

      Branded Content cost of sales and services. Fiscal 2004 and Fiscal 2003 cost of sales and services totaling $994,000 and $337,000, respectively, primarily consisted of internal labor costs, consultants and web hosting costs required to generate the Branded Content segment's advisory and other services revenues.

      Branded Content selling, general and administrative expenses. Selling, general and administrative expenses increased from $773,000 for Fiscal 2003 to $1,387,000 for Fiscal 2004 (excluding the $2,939,000 impairment of goodwill as discussed below).

      During Fiscal 2004, the Branded Content segment incurred payroll and payroll-related costs totaling $550,000 and $36,000, respectively, as compared to $422,000 and $42,000 for Fiscal 2003. The increased payroll costs primarily reflect the increase in employee staffing resulting from the Hypnotic acquisition and establishment of AVMC's operations.

      For Fiscal 2004, AVMC paid a consultant $29,000 per month for management services related to its Branded Content segment. The consultant's services were terminated effective November 30, 2004.

      Legal expenses for Fiscal 2004 and Fiscal 2003 totaled $16,000 and $48,000, respectively. Legal fees incurred during Fiscal 2004 and 2003 primarily include fees incurred related to sales contracts and fees.

      During December 2004, the Company's management determined that the YaYa goodwill carrying value of $2,939,000 was not recoverable. The loss from impairment is included in loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2004.

      In addition, certain general and administrative expenses (i.e., insurance, internet charges, telephone, etc.) also increased for Fiscal 2004 due to the YaYa and Hypnotic acquisitions.

Five Months Ended December 31, 2003 Compared With the Five Months Ended December 31, 2002

      Readers are referred to the subsection entitled "Results of Operations - For the Two and Five Months Ended December 31, 2003, Compared With the Two and Five Months Ended December 31, 2002,"of "Item 2. Management's Discussion and Analysis or Plan of Operations" in the Company's Transition Report on Form 10-QSB/A for the five months ended December 31, 2003. The YaYa standalone operating results for the five months ended December 31, 2003 have been retroactively adjusted as loss from discontinued operations (net of tax).

Liquidity and Capital Resources

      As of December 31, 2004, the Company had cash and cash equivalents totaling $1,944,000. The Company also had working capital of $2,963,000 at December 31, 2004, as compared with working capital of $8,714,000 at July 31, 2003. Included in the calculation of the Fiscal 2004 working capital are cash and cash equivalents totaling $1,944,000 and a restricted certificate of deposit in the amount of $2,500,000. The $5,751,000 net decrease in working capital primarily is the result of the following:

       o Net proceeds from the January 30, 2004 sale of the land totaling $7,007,000,

       o Cash consideration and direct acquisition costs totaling $4,165,000 for the February 3, 2004 Wellspring acquisition,

       o An increase in net accounts receivable of $4,192,000 primarily due to the Wellspring acquisition,

       o Acquisition of film library distribution rights and payments for advances totaling $5,756,000 for Fiscal 2004,

       o    An  increase in accounts  payable and accrued  liabilities  totaling
            $6,504,000   primarily  due  to  the  February  3,  2004  Wellspring
            acquisition,

       o Assumption of the Atlantic Bank Line of Credit (in the principal amount of $2,349,000 at December 31, 2004) in connection with the Wellspring acquisition,

       o An increase in current deferred tax assets totaling $4,517,000 which were primarily generated from net operating losses, and

       o A net operating loss from continuing operations totaling $7,985,000 and a net loss from discontinued operations totaling $1,978,000 (net of a tax benefit of $1,523,000). The net loss from discontinued operations includes a charge for impairment of goodwill totaling $2,939,000 relating to the YaYa assets, for Fiscal 2004.

      Net cash used in operating activities was $9,295,000 for Fiscal 2004 as compared to net cash used in operating activities of $443,000 for Fiscal 2003. The increase primarily reflects expanded business operations resulting from the December 2003 Hypnotic acquisition, February 2004 Wellspring acquisition, acquisition of film library distribution rights and payments for film advances.

      Net cash provided by investing activities primarily consists of the January 30, 2004 sale of the land classified on the consolidated balance sheet as "land held for development or sale," cash used for acquisitions and capital distributions from the Restaurant Investee. The net proceeds from the sale of the land (excluding legal and consulting expenses), totaling $7,007,000, were utilized in the Company's operations and in the previously announced strategy of expanding into areas of interest in the gaming, entertainment, media and lifestyle industries through mergers or acquisitions.

      On February 3, 2004, AVMC acquired all of the capital stock of Wellspring. The aggregate purchase price for the shares of Wellspring capital stock was $8,000,000, of which $4,000,000 was paid in cash and $4,000,000 in the form of AVMC secured negotiable and non-negotiable notes. The notes bear interest at 7% per annum, payable quarterly, and mature on February 3, 2006. Cash utilized in the Wellspring acquisition is classified as an investing activity in the consolidated statements of cash flows. As noted below, these notes were assumed by the purchaser of AVMC effective March 21, 2005.

      During Fiscal 2004 and Fiscal 2003, the Company received capital distributions from the Restaurant Investee totaling $1,055,000 and $800,000, respectively. The Operating Agreement of the Restaurant Investee does not provide for guaranteed capital distributions. Therefore, future distributions from the Restaurant Investee are subject to fluctuation.

      Net cash provided by financing activities was $1,850,000 For Fiscal 2004 as compared to $0 for Fiscal 2003. The Fiscal 2004 financing activities includes primarily net borrowings on the Atlantic Line of Credit and the SouthwestUSA Line of Credit. As noted below, the Atlantic Line of Credit was assumed by the purchaser of AVMC effective March 21, 2005. The SouthwestUSA Line of Credit was completely satisfied on April 1, 2005 by the surrender of the certificate of deposit securing the line of credit.

      Effective November 12, 2004 the Company engaged Jefferies & Company, Inc. ("Jefferies"), an international investment banking and institutional securities firm with a focus on emerging growth companies, to provide financial advisory services for the Company in connection with, but not limited to, merger or acquisition activities, strategic partnerships and financing alternatives.

      Effective March 21, 2005, the Company entered into and consummated the transaction contemplated by an Agreement and Plan of Merger ("Agreement"), pursuant to which the Company disposed of all of the outstanding common stock of AVMC to Genius Products, Inc. ("Genius"). The consideration paid for the outstanding shares of AVMC common stock was 7,000,000 shares of Genius common stock and warrants to purchase an additional 1,400,000 shares of Genius common stock. Concurrent with the effectiveness of the Agreement, the Atlantic Line of Credit principal balance of $2,349,000 was paid in full by Genius.

      Of the 7,000,000 shares of GNPI common stock acquired from Genius, 5,675,000 shares are not subject to pledges or other restrictions. As such, the securities will be valued at their then current market value as of the end of each fiscal quarter which could fluctuate between quarters and impact the Company's future results of operations until sold. While the Company believes that it will be successful in its efforts to place the Genius common stock, no assurance can be given as to the amount of proceeds that may be received upon such sale(s).

      The Genius common stock is traded on the over-the-counter bulletin board (OTCBB) under the symbol "GNPI." On April 21, 2005, the closing bid price for the Genius stock was $1.80. Based on the April 21, 2005 closing bid price, placement of the 5,675,000 shares could result in estimated gross proceeds of $10,215,000 to the Company, excluding retail mark-up, mark-down or commission. Other factors that may affect the estimated gross proceeds include, but are not limited to, (i) fluctuation in market prices; or, (ii) Genius entering into another transaction causing dilution to the Genius outstanding stock including the shares held by the Company. As such, the estimated gross proceeds are not necessarily indicative of the actual gross proceeds the Company could receive upon disposition of such 5,675,000 shares of GNPI stock. While the Company believes that it will be successful in its efforts to place the Genius common stock, no assurance can be given as to the amount of proceeds that may be received upon such sale(s).

      The Company intends to fund its future operating costs and merger and acquisition activities from its existing working capital resources and Genius common stock sale proceeds, if any. It is possible that future operations and merger and acquisition opportunities may require additional financing resources. The Company may provide for such requirements with financing from financial institutions and/or the issuance of equity securities. No assurance can be given that such financing will be available on advantageous terms to the Company, or at all.

Long-Term Financial Obligations

      Concurrent with the effectiveness of the Genius Agreement, the AVMC lease obligations for the administrative offices located in Santa Monica, California, the direct response offices located in Los Angeles, California and the Wellspring executive and operations offices located in New York, New York were assumed by the Company. However, Genius may occupy the Wellspring executive and operations offices located in New York, for a transitional period of 90 days, upon reimbursement of the Company's actual monthly rental cost. Failure to vacate the New York offices at the expiration of 90 days will result in Genius being obligated to pay the Company an amount equal to 1.5 times the Company's actual cost under the New York lease.

      In connection with the April 16, 2003 acquisition of the YaYa business, YaYa assumed a $523,000 promissory note payable to certain YaYa partners. Provided that YaYa Media has available cash resources, the promissory note provides for annual interest-only payments commencing on December 31, 2003 through maturity date. The interest rate on the promissory note is 9% per annum with a maturity date of the later of (i) May 1, 2006, or (ii) the first date that YaYa has sufficient cash resources available to repay the balance of the promissory note and all accrued but unpaid interest. During December 2004, AVMC closed its Branded Content division, which included the YaYa business, and terminated the related staff and consulting positions. The promissory note is included as a long-term note payable in the Company's consolidated balance sheet at December 31, 2004. YaYa's only remaining potential source of cash flow, at December 31, 2004, is its 10% equity interest in an unconsolidated investee. However, to-date, the unconsolidated investee has provided no cash distributions to its equity members.

Impact of Inflation

      The Company believes that inflation has not had a material impact on costs and expenses.

Factors That May Affect Future Results

      As noted previously, effective March 21, 2005, Genius acquired all of the outstanding common stock of AVMC. Related to the transaction, the Company and GNPI also entered into a pledge agreement transferring to the Company certain assets and liabilities held by Hypnotic. The assets transferred to the Company encompass the prior Film and TV Production division operations of Hypnotic including co-executive producer fees generated from the television series "The O.C.," but excluded Hypnotic's `back-end' interest in "The O.C." The assets transferred to the Company primarily represent the operations of the TV and Film Production segment including the segment's employees. During Fiscal 2004, the Film and TV Production segment incurred a net operating loss of $720,000. The Film and TV Production segment generates revenues from relatively few contracts. A decline in the size or number of these contracts could adversely affect its future operations. In addition, despite the Company's efforts to increase Film and TV Production segment revenues and/or decrease the segment operating costs, there is no assurance that the Film and TV Production segment will be successful in its efforts to attain profitability in Fiscal 2005.

      Related to the Genius transaction, the AVMC lease obligations for the administrative offices located in Santa Monica, California, the direct response offices located in Los Angeles, California and the Wellspring executive and operations offices located in New York, New York were assumed by the Company. However, Genius may occupy the Wellspring executive and operations offices located in New York, for a transitional period of 90 days, upon reimbursement of the Company's actual monthly rental cost. Failure to vacate the New York offices at the expiration of 90 days will result in Genius being obligated for 1.5 times the Company's actual cost under the New York lease. The total annual base rental cost for all facilities lease obligations is approximately $840,000.

      The Company is holding the 5,675,000 shares of Genius common stock not subject to pledges or other restrictions. As such, the securities will be valued at their then current market value as of the end of each fiscal quarter which could fluctuate between quarters and impact the Company's future results of operations until sold. While the Company believes that it will be successful in its efforts to place the Genius common stock, no assurance can be given as to the amount of proceeds that may be received upon such sale(s).

      The Company's success depends in large part on the continued services of its executive officers and consultants. The loss of such personnel or any key person could have a material adverse impact on the Company's results of operations. Also, operating results may be adversely impacted by the Company's inability to attract and retain highly skilled personnel.

The Post-Disposition of AVMC Operations and Assets of the Company

      AVMC constituted all of the operating assets of the Company for the year ended December 31, 2004. The Company disposed of AVMC to Genius effective March 21, 2005. In connection with such disposition, Genius transferred certain assets and liabilities held by Hypnotic, and certain liabilities of Wellspring, back to the Company.

      The assets of the Company following the disposition of AVMC primarily consist of the following:

o 7,000,000 shares of GNPI stock, of which 5,675,000 are available for placement by the Company;

o The assets of the Film and TV Production division retained by the Company in connection with the disposition of AVMC, which assets generated approximately $638,000 of revenues during the year ended December 31, 2004;

o     Cash and cash equivalents;

o A 49% membership interest in the Restaurant Investee that operates the Border Grill, which generated approximately $558,000 of equity income for the Company and cash distributions of $1,055,000 during the year ended December 31, 2004;

o The Company's ownership of YaYa which holds a 10% interest in Games Media, LLC, a joint venture that promotes video gaming touring festivals, which generated nominal revenues during the year ended December 31, 2004;

o     A claim against the Table Mountain Tribe; and

o Various other assets, including prepaid expenses, furniture and fixtures, and a deferred income tax benefit.

      The liabilities of the Company following the disposition of AVMC primarily consist of the following:

o Contingent liabilities of Hypnotic under its employment agreement with two individuals;

o Liabilities relating to accounts payable of Wellspring assumed by the Company in connection with the disposition of AVMC totaling approximately $1,100,000 (which may be offset by the sale of Wellspring inventory valued at $300,000);

o A contingent liability relating to the Company's guaranty of certain promissory notes of AVMC in the aggregate principal amount of $3,200,000;

o Contingent liabilities relating to the Company's leased premises formerly utilized by AVMC.

o Any tax liability resulting from the placement of the GNPI common stock and warrants that the Company acquired in connection with the disposition of AVMC; and

o Various other liabilities for operating expenses, including office leases, and direct costs associated with the disposition of AVMC and any placement of the GNPI stock.

The listing of the Company's assets and liabilities following the disposition of AVMC set forth above is merely a summary of such assets and liabilities. The Company intends, in accordance with federal securities laws, to file an amendment to the Company's Current Report on Form 8-K (Date of Report: March 21,
2005), filed with the SEC on March 25, 2005, that will include pro forma financial information concerning the Company, giving effect to the disposition of AVMC as of dates to be specified in such pro form a financial information. Readers are urged to review the Form 8-K/A following its filing with the SEC for a complete listing of the Company's assets and liabilities at such specified dates and giving effect to the disposition of AVMC; and the listing of the Company's assets and liabilities following the disposition of AVMC as set forth above is qualified in its entirety to the information that shall be provided in the pro forma financial information to be included in the Form 8-K/A.

      The Company anticipates that the Film and TV Production division assets it retained following the AVMC disposition will derive operating revenues from a number of sources, including:

o Creating and developing content, primarily for television, which will then be marketed to television networks;

o The television network hit "The O.C." was created by Hypnotic and Warner Bros. for the Fox network and is generating monthly production fees for Hypnotic (Genius is only entitled to the "back-end" fee associated with the revenues generated if and when the series is syndicated);

o     The  ability  to  create  television  commercials  for  clients;

o Creates video content, including producing a Yoga exercise video for distribution to retail outlets;

o An overhead arrangement with Sony Pictures which allows Sony to have first refusal on all Hypnotic-created TV content; and

o Association with two employees who have many years of experience in the television and film industries; one was a senior executive with NBC (David Bartis) and the other is a notable film director, with film credits including "The Bourne Identity" and the soon-to-be released film "Mr. and Mrs. Smith," starring Brad Pitt and Angelina Jolie (Douglas Liman).

      The Company received 7,000,000 shares of Genius common stock and warrants to purchase an additional 1,400,000 shares of Genius common stock in connection with the disposition of AVMC to Genius in March 2005. A total of 5,625,000 shares of Genius common stock is currently available for sale by the Company. The closing sale price per share of Genius common stock on April 27, 2005 was $1.82, although the Company believes it will place the Genius common stock in private transactions at a discount to market of no greater than 15%. The Company anticipates receiving proceeds from the placement of such shares of Genius common stock net of fees in connection with such placement, the investment banking fee related to the AVMC sale and monies necessary to fund escrow accounts established in connection with the AVMC disposition. Additional funds will be made available to the Company from placement of shares of Genius common stock initially placed into escrow and/or if monies used to fund escrow accounts are released from such escrow accounts, as well as from placement of shares issued upon exercise of the 1,400,000 warrants received by the Company in connection with the disposition of AVMC.

      The Company intends to use a significant portion of such net proceeds to seek appropriate merger and acquisition candidates including those that may or may not compliment the operations of the Film and TV Production division. The Company is currently working with a nationally-recognized investment banking firm to identify appropriate merger and acquisition candidates. This investment banking firm acted as the Company's investment banking advisor in connection with the disposition of AVMC.

Qualitative and Quantitative Disclosures About Market and Interest Rate Risk

      Except for exceeding insured deposit limits (which deposits totaled approximately $4,112,000 at December 31, 2004), the Company is exposed to minimal market risks as its cash and cash equivalents investment policy allows only short-term, highly-rated securities. The Company does not hold or issue derivatives, derivative commodity instruments or other similar financial instruments, for trading purposes or otherwise. At December 31, 2004, the Company's cash and cash equivalents approximate their fair values due to the short-term nature of these instruments.

      The Atlantic Line of Credit has a floating rate of 2.75% above Atlantic's prime lending rate (which was 8.0% at December 31, 2004). The SouthwestUSA Line of Credit interest rate is a floating rate of 0.5% above SouthwestUSA's prime lending rate (which was 5.75% at December 31, 2004). Based on a hypothetical one-percentage-point increase or decrease in interest rates, annual interest expense would have increased or decreased, respectively, by approximately $46,000. At December 31, 2004 approximately $4,600,000 of the Company's outstanding indebtedness will bear interest at floating rates.

      During  the  next  12  months,   the  Company  may  enter  into  financing
arrangements which would expose it to interest rate risk.

      The Company has guaranteed the obligations arising under certain secured negotiable promissory notes and a secured non-negotiable promissory note of AVMC in the aggregate principal amount of $3,300,000 pursuant to a Guaranty, dated March 18, 2005, with the holders of such promissory notes. The noteholders received their promissory notes in connection with AVMC's acquisition of Wellspring on February 3, 2004. The promissory notes bear interest at 7% per annum, payable quarterly, and mature on February 3, 2006. The promissory notes were guaranteed by Wellspring at the time of their issuance and are secured by all of the assets of Wellspring and a pledge by AVMC of Wellspring's capital stock owned by AVMC. The Wellspring guaranty and AVMC pledge remained in effect following the sale of AVMC to Genius on March 21, 2005. The promissory notes are included in the notes payable balance in the consolidated balance sheets at December 31, 2004.

Item 7. Financial Statements

      The management of the Company is responsible for the information and representations contained in this report. The consolidated financial statements of the Company have been prepared in conformity with the generally accepted accounting principles considered appropriate in the circumstances and include some amounts based on best estimates and judgments. Other financial information in this report is consistent with these financial statements.

      The Audit Committee of the Board of Directors, presently consisting of three independent directors (as such term is applied to Company's whose securities are quoted on The Nasdaq Stock Market) is responsible for the appointment of the independent registered public accounting firm and reviews with the independent registered public accounting firm and management, the scope and the results of the annual audit, the effectiveness of the accounting control system and other matters relating to the financial affairs of the Company as they deem appropriate.

      On February 2, 2004, the Board of Directors of the Company approved a change in the Company's fiscal year ending July 31, subject to Internal Revenue Service ("IRS") approval. The IRS approved such change in fiscal year on April 12, 2004. The new fiscal year begins on January 1 and ends on December 31 of each year, effective with the fiscal year ending December 31, 2004. As such, the following consolidated financial statements include the year ended July 31, 2003, five months ended December 31, 2003 and the year ended December 31, 2004.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Vantage Companies
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of American Vantage Companies and its subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2004 and for the five months ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Vantage Companies and its subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004 and for the five months ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17 to the financial statements, on March 21, 2005, the Company sold all of the outstanding stock of its subsidiary, American Vantage Media Corporation to Genius Products, Inc.

Deloitte & Touche LLP
Las Vegas, Nevada
May 6, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Audit Committee
American Vantage Companies
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of American Vantage Companies and Subsidiaries (the Company) as of July 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended July 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Vantage Companies and its subsidiaries as of July 31, 2003, and the results of their operations and their cash flows for the year ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Las Vegas, Nevada
March 25, 2004

AMERICAN VANTAGE COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                      December 31,         July 31,
                                                                         2004                2003
                                                                      -----------        -----------
ASSETS

Current assets:
      Cash and cash equivalents                                       $ 1,944,000        $ 8,454,000
      Restricted certificate of deposit                                 2,500,000                 --
      Accounts receivable, net, current portion                         4,758,000            767,000
      Inventories                                                       1,311,000                 --
      Deferred income tax asset                                         4,517,000                 --
      Other                                                               311,000            395,000
                                                                      -----------        -----------
                                                                       15,341,000          9,616,000

Film inventory, net                                                     8,218,000                 --
Capitalized film costs, net                                             3,362,000                 --
Furniture and equipment, net                                              346,000            216,000
Accounts receivable, less current portion                                 201,000                 --
Land held for development or sale                                              --          3,544,000
Investments in unconsolidated investees                                   715,000          1,323,000
Deferred income tax asset                                                 921,000            287,000
Goodwill                                                                  574,000          2,926,000
Other, net                                                                492,000             80,000
                                                                      -----------        -----------
                                                                      $30,170,000        $17,992,000
                                                                      ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                $ 5,784,000        $   295,000
      Lines of credit                                                   4,649,000                 --
      Accrued liabilities                                               1,187,000            172,000
      Deferred income tax liability                                            --             33,000
      Customer deposits                                                   363,000            296,000
      Deferred revenue                                                    395,000            106,000
                                                                      -----------        -----------
                                                                       12,378,000            902,000
                                                                      -----------        -----------

Notes payable                                                           4,523,000            523,000
                                                                      -----------        -----------

Stockholders' equity:
      Preferred stock, $.01 par; 10,000,000 shares authorized;
        0 shares issued and outstanding                                        --                 --
      Common stock, $.01 par; 100,000,000 shares authorized;
        5,729,107 and 5,690,667 shares issued and outstanding,
        respectively                                                       57,000             57,000
      Additional paid-in capital                                        5,769,000          4,963,000
      Retained earnings                                                 7,443,000         11,547,000
                                                                      -----------        -----------
                                                                       13,269,000         16,567,000
                                                                      -----------        -----------
                                                                      $30,170,000        $17,992,000
                                                                      ===========        ===========

                 See notes to consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Twelve Mos. Ended    Five Mos. Ended     Twelve Mos. Ended
                                                          December 31, 2004   December 31, 2003       July 31,2003
                                                            ------------         ------------         ------------
Revenues, net
      Home video and direct response sales                  $ 14,572,000         $         --         $         --
      Other sales and services                                 3,194,000                   --                   --
                                                            ------------         ------------         ------------
                                                              17,766,000                   --                   --
Cost of sales and services
      Home video and direct response sales                     7,455,000                   --                   --
      Other sales and services                                 3,688,000                   --                   --
                                                            ------------         ------------         ------------
                                                              11,143,000                   --                   --
                                                            ------------         ------------         ------------
Gross profit                                                   6,623,000                   --                   --
                                                            ------------         ------------         ------------

Selling, general and administrative
      Payroll and payroll-related                              5,619,000              302,000              358,000
      Provision for bad debt                                     744,000                   --                   --
      Depreciation and amortization                              268,000                7,000                9,000
      Other                                                    7,529,000              277,000              629,000
      Related parties                                            448,000              119,000              351,000
                                                            ------------         ------------         ------------
                                                              14,608,000              705,000            1,347,000
                                                            ------------         ------------         ------------
Operating loss                                                (7,985,000)            (705,000)          (1,347,000)
                                                            ------------         ------------         ------------

Non-operating income (expense)
      Interest and other (expense) income, net                  (107,000)             626,000              120,000
      Gain on sale of land                                     3,423,000                   --                   --
                                                            ------------         ------------         ------------
                                                               3,316,000              626,000              120,000
                                                            ------------         ------------         ------------

Loss before income tax benefit                                (4,669,000)             (79,000)          (1,227,000)
Income tax benefit                                             2,006,000               18,000              206,000
Equity in income of unconsolidated investees, net                624,000              122,000              468,000
                                                            ------------         ------------         ------------
Income (loss) from continuing operations                      (2,039,000)              61,000             (553,000)

Loss from discontinued operations (net of tax
      benefit of $1,523,000, $130,000, and $186,000)          (1,978,000)            (148,000)            (362,000)
                                                            ------------         ------------         ------------

Net loss                                                    $ (4,017,000)        $    (87,000)        $   (915,000)
                                                            ============         ============         ============

Net loss per share -- basic and diluted:
      Continuing operations                                 $      (0.35)        $       0.01         $      (0.11)
      Discontinued operations                                      (0.34)               (0.03)               (0.07)
                                                            ------------         ------------         ------------
                                                            $      (0.69)        $      (0.02)        $      (0.18)
                                                            ============         ============         ============

Weighted average number of common shares
    and common share equivalents                               5,755,000            5,691,000            5,106,000
                                                            ============         ============         ============

                 See notes to consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                Common stock                   Additional
                                       -------------------------------           Paid-in            Retained
                                         Shares             Par Value            Capital            Earnings
                                       -----------         -----------         -----------        -----------
Balance, July 31, 2002                   4,865,856         $    49,000         $ 3,324,000        $12,462,000

Issuance of common stock shares            824,811               8,000           1,155,000

Issuance of options                                                                484,000

Net loss                                                                                             (915,000)
                                       -----------         -----------         -----------        -----------

Balance, July 31, 2003                   5,690,667              57,000           4,963,000         11,547,000

Issuance of warrants                                                               750,000

Net loss                                                                                              (87,000)
                                       -----------         -----------         -----------        -----------

Balance, December 31, 2003               5,690,667              57,000           5,713,000         11,460,000

Issuance of common stock shares             25,000                  --              94,000

Exercise of options                         13,440                                 (38,000)

Net loss                                                                                           (4,017,000)
                                       -----------         -----------         -----------        -----------

Balance, December 31, 2004               5,729,107         $    57,000         $ 5,769,000        $ 7,443,000
                                       ===========         ===========         ===========        ===========

                 See notes to consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Twelve Mos. Ended     Five Mos. Ended     Twelve Mos. Ended
                                                                    December 31, 2004    December 31, 2003     July 31, 2003
                                                                    -----------------    -----------------     -------------
Operating activities
       Net cash used in operating activities                            $(9,295,000)        $   (99,000)        $   443,000
                                                                        -----------         -----------         -----------

Investing activities
       Purchase of furniture and equipment                                 (195,000)            (25,000)            (27,000)
       Proceeds from sale of furniture and equipment                             --              10,000                  --
       Proceeds from sale of land                                         7,007,000                  --                  --
       Cash acquired from acquisitions                                       89,000             187,000               9,000
       Cash paid for acquisitions, including other direct costs          (4,179,000)            (97,000)           (207,000)
       Advances to YaYa, LLC                                                     --                  --          (1,110,000)
       Capitalization of YaYa                                                    --                  --              (1,000)
       Purchase certificate of deposit                                   (2,500,000)                 --                  --
       Purchase standby letter of credit                                   (350,000)                 --                  --
       Net proceeds from U.S. treasury bills, at maturity                        --                  --           7,785,000
       Proceeds from notes receivable                                        20,000                  --                  --
       Cash used in discontinued operations                                (186,000)           (177,000)           (798,000)
       Cash distribution from unconsolidated restaurant investee          1,055,000             375,000             800,000
                                                                        -----------         -----------         -----------

       Net cash provided by investing activities                            761,000             273,000           6,451,000
                                                                        -----------         -----------         -----------

Financing activities
       Net borrowings on lines of credit                                  1,850,000                  --                  --
                                                                        -----------         -----------         -----------

       Net cash provided by financing activities                          1,850,000                  --                  --
                                                                        -----------         -----------         -----------

Net (decrease) increase in cash and cash equivalents                     (6,684,000)            174,000           6,894,000

Cash and cash equivalents, at beginning of period                         8,628,000           8,454,000           1,560,000
                                                                        -----------         -----------         -----------

Cash and cash equivalents, at end of period                             $ 1,944,000         $ 8,628,000         $ 8,454,000
                                                                        ===========         ===========         ===========

                 See notes to consolidated financial statements

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of operations and summary of significant accounting policies

      Change in fiscal year end. On February 2, 2004, the Board of Directors of American Vantage Companies approved a change in the Company's fiscal year ending July 31, subject to Internal Revenue Service ("IRS") approval. The IRS approved the change in fiscal year on April 12, 2004. The new fiscal year begins on January 1 and ends on December 31 of each year, effective with the year ending December 31, 2004.

      Nature of business and business activities. Between May 20, 1999 to April 16, 2003, American Vantage Companies and its wholly-owned subsidiaries (collectively, the "Company") did not have significant business operations. On April 16, 2003, the Company acquired substantially all of the assets and business and certain of the liabilities of YaYa, LLC ("YaYa"). YaYa is an "end-to-end" interactive solutions provider, specializing in the creation and provision of advertiser-driven interactive games and marketing solutions. In addition to advertising applications, YaYa creates internet games for its clients to be utilized in employee-training programs and for internal communications solutions. YaYa Media, Inc. ("YaYa Media") is a wholly-owned subsidiary of the Company, formed specifically to acquire the YaYa assets, business and liabilities purchased and to continue YaYa's business and operations.

      On December 31, 2003, the Company, acquired substantially all of the assets and business and certain of the liabilities of Enigma Media, Inc. ("Enigma"), dba Hypnotic ("Hypnotic"), and began operations effective January 1, 2004. Hypnotic has been structured as a wholly-owned subsidiary of American Vantage Media Corporation ("AVMC"), a wholly-owned subsidiary of the Company. Accordingly, no AVMC revenues or expenses are included in the consolidated financial statements for the five months ending December 31, 2003.

      AVMC acquired from Enigma its television, branded content and distribution operations and specific intellectual property, including a short-film library plus an ownership interest in two feature films.

      On February 3, 2004, AVMC acquired all of the outstanding common stock of Wellspring Media, Inc. ("Wellspring"), and began operating Wellspring as of that date. Wellspring is a distributor of world cinema and wellness programming. Wellspring's assets include a film library with approximately 750 titles distributed via its home video, direct response, worldwide sales and theatrical divisions.

      The Company, through a wholly-owned subsidiary, also has a minority interest in an unconsolidated investee (the "Restaurant Investee") that owns and operates a restaurant in a casino hotel located on the Las Vegas "Strip". The Company has no day-to-day management responsibilities in connection with the Restaurant Investee and its operations.

      Through YaYa, the Company has a minority interest in an unconsolidated investee (the "YaYa Investee") that promotes "video game touring festivals." The Company has no day-to-day responsibilities in connection with the YaYa Investee and its operations.

      Effective January 1, 2004, AVMC combined the YaYa operations and the Hypnotic branded entertainment operations into its Branded Content segment.
During December 2004, the Company discontinued its Branded Content segment. Accordingly, the Company's consolidated statements of operations have been retroactively adjusted to account for the Branded Content segment as discontinued operations for all periods presented in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

      Effective March 21, 2005, the Company sold all of the outstanding common stock of AVMC to Genius Products, Inc. ("Genius" or "GNPI"). See Note 17 - Subsequent events.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Principles of consolidation. The consolidated financial statements include the accounts of American Vantage Companies and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      The Company excludes the accounts of the Restaurant Investee and instead records its investment using the equity method of accounting (based on its equity in the Restaurant Investee's net assets, which is 49% and the terms of the Restaurant Investee's operating agreement).

      The Company also excludes the accounts of its YaYa Investee and instead records its investment using the equity method of accounting based on its equity in the YaYa Investee's net assets, which is 10% at December 31, 2004 and 36% at December 31, 2003 and July 31, 2003.

      Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosures, some of which may require revision in future periods. Actual results could differ from those estimates.

      Cash equivalents. The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents. These primarily include money market funds.

      Concentration of credit risk. The Company is subject to concentrations of credit risk associated with cash and cash equivalents and accounts receivable. The Company places cash and cash equivalents with financial institutions with investment grade credit ratings. The financial institutions are FDIC insured on amounts up to $100,000. In aggregate, such insured limits are exceeded by $1,155,000 and $8,300,000, at December 31, 2004 and July 31, 2003, respectively.

      No customer accounted for 10% or more of the Company's net revenues for the year ended December 31, 2004, five months ended December 31, 2003 or the year ended July 31, 2003.

      Revenue recognition. The Company's revenues for the year ended December 31, 2004 were generated by its subsidiary, AVMC. For the year ended December 31, 2004, AVMC revenues were generated by its two reporting segments: Filmed Entertainment and Film and TV Production. Revenues from advisory services, development of custom software applications and hosting and reporting services previously disclosed as the standalone YaYa subsidiary's operations are included in discontinued operations for the Branded Content segment.

      Filmed Entertainment revenues are generated through its home video, direct response, worldwide sales (television) and theatrical units.

      Filmed Entertainment revenues generated from the home video or direct response sales of DVDs and video tapes, net of an allowance for estimated returns totaling $350,000 which is included in accounts receivable, net in the December 31, 2004 consolidated balance sheet, are generally recognized at the time of shipment.

      In accordance with Statement of Position 00-2, "Accounting by Producers or Distributors of Films", Filmed Entertainment revenues which are derived from licensing agreements, are recognized when there is persuasive evidence that a licensing arrangement exists, that the film is complete and has been delivered or is available for immediate and unconditional delivery, that the license period has begun and the licensee can begin exploitation or exhibition of the film, the license fee is fixed or determinable and collection of the license fee is reasonably assured. License fees for Filmed Entertainment are amortized to expense in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current year. Management regularly reviews and revises, when necessary, its total ultimate revenue estimates, which may result in a change in the rate of amortization and/or write-down of all or a portion of the unamortized costs of the film to its fair value. No assurance can be given that unfavorable changes to revenue estimates will not occur, which

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

may result in significant write-downs affecting the Company's results of operations and financial condition. Film advertising and marketing costs are expensed the first time the advertising takes place, unless the advertising is recoupable according to the contract, and then it is recorded as other current assets.

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

      The Film and TV Production revenues primarily are generated from an agreement to provide executive co-producer services for a television series. These revenues are generally recognized as services are provided.

      Cash advances received are recorded as deferred revenue until all the conditions of revenue recognition have been met.

      Revenues for the five months ended December 31, 2003 and the year ended July 31, 2003 were entirely derived from YaYa Media operations, consist of licensing, advisory services and games hosting and reporting. See discussion above concerning treatment of Branded Content revenues and Note 3 - Discontinued operations.

      Net revenues represent sales to external customers. Intercompany revenues, if any, have been eliminated and are immaterial for separate disclosure.

      Film library amortization. License fees for Filmed Entertainment are amortized to expense in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current year. Management regularly reviews and revises, when necessary, its total ultimate revenue estimates, which may result in a change in the rate of amortization and/or write-down of all or a portion of the unamortized costs of the film to its fair value. Results of operations in future years depend upon the amortization of the film costs. Periodic adjustments in amortization rates may significantly affect these results. No assurance can be given that unfavorable changes to revenue estimates will not occur, which may result in significant write-downs affecting the Company's results of operations and financial condition.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Capitalized film costs, net. Estimated recoupable costs to prepare film programming, paid on behalf of the licensors, have been classified as capitalized film costs, net in the consolidated balance sheets. Film advertising and marketing costs are expensed the first time the advertising takes place, unless the advertising is recoupable according to the contract, and then it is capitalized to other film costs. Management evaluates recoverability periodically based on revenues generated by the applicable films.

      Allowance for uncollectible accounts receivable. Certain Branded Content and Film and TV Production accounts receivable balances are based on contractual agreements that primarily are with Fortune 1000 companies. The Company does not believe there is any significant risk relating to the collectibility of these accounts receivable that would require an allowance for any estimated losses resulting from the inability of its clients to make required payments. However, the Company does periodically analyze each client account, and, when it becomes aware of a specific client's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the client's overall financial condition, the Company would record a specific provision for uncollectible accounts to reduce the related receivable to the amount that is estimated to be collectible.

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

      Inventories. Inventories are stated at the lower of cost or market, with cost being determined using the average cost method. Inventories primarily consist of packaging materials and finished goods that include DVDs and video tapes.

      Furniture and equipment, net. Direct furniture and equipment purchases are recorded at cost. Furniture and equipment obtained through acquisition activities are recorded at the estimated fair market value on date of acquisition. Depreciation for financial reporting purposes is determined on a straight-line basis primarily over three to seven years.

      Land held for development or sale. At July 31, 2003, land held for development or sale consisted of approximately 40 acres of undeveloped land in North Las Vegas, Nevada, that was valued at the lower of cost or estimated fair value less costs to sell.

      On January 30, 2004, a wholly-owned subsidiary of the Company completed the sale of the approximately 40 acres of undeveloped land for $7,007,000 in cash (excluding legal and consulting costs).

      The Company recognized a pre-tax gain of approximately $3,423,000 upon consummation of this land sale transaction.

      Goodwill. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), goodwill and intangible assets with indefinite lives are no longer being amortized but instead are evaluated for impairment periodically, or when events indicate that an impairment could exist. As required by SFAS 142, in the Company's impairment test of goodwill, the fair value of the applicable reporting unit is compared to its carrying value. If the carrying value of the reporting unit exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of goodwill over its estimated fair value.

      At December 31, 2004, the Company's goodwill related to the December 31, 2003 acquisition of the Hypnotic operations totaled $574,000. At September 30, 2004, the goodwill related to the April 16, 2003 acquisition of the YaYa operations totaled $2,939,000. With respect to goodwill related to the YaYa, LLC assets, the operations of the Branded Content segment were discontinued as of December 31, 2004. As a result, and in

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

connection with the preparation of the December 31, 2004 financial statements, management determined that the YaYa goodwill carrying value of $2,939,000 was not recoverable. The loss from impairment is included in loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2004. No impairment test of goodwill was performed at July 31, 2003 given the three and a half month YaYa operating period.

      Stock-based compensation. The Company accounts for stock-based employee compensation (see Note 10 - Stockholders' equity) using the intrinsic value method in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Historically, the Company has granted stock options to its employees with an exercise price equal to the market value at the date of grant and, accordingly, no compensation expense is recognized.

      Under the intrinsic value method, no compensation cost has been recognized for employee stock-based compensation under the applicable circumstances. Had the Company used the fair value-based method of accounting and recognized compensation expense as provided for in Statement of Financial Accounting Standards No. 123, Stock-Based Compensation, the net loss and net loss per share for the following periods would have been as follows:

                                                           Twelve Months        Five Months         Twelve Months
                                                               Ended              Ended                Ended
                                                            December 31,        December 31,          July 31,
                                                               2004                2003                2003
                                                            -----------         -----------         -----------
                                                            (unaudited)         (unaudited)         (unaudited)
Net loss, as reported                                       $(4,017,000)        $   (87,000)        $  (915,000)
    Deduct:  Total stock-based employee compensation
    expense determined under fair value based method           (566,000)            (14,000)           (104,000)
                                                            -----------         -----------         -----------

Pro forma net loss                                          $(4,583,000)        $  (101,000)        $(1,019,000)
                                                            ===========         ===========         ===========

Pro forma net loss per share -- basic and diluted           $     (0.80)        $     (0.02)        $     (0.20)
                                                            ===========         ===========         ===========

      The weighted-average grant-date fair value of the options granted was $3.73, $2.80 and $1.37 per option for the twelve months ended December 31, 2004, five months ended December 31, 2003 and the twelve months ended July 31, 2003, respectively.

      The weighted-average grant-date fair value of each non-employee award and the pro forma presentation for employee stock-based compensation was determined by using the Black-Scholes option pricing model and the following key assumptions:

                                            Twelve Months         Five Months         Twelve Months
                                                Ended                Ended                Ended
                                          December 31, 2004    December 31, 2003      July 31, 2003
                                          -----------------    -----------------      -------------
Expected stock price volatility               138% - 140%            140%               144% - 146%
Expected option lives (years)                    10                   10                   10
Expected dividend yield                           0                    0                    0
Risk-free interest rates                        4.5%                 1.3%                 1.3%

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Net loss per common share. The computation of basic and diluted loss per common share is based on the weighted average number of common shares outstanding. Options and warrants to purchase 1,114,000 and 1,025,000 shares, respectively, of common stock at December 31, 2004, 997,000 and 1,025,000 shares, respectively, of common stock at December 31, 2003, and 737,000 and 25,000 shares, respectively, of common stock at July 31, 2003, were not included in the computation of basic and diluted loss per common share because the effect would be anti-dilutive.

      Advertising expense. Advertising expense includes the costs associated with the production of advertisements and the communication of those advertisements. Advertising costs are expensed as incurred in accordance with SOP 93-7 "Reporting on Advertising Costs." Advertising expense from continuing operations totaled $1,458,000, $0 and $0, respectively, for the twelve months ended December 31, 2004, five months ended December 31, 2003 and the twelve months ended July 31, 2003.

      Income taxes. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company's judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

      Reclassifications. Certain amounts as previously reported for the December 31, 2003 and July 31, 2003 periods have been reclassified to conform to the current year presentation.

      New accounting pronouncements. In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46"), clarifying FIN 46 and exempting certain entities from the provision of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of variable interest entities for periods ending after March 15, 2004. FIN 46R addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. At December 31, 2004, the requirements of FIN46R had no impact on the Company's financial position, results of operations or cash flows.

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion 25 and generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

      The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled as January 1, 2006. The Company is also required to use either the "modified prospective method" or the "modified retrospective method." Under the modified prospective method, the Company must recognize compensation cost for all awards granted after adoption of the standard and for the unvested portion of previously-granted awards that are outstanding on that date.

      Under the modified retrospective method, the Company must restate its previously-issued financial statements to recognize the amounts previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. See Note 10 - Stockholders' equity.

      Under both methods, the Company is permitted to use either a straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

      The Company has not yet determined: (1) whether it will elect early adoption; (2) if it elects early adoption, at what date; (3) whether the Company will use the modified prospective method or elect to use the modified retrospective method; and, (4) whether the Company will elect to use straight-line amortization or an accelerated method. Additionally, the Company cannot predict with reasonable certainty the number of options that will be unvested and outstanding on January 1, 2006.

      Accordingly, the Company cannot currently quantify with precision the effect that this standard will have on its financial position or results of operations in the future, except that the Company probably will recognize a greater expense for any awards that may be granted in the future than under current guidance.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets" ("SFAS No. 153"). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes that its adoption will not have any significant impact on the Company's financial position, results of operations or cash flows.

Note 2 - Acquisitions

      On February 3, 2004, AVMC acquired all of the outstanding common stock of Wellspring and began operating Wellspring as of that date. The aggregate purchase price for the outstanding shares of Wellspring common stock was $8,000,000, of which $4,000,000 was paid in cash and $4,000,000 in the form of secured negotiable promissory notes and a secured non-negotiable promissory note.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      AVMC acquired from Wellspring its approximately 750-title film library and
its  home  video,  direct  response,   worldwide   distribution  and  theatrical
divisions.

      In conjunction with the Wellspring acquisition, an independent third-party appraised the Wellspring film library at $12,790,000. The following table summarizes the estimated fair value of Wellspring's assets and liabilities at December 31, 2004, and calculates the resulting `negative goodwill' balance. Negative goodwill was allocated pro rata to the acquired film library and fixed assets:

Purchase price:
         Issuance of promissory notes                                                $  4,000,000
         Cash paid for acquisition                                                      4,000,000

Acquisition direct costs:
         Issuance of common stock options as investment banking fee                       235,000
         Legal, accounting and other miscellaneous direct acquisition costs               165,000
                                                                                     ------------
Total purchase price and direct costs                                                   8,400,000
                                                                                     ------------

Fair value of Wellspring's assets and liabilities:
         Assets
              Film library                                                             12,790,000
              Capitalized film costs                                                    2,100,000
              Furniture and equipment                                                     344,000
              Deferred income tax asset                                                 1,506,000
              Other assets                                                                193,000
              Current assets (including $4,360,000 in accounts receivable)              6,173,000
                                                                                     ------------
                                                                                       23,106,000
                                                                                     ------------

         Liabilities
              Line of credit                                                            2,799,000
              Current liabilities                                                       4,426,000
                                                                                     ------------
                                                                                        7,225,000

                                                                                     ------------
Fair value of identifiable net assets acquired                                         15,881,000
                                                                                     ------------

Negative goodwill                                                                    $ (7,481,000)
                                                                                     ============


            Consideration paid in acquiring the Hypnotic assets, business and liabilities consisted of the issuance of 1,000,000 warrants (each, an "Enigma Warrant") to Enigma. Each Enigma Warrant, which was valued at $0.75 per Enigma Warrant, grants its holder the right to purchase one share of the Company's common stock, par value $0.01 per share, at an exercise price of $5.00 per share, at any time on or before December 31, 2013. The terms of the Enigma Warrants were the result of arm's-length negotiations between the Company and Enigma.

            The  following   table   summarizes  the  estimated  fair  value  of
Hypnotic's assets and liabilities at December 31, 2004, and calculates the resulting goodwill balance:

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase price:
         Issuance of 1,000,000 warrants for shares of the Company's common stock          $  750,000
Acquisition direct costs:
         Issuance of common stock options as investment banking fee                           30,000
         Legal, accounting and other miscellaneous direct acquisition costs                  111,000
                                                                                          ----------
Total purchase price and direct costs                                                        891,000
                                                                                          ----------

Fair value of Hypnotic's assets and liabilities:
         Assets
              Film inventory                                                                 657,000
              Furniture and equipment                                                        185,000
              Other assets (including $25,000 in identifiable intangibles)                   163,000
              Current assets (including $806,000 in accounts receivable)                   1,104,000
                                                                                          ----------
                                                                                           2,109,000
                                                                                          ----------

         Liabilities
              Film production liabilities                                                    612,000
              Deferred revenue                                                               585,000
              Current liabilities                                                            595,000
                                                                                          ----------
                                                                                           1,792,000
                                                                                          ----------
Fair value of identifiable net assets acquired                                               317,000
                                                                                          ----------

Goodwill                                                                                  $  574,000
                                                                                          ==========

      Consideration paid in acquiring the YaYa, LLC assets, business and liabilities consisted of 824,811 shares of the Company's common stock and the assumption of liabilities totaling approximately $2,500,000, including loans aggregating $1,110,000 in principal amount made by the Company to YaYa, LLC in December 2002 and March 2003. The 824,811 shares of Company common stock were valued at $1.41 per share based on the closing price of the Company's common stock on April 16, 2003. Prior to December 31, 2004, the Company allocated the estimated fair value of YaYa's assets and liabilities, and calculated the resulting goodwill balance of $2,939,000.

      Effective January 1, 2004, AVMC combined the YaYa operations and the Hypnotic branded entertainment operations into its Branded Content segment. During December 2004, the Company discontinued its Branded Content segment. As a result, and in connection with the preparation of the December 31, 2004 financial statements, management determined that the YaYa goodwill carrying value of $2,939,000 was not recoverable. The loss from impairment is included in loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2004.

      The following unaudited pro forma information represents the results of operations of the Company as if the Wellspring, Hypnotic and YaYa acquisitions had occurred at August 1, 2002 after giving pro forma effect to elimination of various positions, increases in certain salaries, increased income tax benefits and discontinued operations from the Branded Content segment:

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       Twelve Months          Five Months           Twelve Months
                                                          Ended                  Ended                  Ended
                                                       December 31,           December 31,             July 31,
                                                           2004                   2003                   2003
                                                       ------------           ------------           ------------
                                                        (unaudited)            (unaudited)            (unaudited)
Revenues, net                                          $ 21,368,000           $ 13,184,000           $ 29,243,000
                                                       ============           ============           ============

Net loss                                               $ (6,813,000)          $ (1,626,000)          $ (6,376,000)
                                                       ============           ============           ============

Net loss per common share - basic and diluted          $      (1.18)          $      (0.29)          $      (1.25)
                                                       ============           ============           ============

      The unaudited pro forma information does not purport to be indicative of the results that would actually have been achieved had the acquisitions occurred as of the date of the periods indicated or that may be obtained in the future.

Note 3 - Discontinued operations

      Effective January 1, 2004, AVMC combined the YaYa operations and the Hypnotic branded entertainment operations into its Branded Content segment.
During December 2004, the Company discontinued its Branded Content segment. Accordingly, the Company's consolidated statements of operations have been retroactively adjusted to account for the Branded Content segment as discontinued operations for all periods presented in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

      Loss from discontinued operations for the Branded Content segment consists of the following:

                                            Twelve Months          Five Months          Twelve Months
                                                Ended                 Ended                 Ended
                                          December 31, 2004     December 31, 2003       July 31,2003
                                             -----------           -----------           -----------
Revenues                                     $ 1,886,000           $   953,000           $   576,000
Cost of sales and services                       994,000               334,000               337,000
                                             -----------           -----------           -----------

Gross profit                                     892,000               619,000               239,000
                                             -----------           -----------           -----------

Selling, general and administrative            4,326,000               832,000               773,000
Non-operating income (expense)                   (67,000)              (65,000)              (14,000)
Income tax benefit                             1,523,000               130,000               186,000
                                             -----------           -----------           -----------

Loss from discontinued operations            $(1,978,000)          $  (148,000)          $  (362,000)
                                             ===========           ===========           ===========


      Selling, general and administrative expenses include the loss on impairment of YaYa goodwill of $2,939,000 for the twelve months ended December 31, 2004. No balance sheet accounts were affected by the discontinued operations for the Branded Content segment.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Accounts receivable, net

      Accounts receivables, net consist of:


                                                           December 31,           July 31,
                                                               2004                  2003
                                                           -----------           -----------
Gross accounts receivable                                  $ 6,272,000           $   833,000
Less allowances for doubtful accounts and returns           (1,313,000)              (66,000)
                                                           -----------           -----------

Total accounts and other receivables, net                    4,959,000               767,000
Less long-term portion                                        (201,000)                   --
                                                           -----------           -----------

Total accounts receivable, net, current portion            $ 4,758,000           $   767,000
                                                           ===========           ===========

      Bad debt expense of $898,000 (including $154,000 generated from the Branded Content segment included in the loss from discontinued operations on the Company's consolidated statements of operations), $0, and $0 were recorded for the twelve months ended December 31, 2004, five months ended December 31, 2003 and the twelve months ended July 31, 2003, respectively. Sales returns expense of $1,736,000, $0, and $0 were recorded as an offset against gross revenues for the twelve months ended December 31, 2004, five months ended December 31, 2003 and the twelve months ended July 31, 2003, respectively.

Note 5 - Film inventory, net

                                       December 31, 2004                              July 31, 2003
                             ------------------------------------          ------------------------------------
                             Gross Carrying          Accumulated           Gross Carrying          Accumulated
                                Amount               Amortization              Amount              Amortization
                             -------------          -------------          -------------          -------------
Film inventory, net          $  10,657,000          $   2,439,000          $          --          $          --
                             =============          =============          =============          =============


      The aggregate film inventory amortization expense for the twelve months ended December 31, 2004 was $2,439,000, as compared to $0 expense for the five months ended December 31, 2003 and the twelve months ended July 31, 2003.

      The film inventory is amortized over a period ranging primarily from five to seven years. At December 31, 2004 and July 31, 2003, the film inventory has unamortized costs of $8,218,000 and $0.

      The Company estimates approximately 20% of its film library, net of accumulated amortization will be amortized during the one-year period ending December 31, 2005. At December 31, 2004, the film library represents films that have been released or are available for release. No films are in production, in development or preproduction.

      The Company also estimates 53% of its unamortized film costs for released films, excluding acquired film libraries, will be amortized during the three-year period ending December 31, 2007. Amortization of at least 80% of the film costs for released films, excluding acquired film libraries, is estimated to occur in 2014.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Furniture and equipment, net

                                                       December 31,         July 31,
                                                           2004                2003
                                                        ---------           ---------
Computer equipment                                      $ 604,000           $ 225,000
Furniture and fixtures                                    107,000              35,000
Office equipment                                           57,000              31,000
Production equipment                                       21,000                  --
Leasehold improvements                                     56,000                  --
                                                        ---------           ---------

                                                          845,000             291,000
Less accumulated depreciation and amortization           (499,000)            (75,000)
                                                        ---------           ---------

                                                        $ 346,000           $ 216,000
                                                        =========           =========

      The aggregate depreciation and amortization expense for the twelve months ended December 31, 2004 was $291,000 (including $44,000 generated from the Branded Content segment included in the loss from discontinued operations on the Company's consolidated statements of operations), as compared to $32,000 expense for the five months ended December 31, 2003 and $39,000 for the twelve months ended July 31, 2003.

Note 7 - Investments in unconsolidated investees

      The Company, through a wholly owned subsidiary, has a 49% minority interest in an unconsolidated investee that owns and operates a restaurant in a casino hotel located on the Las Vegas "Strip." The Company has no day-to-day management responsibilities in connection with the Restaurant Investee and the Restaurant Investee's operations. The Company excludes the accounts of the Restaurant Investee and instead records its investment using the equity method of accounting, as adjusted to reflect the terms of the Restaurant Investee's operating agreement regarding allocation of profits and losses among the Restaurant Investee's members.

      The following summarizes the condensed balance sheet at December 31, 2004, and the statement of operations for the twelve months ended December 31, 2004 of the Restaurant Investee:

                   Assets                          $1,496,000
                   Liabilities                        473,000
                                                   ----------

                   Members' capital                $1,023,000
                                                   ==========

                   Revenues                        $7,634,000
                   Expenses                         6,424,000
                                                   ----------

                   Income from operations          $1,210,000
                                                   ==========

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following summarizes the condensed balance sheet at December 31, 2003, and the statement of operations for the five months ended December 31, 2003 of the Restaurant Investee:


                   Assets                          $1,670,000
                   Liabilities                        316,000
                                                   ----------

                   Members' capital                $1,354,000
                                                   ==========

                   Revenues                        $2,344,000
                   Expenses                         2,080,000
                                                   ----------

                   Income from operations          $  264,000
                                                   ==========

      The following summarizes the condensed balance sheet at July 31, 2003 and the statement of operations for the twelve months ended July 31, 2003 of the Restaurant Investee:

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
                                                   ==========

      In addition, as a result of the YaYa, LLC asset acquisition, the Company, through YaYa, obtained a non-controlling interest (10% at December 31, 2004 and 36% at December 31, 2003 and July 31, 2003) in an unconsolidated investee that has entered into an in-substance joint venture arrangement to create a promotional event called a video game touring festival. The Company has no capital requirement in connection with this joint venture and is not obligated to provide future financing of the activities. If, after good faith efforts by the members, there are insufficient corporate sponsors to cover all costs and expenses of staging the initial event, the joint venture shall dissolve and liquidate, unless the members agree to the contrary.

      The following summarizes the condensed balance sheet at December 31, 2004 and the statement of operations for the twelve months ended December 31, 2004 (unaudited) of the YaYa Investee:

                   Assets                          $  480,000
                   Liabilities                         82,000
                                                   ----------

                   Members' capital                $  398,000
                                                   ==========


                   Revenues                        $2,312,000
                   Expenses                         1,942,000
                                                   ----------

                   Income from operations          $  370,000
                                                   ==========

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following summarizes the condensed balance sheet at December 31, 2003 and the statement of operations for the five months ended December 31, 2003 (unaudited) of the YaYa Investee:

                     Assets                        $ 26,000
                     Liabilities                    131,000
                                                   --------

                     Members' deficit              $105,000
                                                   ========

                     Revenues                      $226,000
                     Expenses                       272,000
                                                   --------

                     Loss from operations          $ 46,000
                                                   ========

      The following summarizes the condensed balance sheet at July 31, 2003 and the statement of operations from April 16, 2003 (date of acquisition) through July 31, 2003 (unaudited) of the YaYa Investee:

                    Assets                          $ 38,000
                    Liabilities                       97,000
                                                    --------

                    Members' deficit                $ 59,000
                                                    ========


                    Revenues                        $145,000
                    Expenses                         101,000
                                                    --------

                    Income from operations          $ 44,000
                                                    ========


Note 8 - Lines of credit

      In conjunction with the February 3, 2004 Wellspring acquisition, the Company assumed a Revolving Line of Credit arrangement ("Atlantic Line of Credit") with Atlantic Bank of New York ("Atlantic"). The Atlantic Line of Credit, originally was to expire on May 1, 2004. The Atlantic Line of Credit was extended to February 15, 2005. The Atlantic Line of Credit provided for a $4,500,000 credit facility and is secured by substantially all of the assets of Wellspring. The interest rate is a floating rate of 2.75% above Atlantic's prime lending rate (which was 8.0% at December 31, 2004). To the extent that the borrowing base (defined in the Atlantic Line of Credit as the sum of 50% of eligible accounts receivable, 70% of wholesale inventories and 30% of retail inventories) is below the $4,500,000 maximum, the Atlantic Line of Credit is limited to the borrowing base. At December 31, 2004, the Company had an outstanding principal balance of $2,349,000 under the Atlantic Line of Credit. There is no further availability of funds under the Atlantic Line of Credit.

      Effective June 30, 2004, the Company arranged with SouthwestUSA Bank ("SouthwestUSA") a $2,500,000 credit facility (the "SouthwestUSA Line of Credit"). The SouthwestUSA Line of Credit is secured by a certificate of deposit in the principal amount of $2,500,000. This certificate of deposit has a stated interest rate of 1.75% and maturity date of June 30, 2005. The SouthwestUSA Line of Credit interest rate is a floating rate of 0.5% above SouthwestUSA's prime lending rate (which was 5.75% at December 31, 2004). At December 31, 2004, the Company had an outstanding principal balance of $2,300,000 under the SouthwestUSA Line of Credit. Jeanne Hood, a director of the Company, is a director of SouthwestUSA.

      See Note 17 -- Subsequent events concerning repayment of the Atlantic Line of Credit and the SouthwestUSA Line of Credit.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Notes payable

      The aggregate purchase price for the shares of Wellspring capital stock included the issuance of $4,000,000 of secured negotiable notes and a secured non-negotiable note. The notes bear interest at 7% per annum, are payable quarterly, and mature on February 3, 2006. The notes are guaranteed by Wellspring and are secured by a junior line on all of the assets of Wellspring and a pledge of Wellspring's capital stock by AVMC. The liens are subordinate to the rights of Atlantic.

      See Note 17 -- Subsequent events concerning the sale of AVMC and its subsidiaries.

      From the April 16, 2003 acquisition of the YaYa business, the Company assumed a $523,000 promissory note payable to certain YaYa partners. Provided that YaYa Media has available cash resources, the promissory note provides for annual interest-only payments commencing on December 31, 2003 through maturity date. The interest rate on the promissory note is 9% with a maturity date of the later of (i) May 1, 2006, or (ii) the first date that YaYa Media has sufficient cash available to repay the balance of the promissory note and all accrued but previously unpaid interest. YaYa's only remaining potential source of cash flow, at December 31, 2004, is its 10% equity interest in an unconsolidated investee. However, to-date, the unconsolidated investee has provided no cash distributions to its equity members.

Note 10 - Stockholders' equity

      Preferred stock. The Board of Directors has authority, without additional stockholder approval, to issue up to 10,000,000 shares of preferred stock and to set the various terms including, without limitation, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences. Conversion rights associated with a future issuance of preferred stock could dilute the interest of the holders of common stock. Voting rights and liquidation preferences could also be senior to the rights and preferences of the common stockholders.

      Common stock. Effective July 18, 2003, the Company's stockholders ratified an increase in the Company's authorized common stock from 10,000,000 to 100,000,000 shares.

      In February 2004, 13,440 shares of the Company's common stock were issued to a former employee as a result of options exercised.

      In December 2004, the Company issued 25,000 shares of the Company's common stock to retain the services of Jefferies & Co., Inc. to act as financial advisor to the Company in various financing matters.

      In connection with the April 16, 2003 asset acquisition agreement between YaYa, LLC, YaYa and the Company, the Company issued to YaYa, LLC 824,811 shares of Company common stock valued at $1.41 per share, based on the closing price of Company common stock on April 16, 2003. The agreement provided for the Company's right to repurchase the 824,811 shares of common stock issued as the acquisition consideration. This right was exercisable in the Company's sole discretion if YaYa failed to produce net income (determined without giving effect to any interest charges on the Company's prior loans to YaYa) for the period commencing on April 16, 2003 and terminating on April 30, 2004. The right was exercisable at an aggregate purchase price of $1,155,000. During August 2004, the Company determined that it would not repurchase the 824,811 shares of common stock issued to YaYa, LLC.

      YaYa, LLC and the Company also entered into a Voting Agreement, dated as of April 16, 2003. This agreement provides that YaYa, LLC will vote all of the shares of the Company's common stock that it owns, including the 824,811 shares YaYa acquired in the acquisition transaction, as directed by the Company's board of

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

directors, except in connection with any (a) tender offer by a party other than YaYa, LLC or an affiliate of YaYa, LLC, (b) transaction which is subject to Rule 13e-3 promulgated under the Securities Exchange Act of 1934, as amended, or (c) merger involving the Company where, as a result of such merger, the then stockholders of the Company would, upon consummation of such merger, own less than 50% of the total voting power of the entity surviving such merger. The agreement further provides that it is terminable on the later of: (x) the day following the 20th consecutive trading day where the closing price of the Company's common stock exceeds $7.50 per share or (y) April 16, 2010.

      Stock repurchase program. From time to time, the Company may repurchase, without additional shareholder approval, up to an aggregate of $2,000,000 of its common stock in the open market or in privately negotiated transactions, with the timing and terms of such purchases to be determined by management based on market conditions. There is no expiration date for the repurchase program. The Company repurchased no shares during the twelve months ended December 31, 2004 or July 31, 2003. The Company has purchased a total of 387,027 shares ($415,000) prior to August 1, 2002. The Company has not purchased shares subsequent to August 1, 2002.

      Stock options. At December 31, 2004, December 31, 2003 and July 31, 2003, the Company has two separate active stock option plans with 1,583,334 shares reserved for employees, officers and directors of the Company and others who are involved in the continuing development and success of the Company or its subsidiaries. In addition, the Company has two expired stock option plans adopted with 500,000 shares reserved for officers of the Company and 833,334 shares reserved for key employees, including officers. The options, under all plans, are generally not granted at less than 100% of the market value of the Company's common stock on the date of grant.

      The following is a summary of activity of outstanding stock options under the four plans:

                                                                                                         Employees, Officers
                                                   Officers                   Key Employees               Directors, Others
                                            ------------------------    -------------------------    -------------------------
Common shares reserved for issuance                 500,000                      833,334                     1,583,334
                                            ========================    =========================    =========================

Shares / weighted average exercise price
     Outstanding, July 31, 2002                 11,696    $     1.13       175,972     $     1.48       264,172     $     3.51
     Exercised                                      --            --            --             --            --             --
     Granted                                        --            --            --             --       427,500           1.37
     Canceled / expired                             --            --       (58,668)          2.07       (83,337)          3.48
                                            ----------    ----------    ----------     ----------    ----------     ----------

     Outstanding, July 31, 2003                 11,696          1.13       117,304           1.16       608,335           1.53
     Exercised                                      --            --            --             --            --             --
     Granted                                        --            --            --             --       260,000           2.87
     Canceled / expired                             --            --            --             --            --             --
                                            ----------    ----------    ----------     ----------    ----------     ----------

     Outstanding, December 31, 2003             11,696          1.13       117,304           1.16       868,335           1.70
     Granted                                        --            --            --             --       150,000           3.83
     Exercised                                      --            --       (33,334)          1.13            --             --
     Canceled / expired                             --            --            --             --            --             --
                                            ----------    ----------    ----------     ----------    ----------     ----------

     Outstanding, December 31, 2004             11,696    $     1.13        83,970     $     1.16     1,018,335     $     2.23
                                            ==========    ==========    ==========     ==========    ==========     ==========

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           Employees, Officers
                                                      Officers                   Key Employees               Directors, Others
                                              --------------------------  -------------------------     ----------------------------
Common shares reserved for issuance                    500,000                     833,334                      1,583,334
                                              --------------------------  ----------------------------  ----------------------------
     Options outstanding -- weighted average
       remaining contractual life (years) //
       range of exercise prices                   5.1       $       1.13       5.1       $1.13 - $1.63       7.4       $1.13 - $4.15
                                              ============  ============  =============  =============  =============  =============

     Options exercisable -- weighted average
       remaining contractual life (years) //
       range of exercise prices                   5.1       $       1.13       5.1       $1.13 - $1.63       6.3       $1.13 - $4.15
                                              ============  ============  =============  =============  =============  =============


      The April 2003 closing of the YaYa, LLC acquisition transaction resulted in the contingent option previously granted to a director on July 12, 2002 to purchase up to 175,000 shares of the Company's common stock at $1.41 per share, and the contingent option previously granted to the Company's outside corporate counsel, a minority stockholder, on July 12, 2002 to purchase up to 87,500 shares of the Company's common stock at $1.41 per share, to each become fully exercisable. These options were granted as compensation for serving on the Company's special advisory group to the board of directors. The special advisory group was established on July 12, 2002 to identify, review and perform initial due diligence services of potential merger and acquisition candidates on behalf of the Company. Based on the Black-Scholes option pricing model, the Company initially capitalized approximately $365,000 as prepaid acquisition/investment fee costs. As a result of the Wellspring, Hypnotic and YaYa, LLC transactions, the Company reclassified $235,000, $30,000, and $100,000 respectively or approximately 4% of each overall purchase price, as direct costs of the acquisition. At December 31, 2004, the Company has $0 in capitalized prepaid acquisition/investment fee costs related to these option grants.

      Warrants. Pursuant to the December 31, 2003 asset acquisition agreement among Enigma and the Company, the Company issued Enigma Warrants to Enigma, which were valued at $0.75 per warrant, to purchase a total of 1,000,000 shares of the Company's common stock, par value $0.01 per share, at an exercise price of $5.00 per share (the "Exercise Price"), expiring on December 31, 2013. The Company and Enigma fixed the terms of the Enigma Warrants pursuant to arm's-length negotiations.

      Commencing on July 1, 2006, the Company may redeem the Enigma Warrants, in whole or in part, at a redemption price of $0.75 per Enigma Warrant, provided that the average of the closing sale prices of the Company's common stock as reported on the Nasdaq Stock Market or other reporting system that provides last sale prices, has been at least 200% of the Exercise Price for a period of 20 consecutive trading days ending on the third day prior to the date on which the Company gives notice of redemption.

      Holders of Enigma Warrants have the right to demand one registration for resale of the shares underlying the Warrants at the expense of the Company and two additional registrations at their own expense. They also have unlimited piggyback registrations with respect to shares that have not been previously registered.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Income taxes

      Income tax benefit is comprised as follows:


                Twelve Months       Five Months      Twelve Months
                    Ended             Ended              Ended
                December 31,       December 31,        July 31,
                    2004              2003               2003
                 ----------        ----------         ----------

Current:
  Federal        $       --        $       --         $       --
  State                  --                --                 --
                 ----------        ----------         ----------

                 $       --        $       --         $       --
                 ==========        ==========         ==========

Deferred:
  Federal        $1,374,000        $   20,000         $  206,000
  State             632,000            (2,000)                --
                 ----------        ----------         ----------

                 $2,006,000        $   18,000         $  206,000
                 ==========        ==========         ==========

      The total income tax benefit is recorded as follows:

                             Twelve Months       Five Months      Twelve Months
                                 Ended              Ended             Ended
                              December 31,       December 31,       July 31,
                                  2004              2003              2003
                               ----------        ----------        ----------

Continuing operations          $2,006,000        $   18,000        $  206,000
Discontinued operations         1,523,000           130,000           186,000
                               ----------        ----------        ----------

                               $3,529,000        $  148,000        $  392,000
                               ==========        ==========        ==========


      The income tax benefit for the twelve months ended December 31, 2004, five months ended December 31, 2003 and the twelve months ended July 31, 2003 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax loss as a result of the following differences:

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     Twelve Months                   Five Months                    Twelve Months
                                         Ended                           Ended                           Ended
                                      December 31,                    December 31,                     July 31,
                                         2004              %             2003              %             2003              %
                                      -----------     -----------     -----------     -----------     -----------     -----------
Statutory federal tax rate            $ 1,375,000              34     $   (15,000)             34     $   259,000              34
Expected state tax, net of federal        450,000              11          (1,000)              2              --               0
Effect of permanent differences           (32,000)             (1)        (11,000)             26         (40,000)             (5)
Employment tax credits                     25,000               1          25,000             (57)             --               0
Other                                     188,000               5          20,000             (47)        (13,000)             (2)
                                      -----------     -----------     -----------     -----------     -----------     -----------

                                      $ 2,006,000              50     $    18,000             (42)    $   206,000              27
                                      ===========     ===========     ===========     ===========     ===========     ===========

      The components of deferred net tax assets and liabilities at December 31, 2004 and July 31, 2003 are comprised of:

                                                    December 31,      July 31,
                                                       2004             2003
                                                    ----------       ----------

Tax attributes of unconsolidated investee           $  128,000       $ (134,000)
Reserves, allowances and accruals                      712,000               --
Basis in acquired intangibles (film library)           874,000               --
Net operating loss                                   3,646,000          382,000
Other                                                   78,000            6,000
                                                    ----------       ----------

                                                    $5,438,000       $  254,000
                                                    ==========       ==========

As of December 31, 2004, the Company had available net operating loss carryforwards for federal and state of $8,410,000 and $8,946,000, respectively, which begin to expire in 2022 and 2012, respectively.

Note 12 - Commitments and contingencies

      Operating lease commitments. At December 31, 2004, the Company leases space for its offices under agreements with terms ranging from twelve to sixty months. Certain lease agreements provide for payment of taxes, insurance, maintenance and other expenses related to the leased property. In addition, in connection with the execution of an April 2004 lease agreement, a $350,000 standby letter of credit was purchased. To the extent that the lease agreements are not in default, terms of the standby letter of credit provide for individual decreases of $50,000 on each of April 1, 2005, 2006 and 2007. The standby letter of credit is included in other assets in the December 31, 2004 consolidated balance sheet.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The aggregate future minimum commitments under the operating leases are as follows:

                                       Twelve Months
                                           Ended
                                       December 31,
                                      ----------------
    2005                                    $ 842,000
    2006                                      827,000
    2007                                      823,000
    2008                                      638,000
    2009                                      105,000
 Thereafter                                        --
                                      ---------------
                                          $ 3,235,000
                                      ===============


      Rent expense for the twelve months ended December 31, 2004, five months ended December 31, 2003 and twelve months ended July 31, 2003 totaled $962,000 (including $44,000 generated from the Branded Content segment included in the loss from discontinued operations on the Company's consolidated statements of operations), $74,000, and $41,000, respectively.

      See Note 17 -- Subsequent events concerning the sale of AVMC and its subsidiaries.

      Litigation. In connection with the premature termination of the Company's contracts to provide consulting services to an Indian gaming enterprise, the Company brought a civil action against the Table Mountain Tribe (the "Tribe"). The lawsuit seeks to recover payments totaling more than $3,150,000 due under one of the agreements and $790,000 under another. The Company also seeks interest, court costs and additional unspecified and to-be-determined consulting fees that would have been due during the remainder of the consulting contract term.

      In April 2003, the Tribe filed a motion to dismiss the case based on its assertion that its contracts with the Company were not properly authorized by Tribal authorities, and thereby did not constitute a valid waiver of the Tribe's sovereign immunity to suit. In May 2003, the Fresno County Superior Court determined that the Company was entitled to discovery on the sovereign immunity issue and, only after such discovery was completed, would the Fresno County Superior Court conduct further proceedings on the sovereign immunity issue.

      In January 2004, the California Superior Court granted the motion and dismissed the Company's complaint. The Company has filed an appeal of this order with the California Court of Appeal, which has yet to schedule a hearing.

      If the Court of Appeal overturns the Superior Court dismissal and allows the Company to pursue its claim against the Tribe, the Tribe may file a counterclaim seeking to recover prior fees paid to the Company. Since the Company is unable to determine its losses, if any, should the Tribe's counterclaim be successful, no accounting recognition has been given to the matter in the accompanying financial statements.

      In the ordinary course of its business, the Company may be subject from time to time to claims and legal actions. The Company has no history of material claims and, excluding the Tribe civil action, no material actions are currently pending against the Company.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Related party transactions

      Non-employee directors were paid $95,000, $44,000 and $83,000 during the twelve months ended December 31, 2004, five months ended December 31, 2003 and twelve months ended July 31, 2003, respectively, for serving on the Board of Directors of the Company.

      In consideration for consulting and management services, the Company paid Stephen K. Bannon, a director, $297,000, $50,000 and $60,000 during the twelve months ended December 31, 2004, five months ended December 31, 2003 and the twelve months ended July 31, 2003, respectively.

      In consideration for corporate legal and consulting services, the Company paid a minority shareholder approximately $56,000, $25,000 and $90,000 during the twelve months ended December 31, 2004, five months ended December 31, 2003 and the twelve months ended July 31, 2003, respectively.

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

      Other related party transactions are described in Note 8 - Lines of Credit, Note 10 - Stockholders' equity (stock options) and Note 17 - Subsequent events.

Note 14 - Employee benefit plans

      2004  Employee   Stock   Purchase   Plan.  In  June  2004,  the  Company's
shareholders approved the 2004 Employee Stock Purchase Plan ("Stock Purchase Plan"). Eligible employees may in the aggregate purchase up to 1,500,000 shares of common stock at semi-annual intervals through periodic payroll deductions. Purchases are limited to a maximum value of $25,000 per calendar year based on the Internal Revenue Code Section 423 limitation. At the discretion of the Company's Compensation Committee, the Stock Purchase Plan may be opened for shares to be purchased on July 1 and January 1 of each year until termination of the plan on December 31, 2009. The purchase price is 85% of the lower of (i) the fair market value of the common stock on the participant's entry date into the offering period, or (ii) the fair market value on the semi-annual purchase date. To-date, the Compensation Committee has not opened the Stock Purchase Plan.

      401(k) plan. A 401(k) plan was assumed in the February 3, 2004 Wellspring acquisition. Wellspring employees meeting eligibility requirements may contribute to the 401(k) plan in accordance with the Employee Retirement Income Security Act of 1974. The Company, at its discretion, may match employee contributions. The Company contributed $0 during the twelve months ended December 31, 2004.

      Retirement plan. Company employees meeting certain eligibility requirements participate in a simplified employee pension plan. Employer contributions to the plan are made on a discretionary basis and were $82,000, $17,000 and $49,000 for the twelve months ended December 31, 2004, five months ended December 31, 2003 and twelve months ended July 31, 2003, respectively.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Supplemental cash flow information

                                                                 Twelve Months    Five Months    Twelve Months
                                                                     Ended           Ended           Ended
                                                                  December 31,    December 31,      July 31,
                                                                      2004            2003            2003
                                                                  -----------     -----------     -----------
Reconciliation of net loss to net cash used
  in operating activities
      Net loss                                                    $(4,017,000)    $   (87,000)    $  (915,000)
      Loss from discontinued operations (net of
        tax benefit of $1,523,000, $130,000, and $186,000)          1,978,000         148,000         362,000
                                                                  -----------     -----------     -----------

      Loss (income) from continuing operations                     (2,039,000)         61,000        (553,000)
      Income from unconsolidated investees                           (624,000)       (122,000)       (468,000)
      Amortization of film library                                  2,439,000              --              --
      Other depreciation and amortization                             269,000           7,000           9,000
      Provision for bad debt expense                                  744,000              --              --
      Provision for capitalized film costs                             75,000              --              --
      Gain on sale of land                                         (3,423,000)             --              --
      Compensation expense from issuance of stock options                  --              --         119,000
      Non-cash reduction of vendor liabilities                       (317,000)             --              --
      Issuance of common stock for investment banking services         56,000              --              --
      Deferred income tax benefit                                  (2,006,000)        (18,000)        141,000
      Change in operating assets and liabilities,
        net of amounts acquired or assumed in acquisitions
        and discontinued operations:
          Accounts receivables, net                                  (256,000)         (1,000)         (7,000)
          Inventories                                                 (93,000)             --              --
          Refundable income taxes                                          --              --       1,100,000
          Other current assets                                        311,000         (92,000)        (35,000)
          Film inventory, net                                      (4,249,000)             --              --
          Other assets                                                117,000          (5,000)             --
          Accounts payable and other current liabilities              206,000          71,000         137,000
          Customer deposits                                           131,000              --              --
          Deferred revenue                                           (636,000)             --              --
                                                                  -----------     -----------     -----------

      Net cash used in operating activities                       $(9,295,000)    $   (99,000)    $   443,000
                                                                  ===========     ===========     ===========

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Segment reporting

      The Company operates in the entertainment, media and lifestyle industries and has determined that its reportable segments are those that are based on the Company's methods of internal reporting and management structure. The Company's two reportable segments are Filmed Entertainment and Film and TV Production. Our financial reporting systems present various data for management to run the business, including internal statements of operations that may not be prepared on a basis consist with U.S. GAAP. Due to the nature of segment operations the Company does not track assets by segment. The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Management continually will evaluate the allocation of shared services and other corporate and infrastructure costs, as considered necessary, for internal segment reporting.

      Selected financial information for each reportable segment for the twelve months ended December 31, 2004 and July 31, 2003 and the five months ended December 31, 2003 is as follows:


                                             Twelve Months        Five Months        Twelve Months
                                                 Ended                Ended              Ended
                                              December 31,        December 31,         July 31,
                                                  2004                2003               2003
                                              ------------        ------------        ------------
Revenues

Filmed Entertainment                          $ 17,128,000        $         --        $         --
Film and TV Production                             638,000                  --                  --
                                              ------------        ------------        ------------

Total consolidated revenues                   $ 17,766,000        $         --        $         --
                                              ============        ============        ============

Operating loss

Filmed Entertainment                          $ (2,243,000)       $         --        $         --
Film and TV Production                            (656,000)                 --                  --
Selling, general and administrative
   expenses, not allocated to segments          (5,086,000)           (705,000)         (1,347,000)
                                              ------------        ------------        ------------

Total consolidated operating loss               (7,985,000)           (705,000)         (1,347,000)

Total consolidated non-operating income          3,316,000             626,000             120,000
                                              ------------        ------------        ------------

Loss before income tax benefit                $ (4,669,000)       $    (79,000)       $ (1,227,000)
                                              ============        ============        ============

      Effective January 1, 2004, AVMC combined the YaYa operations and the Hypnotic branded entertainment operations into its Branded Content segment.
During December 2004, the Company discontinued its Branded Content segment. Accordingly, the Company's consolidated statements of operations have been retroactively adjusted to account for the Branded Content segment as discontinued operations for all periods presented in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The operating results for the Branded Content segment are included in the following schedule for each applicable period:

                                                       Twelve Months      Five Months       Twelve Months
                                                           Ended             Ended             Ended
                                                       December 31,       December 31,         July 31,
                                                           2004               2003              2003
                                                       -----------        -----------        -----------
Branded Content

Revenues                                               $ 1,886,000        $   953,000        $   576,000
Operating loss (including impairment of goodwill
      totaling $2,939,000)                              (5,319,000)        (1,166,000)        (1,110,000)
Non-operating income                                       (68,000)           (65,000)           (14,000)
Income tax benefit                                       1,523,000            130,000            186,000
                                                       -----------        -----------        -----------

Loss from discontinued operations                      $(1,978,000)       $  (148,000)       $  (362,000)
                                                       ===========        ===========        ===========

Note 17 - Subsequent events

      Effective March 21, 2005, the Company consummated the transaction contemplated by an Agreement and Plan of Merger ("Agreement"), pursuant to which the Company disposed of all of the outstanding common stock of AVMC to Genius. The consideration paid for the outstanding shares of AVMC common stock was 7,000,000 shares of Genius common stock and warrants to purchase an additional 1,400,000 shares of Genius common stock. The Genius warrants are exercisable through March 21, 2010, at exercise prices of $2.56 per share with respect to 700,000 shares of Genius common stock and $2.78 per share with respect to the remaining 700,000 shares of Genius common stock. The Company and Genius fixed the terms of the warrants pursuant to a March 2, 2005 Securities Purchase Agreement between Genius and certain non-related institutional investors.

      A total of 350,000 shares of Genius common stock comprising a portion of the merger consideration are being held in escrow, pursuant to an Escrow Agreement between Genius, City National Bank and the Company, to secure the Company's indemnification obligations under the Agreement. An additional 775,000 shares of Genius common stock are being held by Genius, pursuant to an Assumption of Obligations and Pledge Agreement (Video Catalog) (the "Video Catalog Assumption Agreement") and an Assignment, Assumption and Pledge Agreement (the "Hypnotic Assignment and Assumption Agreement"), each between Genius and the Company. These pledges of stock were made in order to secure compliance of the Company's agreements to assume payment obligations relating to
(a) approximately $1,050,000 of accounts payable incurred in connection with the catalog operations of Wellspring, (b) potential severance obligations, of approximately $400,000 under certain AVMC employment agreements, (c) penalties, interest and attorneys' fees over $10,000 involving a claim by a licensee of Wellspring, covered by insurance, relating to a claim against the Company and AVMC filed with the U.S. Equal Employment Opportunity Commission. The Company will receive the proceeds, if any, from the sales of approximately $300,000 of film inventory relating to the Wellspring catalog business under the Video Catalog Assumption Agreement. The Company has been assigned certain contractual rights and other assets of Hypnotic under the Hypnotic Assignment and Assumption Agreements.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The consideration also included assumption of certain liabilities, including a $2,349,000 Atlantic Bank of New York credit facility and $4,000,000 of promissory notes of AVMC. AVCS has guaranteed the obligations arising under $3,300,000 of the AVMC promissory notes.

      The AVMC lease obligations for the administrative offices located in Santa Monica, California, the direct response offices located in Los Angeles, California and the Wellspring executive and operations offices located in New York, New York were assumed by the Company. However, Genius may occupy the Wellspring executive and operations offices located in New York, for a transitional period of 90 days, upon reimbursement of the Company's actual monthly rental cost. Failure to vacate the New York offices at the expiration of 90 days will result in Genius being obligated for 1.5 times the Company's actual cost under the New York lease.

      Immediately preceding the effectiveness of the Agreement, Stephen K. Bannon, Vice-Chairman of the Company's Board of Directors, and the President and Chief Executive Officer of AVMC, resigned as a director, Vice-Chairman of the Company's Board of Directors and all other offices with the Company.

      As a result of this disposition of AVMC on March 21, 2005, the Company's operations primarily include revenues generated from the Film and TV Production segment which includes co-executive producer fees from a television series. Other assets of the Company following the disposition of AVMC primarily include the Company's 49% interest in the Restaurant Investee and the 10% interest in the YaYa Investee, cash and the GNPI securities that the Company received as consideration for the disposal of AVMC to Genius.

      At April 1, 2005, the Company paid the SouthwestUSA Line of Credit principal balance of $2,500,000 by converting the $2,500,000 certificate of deposit held as collateral for the SouthwestUSA Line of Credit.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


      On June 10, 2004, the Company appointed Deloitte & Touche LLP, as its new auditor beginning August 1, 2003. The audit committee of the Company authorized the termination of its previous auditors, Piercy Bowler Taylor & Kern ("Piercy"), Certified Public Accountants and Business Advisors, a professional corporation, and the engagement of Deloitte & Touche LLP as the Company's independent auditors.

      During the Company's two most recent fiscal years, there were no disagreements between the Company and Deloitte & Touche LLP or Piercy, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Deloitte & Touche LLP's or Piercy's satisfaction would have caused Deloitte & Touche LLP or Piercy to make reference to the subject matter of the disagreement(s) in connection with its reports.

Item 8A. Controls and Procedures

      An evaluation was performed, as of December 31, 2004, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports that the Company's files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rule and forms, and that such information is accumulated and communicated to the Company's management, including the President and Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosed.

      There has been no change in the Company's internal controls over financial reporting that occurred during the fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 8B. Other Information

      None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      Set forth below are the names of all the directors and executive officers of the Company along with certain information relating to the business experience of each of the listed directors and officers.

Name                         Age        Position
----                         ---        --------
Ronald J. Tassinari          61         Founder, Chairman of the Board of Directors, Chief
                                        Executive Officer and President

Audrey K. Tassinari          63         Director

Jeanne Hood                  76         Director (Chairwoman of the Audit Committee)

Steven G. Barringer          49         Director (Corporate Governance Liaison)

Randolph C. Read             52         Director (Chairman of the Compensation Committee)

Anna M. Morrison             49         Chief Accounting Officer

      Ronald J. Tassinari, an original founder of the Company, has served as the Chief Executive Officer, President and Chairman of the Board of Directors since its inception in August 1979. Mr. Tassinari also is a member of the Company's advisory group formed to evaluate mergers and acquisitions candidates. Mr. Tassinari is the husband of Audrey K. Tassinari, a director of the Company.

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

      Jeanne Hood has been a director of the Company since February 1994 and chairman of the Company's audit committee since March 2002. Ms. Hood was a gaming consultant to the Company from February 1994 to April 2000. Ms. Hood served as a director of Pioneer Citizens Bank (a Nevada statewide bank) until its merger during 2000 with Zions, a large regional bank with offices in seven states. Since January 2000, she has served on the board of Southwest USA Bank.

      Steven G. Barringer has been a director of the Company since February 1998 and the Company's corporate governance liaison since July 2003. Mr. Barringer has been a member of the government relations firm of MGN, Inc. in Washington, D.C. since November 2000. Mr. Barringer also has maintained his own law practice, Steven G. Barringer, P.L.L.C., in Washington, D.C. since November 2000. From April 1999 to October 2000, Mr. Barringer was a member of the law firm of Dickstein Shapiro Morin & Oshinsky, LLP, in Washington, D.C., practicing natural resources and environmental law.

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

Audit Committee

      The Company's Board of Directors has determined that Ms. Hood is an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. The current members of the Audit Committee are Ms. Hood and Messrs. Barringer and Read. The Company's Board of Directors has determined that all of the members of the Audit Committee are independent as defined under applicable NASDAQ rules and Rule 10A-3 under the Exchange Act.

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

      Based solely on the Company's review of the copies of those reports received by it, or written representations from certain reporting persons that no other reports were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended December 31, 2004.

Code of Ethics

      The Company's board of directors has established a code of ethics that applies to the Company's principal executive, financial and accounting officer. A copy of the Company's code of ethics has been made Exhibit 14.1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003, filed with the SEC on October 29, 2003.

Item 10. Executive Compensation

Summary Compensation Table

      In February 2004, the Company changed its fiscal year to end on December 31 from July 31 of each calendar year. The following table sets forth, with respect to the twelve months ended December 31, 2004 and 2003 and the fiscal years ended July 31, 2003 and 2002, all compensation earned by our Chief Executive Officer and other officers who were serving as executive officers of the Company as of the close of business on December 31, 2004 and whose total annual salary, bonus and other annual compensation earned during the twelve months ended December 31, 2004 exceeded $100,000. Due to the overlap of periods constituting the twelve months ended December 31, 2003 and the fiscal year ended July 31, 2003, information included in the twelve month period ended December 31, 2003 may be duplicative of information included in the fiscal year ended July 31, 2003.

                                                                                                                  Long-Term
                                                                                                                 Compensation
                                                              Annual Compensation                                   Awards
                                    ---------------------------------------------------------------------        ------------
                                                                                                                   Securities
                                                                                                Other Annual       Underlying
Name and Principal Position(s)                 Period                  Salary       Bonus       Compensation        Options
-------------------------------     ----------------------------     ---------    -----------  ----------------  -------------

Ronald J. Tassinari,                Twelve months ended 12/31/04     $ 300,923         $--      $ 41,000    (1)           --
  Chief Executive Officer           Twelve months ended 12/31/03       287,857     100,000        40,000    (2)      275,000   (3)
  and President                      Fiscal year ended 7/31/03         272,473          --        40,000    (2)       25,000   (4)
                                     Fiscal year ended 7/31/02         408,140          --        40,000    (2)       28,470   (5)


Anna M. Morrison,                   Twelve months ended 12/31/04     $ 160,308         $--      $ 41,000    (1)           --
  Chief Accounting Officer          Twelve months ended 12/31/03        92,349      15,000        25,539  (6)(7)      60,000   (8)
                                     Fiscal year ended 7/31/03          33,798          --         8,808  (7)(9)      50,000  (10)
                                     Fiscal year ended 7/31/02              --          --            --                  --


Stephen K. Bannon,                  Twelve months ended 12/31/04           $--         $--     $ 297,083   (11)           --
  AVMC Chief Executive Officer      Twelve months ended 12/31/03            --          --        60,000   (11)      175,000  (12)
                                     Fiscal year ended 7/31/03              --          --        60,000   (11)      200,000  (13)
                                     Fiscal year ended 7/31/02              --          --        20,000   (11)           --


Matthew P. Smith                    Twelve months ended 12/31/04     $ 166,154         $--           $--                  --
  AVMC Chief Financial Officer      Twelve months ended 12/31/03            --          --            --                  --
                                     Fiscal year ended 7/31/03              --          --            --                  --
                                     Fiscal year ended 7/31/02              --          --            --                  --

----------

(1) Includes SAR/SEP retirement plan contributions totaling $41,000 the Company made on the named executive officer's behalf.

(2) Includes SAR/SEP retirement plan contributions totaling $40,000 the Company made on the named executive officer's behalf.

(3) Represents options to purchase 25,000 of the Company's common stock shares at an exercise price of $1.41 per share and 250,000 shares at an exercise price of $2.87 per share.

(4) Represents an option to purchase 25,000 of the Company's common stock shares at an exercise price of $1.41 per share.

(5) Represents an option to purchase 28,470 shares of the Company's common stock at an exercise price of $2.49 per share. This option was voluntarily canceled by Mr. Tassinari, effective as of July 31, 2002.

(6) Includes SAR/SEP retirement plan contributions totaling $25,539 the Company made on the named executive officer's behalf.

(7) Prior to joining the Company, Ms. Morrison was employed by an entity which provided internal accounting and financial reporting services to the Company. The Company paid this entity $21,162 during the twelve months ended December 31, 2003 and $61,290 during the fiscal year ended July 31, 2003 for providing such services. Such amounts are not included in Ms. Morrison's annual compensation for these two periods.

(8) Represents options to purchase 50,000 of the Company's common stock shares at an exercise price of $1.41 per share and 10,000 shares at an exercise price of $2.87 per share.

(9) Includes SAR/SEP retirement plan contributions totaling $8,808 the Company made on the named executive officer's behalf.

(10) Represents an option to purchase 50,000 of the Company's common stock shares at an exercise price of $1.41 per share.

(11) Represents compensation received as a consultant by the Company's former Vice-Chairman of the board of directors and Chief Executive Officer of AVMC. Immediately preceding the effectiveness of the sale of AVMC to Genius, Mr. Bannon resigned as a director, Vice-Chairman of the Company's Board of Directors and all other offices with the Company. See further discussion in Employment and Severance Agreements.

(12) Represents an option to purchase 175,000 of the Company's common stock shares at an exercise price of $1.41 per share.

(13) Represents (i) an option to purchase 25,000 of the Company's common stock shares at an exercise price of $1.26 per share; and (ii) an option to purchase 175,000 of the Company's common stock shares at an exercise price of $1.41 per share.


Option Grants In Last Fiscal Year

      During the twelve months ended December 31, 2004 no options were granted to the named executive officers listed in the Summary Compensation Table contained in the "Executive Compensation" subsection of this Form 10-KSB.

      The following table sets forth:

 o The number of shares underlying options the Company granted during the twelve months ended December 31, 2003 to each of the named executive officers listed in the Summary Compensation Table contained in the "Executive Compensation" subsection of this Form 10-KSB.

 o The percentage that the option grant represents of the total options granted to all of the Company's employees during the twelve months ended December 31, 2003,

 o    The per share exercise price of each option,

 o    and the expiration date of each option.


                                                      Percentage of
                        Number of Securities      Total Options Granted
                         Underlying Options         to All Employees          Exercise
      Name                    Granted               in Fiscal Year              Price               Expiration Date
--------------------    ----------------------    -----------------------    -----------        ----------------------
Ronald J. Tassinari            25,000                     4.9%                 $ 1.41               April 15, 2013
                               250,000                    49.0%                  2.87             December 10, 2013

Anna M. Morrison               50,000                     9.8%                   1.41               April 15, 2013
                               10,000                     2.0%                   2.87             December 10, 2013

Stephen K. Bannon              175,000                    34.3%                  1.41               April 15, 2013

Matthew P. Smith                  0                       0.0%                     --                     --

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table

      The table below includes the number and value of exercisable and unexercisable stock options granted to the executive officers named in the Summary Compensation Table at the twelve months ended December 31, 2004.

                                                                      Number of Securities
                                                                           Underlying              Value of Unexercised
                                                                           Unexercised                 In-The-Money
                                                                        Options at FY-End          Options at FY-End ($)
                            Shares Acquired          Value                Exercisable /                Exercisable /
         Name                 on Exercise          Realized             Unexercisable (1)            Unexercisable (1)
----------------------    --------------------   -------------   ----------------------------   --------------------------
Ronald J. Tassinari                0                   $0               130,555 / 200,000              $97,749 / $0

Anna M. Morrison                   0                   $0                52,000 / 8,000                $70,500 / $0

Stephen K. Bannon                  0                   $0                  200,000 / 0                 $278,250 / $0

Matthew P. Smith                   0                   $0                     0 / 0                       $0 / $0

----------

(1) The closing price for the Company's common shares on December 31, 2004 was $1.81 per share.


Compensation of Directors

      Non-employee directors receive $15,000 per annum for serving on the Board of Directors of the Company.

      Jeanne Hood, Randolph C. Read and Steven G. Barringer and Randolph C. Read also received $10,000 each for serving as the chairpersons for the audit and compensation committees, respectively and as the corporate governance liaison.

Employment and Severance Agreements

      The Company entered into an employment agreement with Ronald J. Tassinari in March 1995. This agreement was amended as of July 20, 1995 and on December 21, 2001. The prior agreement, as amended, had a term expiring on March 31, 2002, subject to extension for an unlimited number of additional one year terms, unless either the executive or the Company provided 30 days' prior written notice to the other party prior to the date of termination of the then current term. The Company entered into a new employment agreement with Mr. Tassinari, effective as of April 1, 2002.

      The April 2002 employment agreement provided for the option grant to purchase 28,470 of the Company's common stock shares. This option grant was intended to compensate the executive for not receiving additional compensation under his prior employment agreements relating to increases in a specified cost-of-living index. The options were voluntarily canceled by Mr. Tassinari as of July 31, 2002.

      Ronald J. Tassinari's April 2002 employment agreement, which provided for him to serve as the Company's Chief Executive Officer and President, was intended to serve as an interim agreement with an expiration date of September 30, 2002, subject to extension to March 31, 2005 under specified circumstances. The initial term was extended to November 30, 2002 and, thereafter to January 31, 2003, pursuant to letter agreements between Mr. Tassinari and the Company. The April 2002 agreement with Mr. Tassinari provided, among other matters, for
(a) an annual base salary of $240,000, subject to adjustments in the event of increases the Company gives to any of its other executives or increases in a specified cost-of-living index, (b) reimbursement for his personal legal and financial consulting expenses to a maximum of 3% of his prior calendar year's base salary, (c) his right to designate the beneficiary on a $2,000,000 term life policy on his life and (d) reimbursement of all normal expenses relating to the use of his personal automobile. The Company also retained the right in the April 2002 employment agreement to otherwise increase Mr. Tassinari's base salary and grant Mr. Tassinari other incentive compensation, such as stock options or bonuses. Mr. Tassinari's April 2002 agreement also contained indemnification provisions relating to his performance of services on the Company's behalf, and confidentiality, non-disparagement, non-competition and non-solicitation provisions.

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

      The Company entered into a new employment agreement with Ronald J. Tassinari effective February 1, 2003. Mr. Tassinari's February 2003 employment agreement provides for him to continue to serve as the Company's Chief Executive Officer and President. The term of the February 2003 employment agreement expires on January 31, 2006. The February 2003 agreement with Mr. Tassinari provides, among other matters, for (a) an initial annual base salary of $300,000, subject to adjustments in the event of increases the Company gives to any of its other executives or increases in a specified cost-of-living index,
(b) reimbursement for his personal legal and financial consulting expenses to a maximum of 3% of his prior calendar year's base salary, (c) his right to designate the beneficiary on a $2,000,000 term life policy on his life and (d) reimbursement of all normal expenses relating to the use of his personal automobile. The Company also retained the right in the February 2003 employment agreement to otherwise increase Mr. Tassinari's base salary and grant Mr. Tassinari other incentive compensation, such as stock options or bonuses. Mr. Tassinari's February 2003 agreement also contains indemnification provisions relating to his performance of services on the Company's behalf, and confidentiality, non-disparagement, non-competition and non-solicitation provisions.

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

      The Company entered into an employment agreement with Anna M. Morrison, the Chief Accounting Officer, as of April 16, 2003, the date on which she became a full-time employee of the Company. This agreement has a term expiring on July 31, 2004 (subject to extension) and provides for a base salary of $135,000 per year. Ms. Morrison received an option to purchase 50,000 shares of our common stock, at $1.41 per share, upon entering into the agreement and will be entitled to the health insurance and other benefits the Company have traditionally afforded its executive officers. The Company has the right under this agreement to increase Ms. Morrison's base salary and to grant her incentive compensation, such as additional options or bonuses. Ms. Morrison's agreement contains severance or "golden parachute" provisions providing for payments to her equal to 35% of her base salary if she is terminated without cause or she terminates her employment following a change in control of the Company. Such payment percentage will increase by 5% annually, commencing in August 2004.

      The Company entered into a new employment agreement with Ms. Morrison effective August 1, 2004. This agreement has a term expiring on December 31, 2005 (subject to extension) and provides for a base salary of $205,000 per year. The Company has the right under this agreement to increase Ms. Morrison's base salary and to grant her incentive compensation, such as additional options or bonuses. Ms. Morrison's agreement contains severance or "golden parachute" provisions providing for payments equal to 100% of Ms. Morrison's base salary as in effect on the date of such termination, if she is terminated without cause or she terminates her employment following a change in control of the Company.

      Stephen K. Bannon, a named executive officer in the Summary Compensation Table contained in the "Executive Compensation" subsection of this Annual Report on Form 10-KSB, received periodic consulting fees of $10,000 per month during the months of July 2003 through December 2003, for his services as vice-chairman of the Company's board of directors and chairman of the Company's special advisory group to the board of directors. Mr. Bannon's consulting fees were increased to $29,167 per month, effective March 1, 2004, in connection with his assumption of the position of Chief Executive Officer of AVMC. The Company commenced negotiations with Mr. Bannon and his representatives in early 2004 with the aim of entering into a definitive employment agreement for Mr. Bannon. In June 2004, the Company and Mr. Bannon tentatively agreed to certain of the terms to be included in his employment agreement. These tentative terms included
(i) an annual base salary of $350,000, (ii) a performance-based option program contingent upon the Company's future stock price, (iii) an option grant subject to achieving future operating results as to be determined by the compensation committee of the Company's board of directors and (iv) the issuance of 120,000 restricted shares of Company common stock with vesting terms to be based on employment tenure to be determined. The issuance of such options and restricted stock were to be subject to forfeiture related to Mr. Bannon continuing to provide services to the Company on a full-time basis under the contemplated employment agreement. Although no definitive agreement had been reached on all of the terms of Mr. Bannon's employment agreement and compensation under such an employment agreement, commencing as of June 2, 2004, the Company accounted for the options and restricted stock contemplated to be delivered to Mr. Bannon under the yet-to-be completed employment agreement as outstanding. No definitive employment agreement had been agreed to by the Company or executed with Mr. Bannon as of December 31, 2004. Mr. Bannon resigned as a director and vice-chairman of, and all other offices with, the Company immediately preceding the effectiveness of the sale of AVMC to Genius in March 2005. As a result of the failure to enter into a definitive employment agreement with Mr. Bannon by December 31, 2004 and Mr. Bannon's resignation as a director and officer of the Company, the Company did not treat the options and restricted stock contemplated to be delivered to Mr. Bannon under the proposed terms of his non-executed employment agreement as outstanding at December 31, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The Company's common stock is the only class of the Company's voting securities presently outstanding.

      The following table sets forth information with respect to the beneficial ownership of shares of the Company's common stock as of April 21, 2005:

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

Except as otherwise indicated in the notes to the following table,

o     The  Company  believes  that  all  shares  are  beneficially   owned,  and
      investment and voting power is held by, the persons named as owners, and

o the address for each beneficial owner listed in the table is American Vantage Companies, 4735 S. Durango Dr., Suite 105, Las Vegas, NV, 89147.

                                                                     Amount and Nature of                       Percentage of
Name and Address of Stockholder                                      Beneficial Ownership                    Outstanding Shares
-------------------------------                                      --------------------                    ------------------
Ronald J. Tassinari (1).........................................         620,329 (2) (3)                           10.5
Audrey K. Tassinari (4).........................................         620,329 (2) (5)                           10.5
Rosalind Davidowitz (6).........................................         547,747 (7)                                9.6
Engex, Inc. (8).................................................         474,500 (9)                                8.3
Jay H. and Sharyn Brown (10)....................................         348,211 (11)                               6.1
White Rock Partners, Krest LLC, ET Holdings, L.L.C.,
  Hampstead Associates, L.L.C., Ridgeview Associates,
  LLC, Michael R. Milken and Lowell J. Milken  (12).............         336,505 (2)                                5.9
Blueridge Associates  (2).......................................         324,178 (2)                                5.5
Anna M. Morrison (13)...........................................          86,300 (14)                               1.5
Jeanne Hood (15)................................................          77,501 (2) (16)                           1.3
Steven G. Barringer (17)........................................          45,000 (2) (18)                           0.8
Randolph C. Read (19)...........................................          25,000 (2) (20)                           0.4

All executive officers and directors as a group
   (six persons) (21)...........................................       1,678,941 (2)(22)                           27.7

----------

(1) Mr. Tassinari is the Company's President and Chief Executive Officer. Mr. Tassinari also serves as Chairman of the Company's board of directors. Mr. Tassinari is the husband of Audrey K. Tassinari, a director of the Company.

(2) White Rock Partners ("White Rock") and Krest LLC ("Krest"), along with the other creditors of YaYa, LLC ("YaYa") who received the remaining 488,306 shares of Company common stock upon the dissolution of YaYa (as discussed in Note (12) below), including Blueridge Associates LLC ("Blueridge") which received 324,178 shares, have granted the Company's board of directors a limited power to direct how they are to vote their aggregate 824,811 shares of Company common stock pursuant to a voting agreement dated as of January 1, 2005. This power has been granted to the Company's board as a group, and not to any individual director. We believe that such voting power is not held by any individual since the Company's board is required to act by plurality. As such, no individual director named in this stockholder table is listed as the beneficial owner of the 824,811 shares owned by the former YaYa creditors as of the record date, although such shares are included in the aggregate amount held by all executive officers and directors as a group. The address for Blueridge is c/o Maron & Sandler, 1250 Fourth Street - Suite 550, Santa Monica, California, 90401.

(3) Includes (a) 3,698 shares of Company common stock owned of record by Mr. Tassinari, his wife and child, as joint tenants, (b) 443,293 shares owned by the Tassinari Family Trust, a family trust in which Mr. Tassinari and his wife are trustees and beneficiaries, (c) 5,000 shares owned of record by his spouse, (d) 130,,555 shares issuable upon exercise of options granted to Mr. Tassinari, which shares are exercisable within the next 60 days, and (d) 27,778 shares issuable upon exercise of options granted to Mr. Tassinari's spouse, which shares are exercisable within the next 60 days. Mr. Tassinari disclaims beneficial ownership to the (x) 27,778 shares underlying options granted his spouse, (y) 5,000 shares owned of record by his spouse and (z) 221,646 shares held by the Tassinari Family Trust in excess of his pecuniary interest in such trust. Does not include 200,000 shares of Company common stock issuable upon exercise of an option granted to Mr. Tassinari, which shares are not exercisable within the next 60 days.

(4)   Ms.  Tassinari  resigned  as  the  Company's   Executive  Vice  President,
      effective July 31, 2002. Ms. Tassinari continues to serve as one of the Company's directors. Ms. Tassinari is the wife of Ronald J. Tassinari.

(5) Includes (a) 3,698 shares of Company common stock owned of record by Ms. Tassinari, her spouse and child as joint tenants, (b) 443,293 shares owned by the Tassinari Family Trust, a family trust in which Ms. Tassinari and her husband are trustees and beneficiaries, (c) 27,778 shares issuable upon exercise of options granted to Ms. Tassinari, which shares are exercisable within the next 60 days, (d) 130,555 shares issuable upon exercise of options granted to Ms. Tassinari's husband which are exercisable within the next 60 days and (e) 10,005 shares held of record by Ms. Tassinari's husband. Ms. Tassinari disclaims beneficial ownership to the (x) 130,555 shares underlying options granted her husband, (y) 221,647 shares held by the Tassinari Family Trust in excess of her pecuniary interest in such trust and (z) 10,005 shares held of record by Ms. Tassinari's husband.

(6) The address of Rosalind Davidowitz is 7 Sutton Place South, Lawrence, New York, 11563.

(7) According to the Schedule 13G/A of Rosalind Davidowitz filed with the SEC on February 9, 2005, Ms. Davidowitz claims to have sole voting and dispositive powers with respect to 547,747 shares of Company common stock owned directly by her and that she may be deemed the beneficial owner of 12,300 shares owned by J. Morton Davis, Mrs. Davidowitz's husband. Ms. Davidowitz's Schedule 13G/A states that Mr. Davis has the sole power to dispose or to direct the dispositionof the 12,300 shares owned by him. The shares listed in the principal stockholders table are limited to those shares set forth in Ms. Davidowitz's Schedule 13G as being beneficially owned by her. See Note (10) for further information concerning Ms. Davidowitz's ownership interest in Engex, another stockholder of the Company, and other related matters.

(8)   The address for Engex, Inc. is 44 Wall Street, New York, New York, 10005.

(9) According to the Schedule 13D of Engex, Inc. filed with the SEC on July 10, 2003, Engex claims to have sole voting and dispositive power with respect to 474,500 shares of Company common stock. Such amount does not include 12,300 shares owned directly by the chairman of Engex, Inc., J. Morton Davis, or 547,747 shares owned by Mr. Morton's wife, Rosalind Davidowitz. According to the proxy statement of Engex filed with the SEC on January 11, 2005, the principal stockholders of Engex are (a) Mr. Davis, the reported beneficial owner of 6.2% of the outstanding common stock of Engex, (b) Ms. Davidowitz, the reported beneficial owner of 28.2% of the outstanding common stock of Engex, (c) Kinder Investments L.P., the reported beneficial owner of 11.2% of the outstanding common stock of Engex, and (d) Venturetek LP, the reported beneficial owner of 11.4% of the outstanding common stock of Engex. The Engex proxy statement also reports that Dov Perlysky, the managing member of the general partner of Kinder Investments, is a member of the immediate family of Mr. Davis. According to the Schedule 13G/A of Kinder Investments, Nesher, LLC and Dov Perlysky filed with the SEC on July 24, 2003, Kinder Investments is the owner of an additional 274,100 shares of Company common stock and Mr. Perlysky, the managing member of the general partner of Kinder Investments, has sole voting and dispositive powers with respect to such 274,100 shares. The shares listed in the principal stockholders table are limited to those shares set forth in Schedule 13D of Engex as being beneficially owned by Engex. See Note (8) for further information with respect to Mr. Davis' and Ms. Davidowitz's ownership interest in the Company's outstanding common stock.

(10) These stockholders hold 260,711 shares of Company common stock of record as tenants-in-common. Mr. Brown provides legal services to us and is a member of the advisory group we formed to assist the Company's management in evaluating merger and acquisition candidates. Mr. Brown received an option to purchase 87,500 shares of Company common stock upon his appointment to the advisory group, which shares were to become exercisable upon consummation of a merger or acquisition transaction involving the Company during the term of the advisory group. Such an acquisition transaction was consummated on April 16, 2003. The address for Mr. and Ms. Brown is 1801 Waldman Avenue, Las Vegas, Nevada 89102.

(11) Includes 87,500 shares that are issuable upon exercise of an option granted to Mr. Brown, which shares are exercisable within the next 60 days.

(12) According to a Schedule 13D/A filed with the Securities and Exchange Commission on January 10, 2005 by YaYa, White Rock, Krest, ET Holdings, L.L.C. ("ET"), Hampstead Associates, L.L.C. ("Hampstead"), Ridgeview Associates, LLC ("Ridgeview", Michael R. Milken ("M. Milken") and Lowell
      J. Milken ("L. Milken"), YaYa, the former record holder of 824,811 shares of our common stock, was dissolved. In connection with the dissolution of YaYa, the shares of Company common stock held by YaYa were distributed to the creditors of YaYa, including White Rock and Krest. According to our stock records, 55,236 shares were transferred to and are currently held of record by White Rock and 281,269 were transferred to and are currently held of record by Krest. We have no knowledge, nor do our stock records show, of any shares of Company common stock being transferred to or held by ET, Hampstead, Ridgeview, M. Milken or L. Milken. The Schedule 13D/A reports White Rock as having sole voting and dispositive power with respect to 55,236 shares of Company common stock and Krest as having sole voting and dispositive power with respect to 281,269 shares of Company common stock and shared voting and dispositive power with respect to 55,236 shares of Company common stock. The Schedule 13D/A reports each of ET, Hampstead, Ridgeview, M. Milken and L. Milken as having sole voting and dispositive power with respect to no shares of Company common stock and shared voting and dispositive power with respect to 336,505 shares of Company common stock. The Schedule 13D/A does not provide any information regarding the relationship or agreements by which these persons and entities share any voting and dispositive power with each other, except that (a) the secretary of YaYa is Stanley E. Maron, (b) the general partner of White Rock is Mapleleaf Partners whose general manager is Mr. Maron, (c) the secretary of Krest is Mr. Maron, (d) the assistant secretary of ET holdings is Mr. Maron and (e) the manager of Hampstead is Ridgeview whose manager is M. Milken. In the original schedule 13D filed with the SEC on April 28, 2003 by YaYa, White Rock, ET, Hampstead, Ridgeview, M. Milken, L. Milken and others, (x) Hampstead is the manager of an entity, ET Consolidated, L.L.C. ("ET Consolidated"), which is the manager of ET, (y) Mr. Milken and L. Milken are each managers of Ridgeview, directors of ET, ET Consolidated and Hampstead and may be deemed a controlling person of Ridgeview. The address for each of White Rock, Krest, ET, Hampstead, Ridgeview, M. Milken and L. Milken, according to the original Schedule 13D, is 1250 Fourth Street - Suite 580, Santa Monica, California, 90401.

(13)  Ms. Morrison became the Company's  Chief  Accounting  Officer on April 16,
      2003.

(14) Includes 52,000 shares of Company common stock issuable upon exercise of an option granted to Ms. Morrison, which shares are exercisable within the next 60 days.

(15)  Ms. Hood is a director of the Company.

(16) Includes 60,834 shares of Company common stock issuable upon exercise of options granted to Ms. Hood that are exercisable within the next 60 days.

(17)  Mr. Barringer is a director of the Company.

(18) Represents 45,000 shares of Company common stock issuable upon exercise of options granted to Mr. Barringer, which shares are exercisable within the next 60 days.

(19)  Mr. Read became a director of the Company on May 20, 2003.

(20) Includes 25,000 shares of Company common stock issuable upon exercise of an option granted to Mr. Read, which shares are exercisable within the next 60 days.

(21)  Includes only current executive officers and directors.

(22)  Includes  those  shares   beneficially  owned  by  the  Company's  current
      executive  officers and  directors,  as set forth in notes (1), (4), (13),
      (15), (17) and (19).

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

      The Company has provided in the "Equity Compensation Plan Information" section of Item 5 of this Annual Report on Form 10-KSB certain information with respect to securities authorized for issuance under the Company's equity incentive plans.

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

      In connection with the execution of their employment agreements, the Company granted to Ronald J. Tassinari and Anna M. Morrison, qualified stock options to purchase 25,000 and 50,000 shares, respectively of the Company's common stock each at an exercise price of $1.41 per share. Mr. Tassinari's shares became exercisable on the date of grant. One-half of Ms. Morrison's shares became exercisable on the date of grant and the remaining one-half became exercisable on April 16, 2004. Both option grants expire ten years from the date of grant.

      The April 16, 2003 closing of the YaYa, LLC asset acquisition resulted in the options previously granted to Stephen K. Bannon on July 12, 2002, to purchase up to 175,000 shares of the Company's common stock at $1.41 per share and the option previously granted to Jay H. Brown on July 12, 2002, to purchase up to 87,500 shares of the Company's common stock at $1.41 per share to each become fully exercisable. Until March 21, 2005, Mr. Bannon was the Vice-Chairman of the Board of Directors. Mr. Brown is a beneficial owner of more than five percent of the Company's common stock. These options were granted as compensation for future and past services while serving on the Company's special advisory group to the Board of Directors. The special advisory group was established on July 12, 2002, to identify, review and perform initial due diligence services of potential merger and acquisition candidates on behalf of the Company. The options have a ten-year exercise term and an exercise price equal to the closing price of the common stock on July 12, 2002.

      Mr. Brown, received $56,000, $25,000 and $90,000 during the twelve months ended December 31, 2004, fie months ended December 31, 2003 and the twelve months ended July 31, 2003, respectively, in consideration for consulting and legal services he performed for the Company's benefit.

      Stephen K. Bannon also received periodic consulting fees of $10,000 per month during the months of July 2003 through December 2003, for his services as vice-chairman of the Company's board of directors and chairman of the Company's special advisory group to the board of directors. Mr. Bannon's consulting fees were increased to $29,167 per month, effective March 1, 2004, in connection with his assumption of the position of Chief Executive Officer of AVMC. The Company commenced negotiations with Mr. Bannon and his representatives in early 2004 with the aim of entering into a definitive employment agreement for Mr. Bannon. In June 2004, the Company and Mr. Bannon tentatively agreed to certain of the terms to be included in his employment agreement. These tentative terms included

(i) an annual base salary of $350,000, (ii) a performance-based option program contingent upon the Company's future stock price, (iii) an option grant subject to achieving future operating results as to be determined by the compensation committee of the Company's board of directors and (iv) the issuance of 120,000 restricted shares of Company common stock with vesting terms to be based on employment tenure to be determined. The issuance of such options and restricted stock were to be subject to forfeiture related to Mr. Bannon continuing to provide services to the Company on a full-time basis under the contemplated employment agreement. Although no definitive agreement had been reached on all of the terms of Mr. Bannon's employment agreement and compensation under such an employment agreement, commencing as of June 2, 2004, the Company accounted for the options and restricted stock contemplated to be delivered to Mr. Bannon under the yet-to-be completed employment agreement as outstanding. No definitive employment agreement had been agreed to by the Company or executed with Mr. Bannon as of December 31, 2004. Mr. Bannon resigned as a director and vice-chairman of, and all other offices with, the Company immediately preceding the effectiveness of the sale of AVMC to Genius in March 2005. As a result of the failure to enter into a definitive employment agreement with Mr. Bannon by December 31, 2004 and Mr. Bannon's resignation as a director and officer of the Company, the Company did not treat the options and restricted stock contemplated to be delivered to Mr. Bannon under the proposed terms of his non-executed employment agreement as outstanding at December 31, 2004.

      In consideration for consulting and management services, the Company paid Mr. Bannon $297,000, $50,000 and $60,000 during the twelve months ended December 31, 2004, five months ended December 31, 2003 and the twelve months ended July 31, 2003, respectively.

      Effective June 30, 2004, the Company arranged with SouthwestUSA Bank ("SouthwestUSA") a $2,500,000 credit facility (the "SouthwestUSA Line of Credit"). Jeanne Hood, a director of the Company, is a director of SouthwestUSA.

      See subsection entitled "Employment and Severance Agreements" for discussions of the April 2002 employment agreement the Company entered into with Ronald J. Tassinari, the options granted to this executive officer pursuant to such employment agreements and, the subsequent voluntary cancellations of certain of such options in July 2002. Also see subsection entitled "Employment and Severance Agreements" for discussion of the April 2003 and August 2004 employment agreements the Company entered into with Anna M. Morrison and the options granted to this executive pursuant to such employment agreements.

Item 13. Exhibits

      (a)   Exhibits

            2.1 Asset Purchase Agreement, dated as of April 16, 2003, among YaYa, LLC, American Vantage Companies and YaYa Media, Inc. (13)

            2.2 Asset Purchase Agreement, dated December 31, 2003, among American Vantage Media Corporation, American Vantage Companies and Enigma Media, Inc. (14)

            4.1 American Vantage Companies Common Stock Purchase Warrant to Gerard Klauer Mattison & Co., Inc. (Certificate No.:
                        GKM-1), dated as of May 3, 2002. (12)

            4.2 American Vantage Companies Common Stock Purchase Warrant to Enigma Media, Inc. (Certificate No. A-1), dated December 31, 2003. (14)

            4.3 American Vantage Companies Common Stock Purchase Warrant to Enigma Media, Inc. (Certificate No. A-2), dated December 31, 2003. (14)

            10.1 American Casino Enterprises, Inc. 1991 Officers Stock Option Plan, as amended. (1)

            10.2 American Casino Enterprises, Inc. 1992 Employee Stock Option Plan. (1)

            10.3        American  Casino  Enterprises,  Inc.  1996 Stock  Option
                        Plan. (7)

            10.4 Management Consultant Contract, dated March 27, 1993, between the Company and the Table Mountain Band of Indians. (2)

            10.5 Employment Agreement, dated July 20, 1995, between the Company and Ronald J. Tassinari. (2)

            10.7 Letter Agreement, dated September 11, 1995, between the Company and Table Mountain Rancheria. (7)

            10.8        Settlement  Agreement,  dated February 1, 1996,  between
                        the   Company   and   the   National    Indian    Gaming
                        Commission. (7)

            10.9 Termination Agreement, dated February 1, 1996, between the Company and the Table Mountain Rancheria. Exhibit A to the Termination Agreement is set forth as Exhibit
                        99.1 below, and Exhibit B to the Termination Agreement is incorporated herein by reference from Exhibit 10.3 above. (7)

            10.10 Consulting Agreement, dated February 1, 1996, between the Company and Table Mountain Rancheria. (7)

            10.11 Amendment to Consulting Agreement, dated June 26, 1997, between the Company and Table Mountain Rancheria. (9)

            10.12 Joint Venture Agreement, dated as of February 1, 1996, between the Company and the Table Mountain Rancheria.(7)

            10.13 Funding and Loan Agreement, dated February 1, 1996, between United Auburn Indian Community and Table Mountain/ACES Joint Venture (joint venture between the Company and Table Mountain Band of Indians of the Table Mountain Rancheria). (7)

            10.14 Lease, dated June 10, 2003, between the Company and Durango Trop, L.L.C. (17)

            10.15 Operating Agreement for Border Grill Las Vegas, LLC, dated November 12, 1998, by and between TT&T, LLC and Vantage Bay Group, Inc. (8)

            10.16 Employment Agreement, dated as of April 1, 2002, between American Vantage Companies and Ronald J. Tassinari. (12)

            10.17       Employment  Letter  Agreement  dated September 27, 2002,
                        between  Ronald  J.   Tassinari  and  American   Vantage
                        Companies. (12)

            10.18 Letter agreement, dated July 31, 2002, between Ronald J. Tassinari and American Vantage Companies. (21)

            10.19       Employment  Agreement,  dated as of  February  1,  2003,
                        between  Ronald  J.   Tassinari  and  American   Vantage
                        Companies. (17)

            10.20       Employment Agreement, dated April 16, 2003, between Anna
                        M. Morrison and American Vantage Companies. (17)

            10.21 Voting Agreement, dated as of April 16, 2003, among YaYa, LLC and American Vantage Companies. (13)

            10.22 Stock Purchase Agreement, dated February 3, 2004, among American Vantage Media Corporation, Wellspring Media, Inc., Al Cattabiani, Carl Seldin Koerner, Clara Spalter Miller and Lee Miller. (15)

            10.23       Secured  Negotiable Note, dated February 3, 2004, in the
                        principal   amount   of   $1,076,704    issued   to   Al
                        Cattabiani.(15)

            10.24 Secured Negotiable Note, dated February 3, 2004, in the principal amount of $65,472 issued to Carl Seldin Koerner. (15)

            10.25 Secured Negotiable Note, dated February 3, 2004, in the principal amount of $965,712 issued to Clara Spalter Miller. (15)

            10.26 Secured Negotiable Note, dated February 3, 2004, in the principal amount of $965,712 issued to Lee Miller. (15)

            10.27       Secured  Non-Negotiable Note, dated February 3, 2004, in
                        the   principal   amount  of   $200,000   issued  to  Al
                        Cattabiani. (16)

            10.28       Guaranty,  dated February 3, 2004, by Wellspring  Media,
                        Inc. (15)

            10.29       Security   Agreement,   dated   February  3,  2004,   by
                        Wellspring Media, Inc. in favor of Lee Miller as security agent. (15)

            10.30 Stock Pledge Agreement, dated February 3, 2004, from American Vantage Media Corporation to Lee Miller as pledge agent. (15)

            10.31       Employment  Agreement,  dated  as  of  August  1,  2004,
                        between   Anna  M.   Morrison   and   American   Vantage
                        Companies.*

            10.32 Agreement and Plan of Merger, dated as of March 21, 2005, among Genius Products, Inc., Genius Acquisition Corp., American Vantage Companies and American Vantage Media Corporation (minus exhibits and schedules). (18)

            10.33 Assumption of Obligations and Pledge Agreement (Video Catalog), dated March 21, 2005, between American Vantage Companies and Genius Products, Inc. (18)

            10.34 Assignment, Assumption and Pledge Agreement, dated March 21, 2005, between American Vantage Companies and Genius Products, Inc. (18)

            10.35 Resale and Voting Agreement, dated March 21, 2005, between American Vantage Companies and Genius Products, Inc. (18)

            10.36 Registration Rights Agreement, dated March 21, 2005, between American Vantage Companies and Genius Products, Inc. (18)

            10.37 Guaranty, dated March 18, 2005, among American Vantage Companies, Al Cattabiani, Lee Miller, Clara Spalter Miller and Clark Selding Koerner. (18)

            14.1        Code of Ethics, dated as of July 31, 2003. (17)

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

----------

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

(10) Incorporated by reference from the Company's Current Report on Form 8-K filed on June 26, 2001.

(11) Incorporated by reference from the Company's Current Report on Form 8-K filed on September 18, 2002.

(12) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended July 31, 2002.

(13) Incorporated by reference from the Company's Current Report on Form 8-K filed on April 16, 2003.

(14) Incorporated by reference from the Company's Current Report on Form 8-K filed on January 15, 2004.

(15) Incorporated by reference from the Company's Current Report on Form 8-K filed on February 18, 2004.

(16) Incorporated by reference from the Company's Current Report on Form 8-K/A filed on March 15, 2004.

(17) Incorporated by reference from the Company's Current Report on Form 10-KSB for the year ended July 31, 2003.

(18) Incorporated by reference from the Company's Current Report on Form 8-K filed on March 25, 2005.

Item 14. Principal Accountant Fees and Services

      The  following   table  sets  forth  the  fees  billed  by  the  Company's
independent accountants for the years ended December 31, 2004 and 2003 for the categories of services indicated.

         Category                            2004                2003
         ----------------------            --------            --------

         Audit fees (1)                    $182,000            $ 34,000
         Audit-related fees (2)               9,000              16,000
         Tax fees (3)                        22,000               9,000
         All other fees (4)                       0                   0

(1) Consists of fees billed for the audit of the Company's financial statements, review of financial statements included in the Company's Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2) Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of the Company's financial statements that are not included in "audit fees" in this table.

(3) Consists of professional services rendered for tax compliance, tax advice and tax planning. The nature of these tax services is tax preparation.

(4) The Company's independent accountants did not provide any other services during the two fiscal years.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.

      The Company's Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has designated its chairperson, Jeanne Hood, to pre-approve permissible non-audit services provided by the independent registered public accounting firm. Generally, the entire Audit Committee pre-approves audit services to be performed on quarterly and annual financial statements. The chairperson presents all pre-approved services to the full Audit Committee for their review and ratification. The percentage of services set forth above in the categories "Audit fees," "Audit-related fees," "Tax fees" and "All other fees" that were approved by the Audit Committee was 100%. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


Dated: May 5, 2005

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


            Signature                           Title                                   Date
            ---------                           -----                                   ----
/s/ Ronald J. Tassinari             President and Chief Executive Officer,           May 5, 2005
-----------------------             Director (Principal Executive)
Ronald J. Tassinari


/s/ Anna M. Morrison                Chief Accounting Officer                         May 5, 2005
--------------------                (Principal Financial Officer)
Anna M. Morrison


/s/ Steven G. Barringer             Director                                         May 5, 2005
-----------------------
Steven G. Barringer


/s/ Jeanne Hood                     Director                                         May 5, 2005
----------------------
Jeanne Hood


/s/ Randolph C. Read                Director                                         May 5, 2005
--------------------
Randolph C. Read


/s/ Audrey K. Tassinari             Director                                         May 5, 2005
-----------------------
Audrey K. Tassinari