Form 10QSB
period 2005-03-31
AMERICAN VANTAGE COMPANIES
filed 2005-06-06
CIK 315428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  (Mark One)

      |X| Quarterly Report Under Section 13 of 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares outstanding of the issuer's common stock at June 6, 2005 was 5,729,107.

Transitional Small Business Disclosure Format:  YES |_|   NO  |X|

                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements
             Condensed Consolidated Balance Sheets as of March 31, 2005
                and December 31, 2004 (unaudited)                                  3
              Condensed Consolidated Statements of Operations for the Three
                 Months Ended March 31, 2005 and 2004 (Unaudited)                  4
             Condensed Consolidated Statements of Stockholders' Equity
                 as of March 31, 2005 (Unaudited)                                  5
              Condensed Consolidated Statements of Cash Flows for the Three
                 Months Ended March 31, 2005 and 2004 (Unaudited)                  6
              Notes to Condensed Consolidated Financial Statements (Unaudited)     7

   Item 2.  Management's Discussion and Analysis or Plan of Operation             15
   Item 3.  Controls and Procedures                                               26

   PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                     27

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds           27
   Item 3.  Defaults Upon Senior Securities                                       27

   Item 4.  Submission of Matters to a Vote of Security Holders                   27

   Item 5.  Other Information                                                     27

   Item 6.  Exhibits                                                              27

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                         March 31, 2005   December 31, 2004
                                                                         --------------   -----------------
ASSETS
Current assets:
      Cash and cash equivalents                                           $    391,000      $  1,944,000
      Restricted certificate of deposit                                      2,500,000         2,500,000
      Equity securities, available for sale, at fair value
          (cost of $14,963,000 and $0), current portion                     12,635,000                --
      Investment in derivative securities (cost of $1,820,000 and $0)        1,449,000                --
      Accounts receivable, net, current portion                                220,000         4,758,000
      Inventories                                                                   --         1,311,000
      Deferred income tax asset                                                985,000         4,517,000
      Other                                                                    143,000           311,000
                                                                          ------------      ------------
                                                                            18,323,000        15,341,000
Film inventory, net                                                                 --         8,218,000
Capitalized film costs, net                                                         --         3,362,000
Accounts receivable, net, less current portion                                      --           201,000
Investments in unconsolidated investees                                        642,000           715,000
Equity securities, available for sale, at fair value
      (cost of $787,000 and $0), less current portion                          665,000                --
Other, net                                                                     579,000         2,333,000
                                                                          ------------      ------------
                                                                          $ 20,209,000      $ 30,170,000
                                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities                            $  3,124,000      $  6,971,000
      Lines of credit                                                        2,500,000         4,649,000
      Other                                                                    328,000           758,000
                                                                          ------------      ------------
                                                                             5,952,000        12,378,000
                                                                          ------------      ------------
Deferred income tax liability                                                  143,000                --
Notes payable                                                                  523,000         4,523,000
                                                                          ------------      ------------
                                                                             6,618,000        16,901,000
Stockholders' equity:
      Preferred stock, $.01 par; 10,000,000 shares authorized;
        0 shares issued and outstanding                                             --                --
      Common stock, $.01 par; 100,000,000 shares authorized;
        5,729,107 shares issued and outstanding                                 57,000            57,000
      Additional paid-in capital                                             5,780,000         5,769,000
      Retained earnings                                                      9,320,000         7,443,000
      Accumulated other comprehensive loss, net of tax                      (1,566,000)               --
                                                                          ------------      ------------
                                                                            13,591,000        13,269,000
                                                                          ------------      ------------
                                                                          $ 20,209,000      $ 30,170,000
                                                                          ============      ============

       See notes to unaudited condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                    Three Mos. Ended   Three Mos. Ended
                                                     March 31, 2005     March 31, 2004
                                                     --------------    ---------------
                                                       (Unaudited) (Unaudited)
Revenues, net                                           $   169,000      $   197,000
Cost of services                                             80,000          105,000
                                                        -----------      -----------

Gross profit                                                 89,000           92,000
                                                        -----------      -----------

Selling, general and administrative
     Other                                                  971,000        1,021,000
     Related parties                                         23,000           41,000
                                                        -----------      -----------
                                                            994,000        1,062,000
                                                        -----------      -----------
Operating loss                                             (905,000)        (970,000)
                                                        -----------      -----------

Non-operating (expense) income
     Interest and other (expense) income, net              (305,000)           6,000
     Gain on sale of land                                        --        3,423,000
                                                        -----------      -----------
                                                           (305,000) 3,429,000
                                                        -----------      -----------

(Loss) income before income tax benefit (provision)      (1,210,000)       2,459,000
Income tax benefit (provision)                              278,000         (906,000)
Equity in income of unconsolidated investees, net           139,000          206,000
                                                        -----------      -----------
(Loss) income from continuing operations                   (793,000)       1,759,000

Gain (loss) from discontinued operations
     Gain (loss) from operations (including gain on
       disposal of $6,218,000 in 2005)                    4,228,000         (812,000)
     Income tax (provision) benefit                      (1,558,000)         276,000
                                                        -----------      -----------

Net income                                              $ 1,877,000      $ 1,223,000
                                                        ===========      ===========

Net (loss) income per share -- basic and diluted:
     Continuing operations                              $     (0.14)     $      0.31
     Discontinued operations                                   0.47            (0.10)
                                                        -----------      -----------
                                                        $      0.33      $      0.21
                                                        ===========      ===========

 Weighted average number of common shares
    and common share equivalents                          5,729,000        5,697,000
                                                        ===========      ===========

       See notes to unaudited condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

                                                                                         Accumulated
                                               Common Stock               Additional        Other
                                           --------------------------       Paid-in      Comprehensive    Retained
                                              Shares       Par Value        Capital          Loss         Earnings
                                           -----------    -----------     -----------    ------------    -----------
Balance, December 31, 2004                   5,729,107    $    57,000     $ 5,769,000    $         --    $ 7,443,000

Net income                                                                                                 1,877,000

Issuance of stock options for
   consulting services                                                         11,000

Other comprehensive expense, net of tax
   Unrealized loss on securities, net of
   tax of $884,000                                                                         (1,566,000)
                                           -----------    -----------     -----------    ------------    -----------
Balance, March 31, 2005 (unaudited)          5,729,107    $    57,000     $ 5,780,000    $ (1,566,000)   $ 9,320,000
                                           ===========    ===========     ===========    ============    ===========

       See notes to unaudited condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Three Mos. Ended     Three Mos. Ended
                                                                           March 31, 2005       March 31, 2004
                                                                          ----------------    -----------------

(unaudited) (unaudited)
Operating activities
     Net cash used in operating activities                                  $   (874,000)        $   (807,000)
                                                                            ------------         ------------

Investing activities
     Purchase of furniture and equipment                                              --               (4,000)
     Proceeds from sale of land                                                       --            7,007,000
     Cash used in discontinued operations                                     (1,014,000)          (5,418,000)
     Cash distribution from unconsolidated restaurant investee                   135,000              250,000
                                                                            ------------         ------------

     Net cash (used in) provided by investing activities                        (879,000)           1,835,000
                                                                            ------------         ------------

Financing activities
     Net borrowings on line of credit                                            200,000                   --
                                                                            ------------         ------------

     Net cash provided by financing activities                                   200,000                   --
                                                                            ------------         ------------

Net (decrease) increase in cash and cash equivalents                          (1,553,000)           1,028,000

Cash and cash equivalents, at beginning of period                              1,944,000            8,628,000
                                                                            ------------         ------------

Cash and cash equivalents, at end of period                                 $    391,000         $  9,656,000
                                                                            ============         ============

Supplemental schedule of noncash investing and financing activities:
     Cash paid for interest from continuing operations                      $     23,000         $         --
                                                                            ============         ============

     Consideration received from March 21, 2005 sale of AVMC:
         7,000,000 shares of Genius common stock                              15,750,000                   --
         1,400,000 warrants to purchase Genius common stock                    1,820,000                   --
                                                                            ------------         ------------
                                                                              17,570,000                   --
     Fair value of disposed assets and liabilities
         Assets, net                                                         (21,879,000)                  --
         Liabilities                                                          12,388,000                   --
         Direct costs for the sale of AVMC                                    (1,343,000)                  --
         Other                                                                  (518,000)                  --
                                                                            ------------         ------------
                                                                            $  6,218,000         $         --
                                                                            ============         ============

       See notes to unaudited condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of operations and summary of significant accounting policies

      Interim financial information. These condensed consolidated financial statements include the accounts of American Vantage Companies and all of its controlled subsidiaries (collectively, ("AVCS") or the ("Company") from the date of their acquisition or creation. All intercompany accounts and transactions have been eliminated. The financial information as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position of the Company as of such dates and the operating results and cash flows of the Company for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted as permitted by the Securities and Exchange Commission under Item 310(b) of Regulation S-B. However, the Company believes the disclosures made are adequate for a fair presentation to ensure that the interim period financial statements are not misleading.

      The Company's results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements (and notes thereto) of the Company for the year ended December 31, 2004, which are included in the Company's Form 10-KSB for the year then ended, as well as the Form 8-K concerning the March 21, 2005 disposal of all of the outstanding common stock of the Company's wholly-owned subsidiary, American Vantage Media Corporation ("AVMC"), to Genius Media, Inc. ("Genius").

      Certain amounts as previously reported for the 2004 period has been reclassified to conform to the current presentation.

      Nature of business and business activities. On December 31, 2003, the Company, acquired substantially all of the assets and business and certain of the liabilities of Enigma Media, Inc. ("Enigma"), dba Hypnotic ("Hypnotic"), and began operations effective January 1, 2004. Hypnotic has been structured as a wholly-owned subsidiary of AVMC.

      AVMC acquired from Enigma its television, branded entertainment and distribution operations and specific intellectual property, including a short-film library plus an ownership interest in two feature films.

      Effective January 1, 2004, AVMC combined the operations of YaYa Media, Inc. ("YaYa"), the Company's wholly-owned subsidiary, and the Hypnotic branded entertainment operations into its Branded Content segment.

      On February 3, 2004, AVMC acquired all of the outstanding common stock of Wellspring Media, Inc. ("Wellspring"), and began operating Wellspring (Filmed Entertainment division) as of that date. Wellspring is a distributor of world cinema and wellness programming. Wellspring's assets include a film library with over 750 titles distributed via its home video, direct response, worldwide sales and theatrical divisions.

      During December 2004, the Company discontinued its Branded Content segment. Accordingly, the Company's consolidated condensed statements of operations have been retroactively adjusted to account for the Branded Content segment as discontinued operations for all periods presented in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

      Effective March 21, 2005, the Company sold all of the outstanding common stock of AVMC to Genius. Genius began operating the AVMC operations effective March 22, 2005. Consideration included 7,000,000 shares of Genius common stock and five-year warrants to purchase an additional 1,400,000 shares of Genius common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share. The consideration also included assumption of certain liabilities, including a $2,349,000 Atlantic Bank of New York credit facility and

AMERICAN VANTAGE COMPANIES NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

$4,000,000 of promissory notes of AVMC. AVCS has guaranteed the obligations arising under $3,274,000 of the AVMC promissory notes. AVCS also assumed payment obligations relating to approximately $1,080,000 of accounts payable incurred in connection with the direct response operations of AVMC (included in accounts payable and accrued liabilities in the March 31, 2005 condensed consolidated balance sheet). The direct response accounts payable obligations will be offset from the proceeds, if any, from the sale of approximately $328,000 of direct response inventory. In conjunction with the sale, the Company recorded a gain of $6,218,000.

      Of the 7,000,000 shares of GNPI common stock acquired from Genius, 5,625,000 shares are not subject to pledges or other restrictions. Such shares, along with the 1,400,000 warrants acquired from Genius, are recorded as "equity securities, available for sale, at fair value" on the accompanying condensed consolidated balance sheets at March 31, 2005, while the shares subject to long-term pledges or other restrictions are recorded as "equity securities, available for sale, less current value" on the condensed consolidated balance sheets at March 31, 2005. The Genius common stock is traded on the over-the-counter bulletin board (OTCBB) under the symbol "GNPI."

      Related to the Genius transaction, the Company and Genius also entered into a pledge agreement, transferring to the Company, certain assets, liabilities and operations held by Hypnotic. The assets and operations transferred back to the Company encompass the prior Film and TV Production segment operations of Hypnotic including co-executive producer fees generated from the television series "The O.C.," but exclude Hypnotic's `back-end' interest in "The O.C."

      Based on the above described transaction, the Company's consolidated condensed statements of operations have been retroactively adjusted to account for AVMC, Wellspring and applicable Hypnotic operations as discontinued operations for all periods presented in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

      In addition to certain Hypnotic assets that provide for the Film and TV Production continuing operations, the Company retained its 49% interest in the Las Vegas Border Grill Restaurant (the "Restaurant Investee"), the Table Mountain Casino litigation and YaYa, which assets primarily include a 10% interest in an unconsolidated investee. The Company has no day-to-day management responsibilities in connection with the operations of either investee.

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

      The Company also excludes the accounts of its YaYa Investee and instead records its investment using the equity method of accounting based on its equity in the YaYa Investee's net assets, which is 10%.

      Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosures, some of which may require revision in future periods. Actual results could differ from those estimates.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Equity securities. Consideration received from the March 21, 2005 sale of AVMC to Genius included 7,000,000 shares of Genius common stock and five-year warrants to purchase an additional 1,400,000 shares of Genius common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share. In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies these equity securities as "available-for-sale." As such, unrealized holding gains and losses are excluded from earnings and reported in other comprehensive loss, net of taxes. As of March 31, 2005, the fair value of the Genius stock was $13,300,000, with an unrealized holding loss of $1,566,000, net of tax of $884,000. A total of 350,000 shares of Genius common stock comprising a portion of the merger consideration are being held in escrow exceeding one year, to secure the indemnification obligations under the merger agreement. These securities, with a fair market value of $665,000, at March 31, 2005, are included as long-term assets in the condensed consolidated balance sheet.

      In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", the fair value of the warrants is recorded as $1,449,000 on the March 31, 2005 condensed consolidated balance sheet. Gains or losses resulting from fluctuations in the fair value are recognized in non-operating (expense) income in the Company's condensed consolidated statement of operations. For the three months ended March 31, 2005, the Company recognized a loss of $371,000 for the change in the fair value of the warrants at March 31, 2005.

      Revenue recognition. The Company's revenues for the three months ended March 31, 2005 and 2004 were generated by the Film and TV Production segment. Revenues from home video, direct response, worldwide sales (television) and theatrical units previously disclosed as the Filmed Entertainment segment are included in discontinued operations. In addition, programming development, advisory services, development of custom software applications and hosting and reporting services previously disclosed as the Branded Content segment are included in discontinued operations.

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

      At December 31, 2004, the Company's goodwill related to the December 31, 2003 acquisition of the Hypnotic operations totaled $574,000. In connection with the preparation of the March 31, 2005 financial statements and the sale of AVMC to Genius on March 21, 2005, management determined that the Hypnotic goodwill carrying value of $517,000 was not recoverable. The loss from impairment is included in loss from discontinued operations in the consolidated statement of operations for the three months ended March 31, 2005.

      Stock-based compensation. The Company accounts for stock-based employee compensation using the intrinsic value method in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Historically, the Company has granted stock options to its employees with an exercise price equal to the market value at the date of grant and, accordingly, no compensation expense is recognized.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Under the intrinsic value method, no compensation cost has been recognized for employee stock-based compensation under the applicable circumstances. Had the Company used the fair value-based method of accounting and recognized compensation expense as provided for in Statement of Financial Accounting Standards No. 123, "Stock-Based Compensation," the net income and net income per share for the following periods would have been as follows:

                                                                      Three Months        Three Months
                                                                         Ended               Ended
                                                                     March 31, 2005      March 31, 2004
                                                                     --------------      --------------


(unaudited) (unaudited)
Net income, as reported                                                $ 1,877,000         $ 1,223,000
   Deduct:  Total stock-based employee compensation
   expense determined under fair value based method, net of tax            (81,000)            (81,000)
                                                                       -----------         -----------

Pro forma net income                                                   $ 1,796,000         $ 1,142,000
                                                                       ===========         ===========

Pro forma net income per share -- basic and diluted                    $      0.31         $      0.20
                                                                       ===========         ===========

      Income taxes. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company's judgment. If the Company subsequently determined that the deferred tax assets, which had been reduced, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made. The Company believes deferred tax assets at March 31, 2005 are recoverable and has not provided a valuation allowance.

Note 2 - Discontinued operations

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

      Also, as discussed above for the March 21, 2005 Genius transaction, the Company's consolidated condensed statements of operations have been retroactively adjusted to account for AVMC and Filmed Entertainment operations as discontinued operations for all periods presented.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Loss from discontinued operations for the Branded Content, Filmed Entertainment and AVMC operations consist of the following:

                                                  Three Months     Three Months
                                                     Ended            Ended
                                                 March 31, 2005   March 31, 2004
                                                 --------------   --------------
                                                   (unaudited) (unaudited)

Revenues                                           $ 1,698,000      $ 3,671,000
Cost of sales and services                           1,794,000        2,006,000
                                                   -----------      -----------

Gross profit                                           (96,000)       1,665,000
                                                   -----------      -----------

Selling, general and administrative                  1,791,000        2,386,000
Non-operating expense                                 (103,000)         (91,000)
Gain on disposal of AVMC                             6,218,000               --
Income tax (provision) benefit                      (1,558,000)         276,000
                                                   -----------      -----------

Gain (loss) from discontinued operations           $ 2,670,000      $  (536,000)
                                                   ===========      ===========

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

      The following summarizes the condensed balance sheet at March 31, 2005, and the statement of operations for the three months ended March 31, 2005 (unaudited) of the Restaurant Investee:

Assets                                                                $1,555,000
Liabilities                                                              488,000
                                                                      ----------

Members' capital                                                      $1,067,000
                                                                      ==========

Revenues                                                              $1,856,000
Expenses                                                               1,537,000
                                                                      ----------

Income from operations                                                $  319,000
                                                                      ==========

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
                                                                      ==========

      In addition, the Company, through YaYa, holds a 10% non-controlling interest in an unconsolidated investee that has entered into an in-substance joint venture arrangement to create a promotional event called a video game touring festival. The Company has no capital requirement in connection with this joint venture and is not obligated to provide future financing of the joint venture's activities. If, after good faith efforts by the parties to this joint venture, there are insufficient corporate sponsors to cover all costs and expenses of staging the initial event, the joint venture shall dissolve and liquidate, unless the parties agree to the contrary. Operating results for the three months ended March 31, 2005 and 2004 of this joint venture are not considered material for disclosure.

Note 4 - Comprehensive income

      Comprehensive income is the total of net income and all other non-stockholder changes in equity. Comprehensive income is as follows:

                                                       Three Mos. Ended  Three Mos. Ended
                                                        March 31, 2005    March 31, 2004
                                                       ----------------  ---------------
                                                         (unaudited)       (unaudited)
Net income, as reported                                  $ 1,877,000       $ 1,223,000
Unrealized loss on securities, net of tax of $884,000     (1,566,000)               --
                                                         -----------       -----------
                                                         $   311,000       $ 1,223,000
                                                         ===========       ===========

Note 5 - Lines of credit

      Effective June 30, 2004, the Company arranged with SouthwestUSA Bank ("SouthwestUSA") a $2,500,000 credit facility (the "SouthwestUSA Line of Credit"). The SouthwestUSA Line of Credit is secured by a certificate of deposit in the principal amount of $2,500,000. This certificate of deposit has a stated interest rate of 1.75% and maturity date of June 30, 2005. The SouthwestUSA Line of Credit interest rate is a floating rate of 0.5% above SouthwestUSA's prime lending rate (which was 5.75% at March 31, 2005). At March 31, 2005, the Company had borrowings of $2,500,000 from the SouthwestUSA Line of Credit. Jeanne Hood, a director of the Company, is a director of SouthwestUSA.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      On April 5, 2005, the Company paid the SouthwestUSA Line of Credit principal balance of $2,500,000 by converting the $2,500,000 certificate of deposit held as collateral for the SouthwestUSA Line of Credit. The SouthwestUSA Line of Credit has been cancelled.

Note 6 - Commitments and contingencies

      Guarantee. As discussed in "Note 1 - Nature of operations and summary of significant accounting policies," on March 21, 2005, the Company sold all of the outstanding common stock of AVMC to Genius. Related to the transaction, the Company has guaranteed to the respective noteholders the obligations arising under the principal amount of $3,274,000 for certain secured negotiable AVMC promissory notes and a secured non-negotiable AVMC promissory note. The noteholders received their promissory notes in connection with AVMC's acquisition of Wellspring on February 3, 2004. The promissory notes bear interest at 7.0% per annum, payable quarterly, and mature on February 3, 2006. The promissory notes were guaranteed by Wellspring at the time of their issuance and are secured by all of the assets of Wellspring and a pledge by AVMC of Wellspring's capital stock owned by AVMC. The Wellspring guaranty and AVMC pledge remain in effect after the sale of AVMC to Genius.

      Operating lease commitments. The AVMC lease obligations for the administrative offices located in Santa Monica, California, the direct response offices located in Los Angeles, California and the Wellspring executive and operations offices located in New York, New York were assumed by the Company. However, Genius may occupy the Wellspring executive and operations offices located in New York, for a transitional period, upon reimbursement of the Company's actual monthly rental cost.

      Rent expense for the three months ended March 31, 2005 and 2004 totaled $256,000 and $222,000, respectively.

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

      In January 2004, the California Superior Court granted the motion and dismissed the Company's complaint. The Company has filed an appeal of this order with the California Court of Appeal, which has yet to schedule a hearing date on its appeal.

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

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Subsequent events

      Effective June 1, 2005, the Company placed 2,000,000 shares of the Genius common stock and 180,000 warrants to purchase shares of Genius common stock, at an exercise price of $2.56 per share, for gross proceeds of $3,500,000. The Company is currently arranging for the placement of another 500,000 shares and 45,000 Genius warrants of the Genius common stock under similar terms as the previous placements.

      Related to the above placements of the Genius stock, the Company also surrendered to Genius for cancellation 225,000 warrants to purchase shares of Genius common stock, at an exercise price of $2.56 per share.

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

Statement on Forward-Looking Statements

      In addition to historical information, this Quarterly Report on Form 10-QSB contains certain forward-looking statements. Such statements include expected financial performance and strategic and operations plans concerning the Company, as well as assumptions, expectations, predictions, intentions or beliefs about future events involving the Company, its vendors and customers and other matters. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "project," "expect," "believe," estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to:

      |X|   The success of the Company's business strategies and future plans of operations,
      |X|   General economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which the Company's operates,
      |X|   Dependence on existing management,
      |X|   Television viewer habits,
      |X|   Demand for the Film and TV Production division's television and film projects,
      |X|   Trends within the gaming and restaurant industries,
      |X|   Management's ability to identify and acquire appropriate, profitable companies and ability to successfully integrate such acquirees, if any, into the Company's existing operations,
      |X|   Management's ability to combine the Company's various operations so that they may work together and grow successfully,
      |X|   Changes in federal and state tax laws or the administration of such laws,
      |X|   Ability to dispose of Genius stock acquired in connection with the
            AVMC transaction, and
      |X|   The other risks detailed elsewhere in this Form 10-QSB and in the
            Company's other filings with the Securities and Exchange Commission.

      Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB and other Company filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed above to reflect events or circumstances that may arise after this Form 10-QSB is filed, or that may have an effect on the Company's overall performance or financial position.

Results of Operations

      Overview. On December 31, 2003, the Company acquired substantially all of the assets and business and certain of the liabilities of Enigma Media, Inc., dba Hypnotic, and began operations effective January 1, 2004. Hypnotic has been structured as a wholly-owned subsidiary of AVMC.

      AVMC acquired from Enigma its television, branded entertainment and distribution operations and specific intellectual property, including a short-film library, plus an ownership interest in two feature films and a television development and production arrangement with Warner Bros. TV. Together with Warner Bros., Hypnotic currently provides executive co-producer services for a television series for the FOX broadcasting network, "The O.C."

      Effective January 1, 2004, AVMC combined the operations of YaYa, the Company's wholly-owned subsidiary, and the Hypnotic branded entertainment operations into its Branded Content segment. The remaining Hypnotic operations were established primarily as the Film and TV Production division.

      On February 3, 2004, AVMC acquired all of the outstanding common stock of Wellspring and began operating Wellspring, as the Filmed Entertainment division, effective February 3, 2004.

      During December 2004, the Company discontinued its Branded Content segment. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Branded Content operating results for the three months ended March 31, 2004 have been retroactively adjusted to account for the Branded Content division as discontinued operations.

      Effective March 21, 2005, Genius Media, Inc. ("Genius") acquired all of the outstanding common stock of AVMC. Related to the transaction, the Company and Genius also entered into a pledge agreement transferring to the Company certain assets, liabilities and operations held by Hypnotic. The assets transferred to the Company include co-executive producer fees generated from the television series, "The O.C.," but exclude Hypnotic's `back-end' interest in "The O.C." The assets transferred to the Company represent primarily the operations of the Film and TV Production division. The Company continues to operate the Film and TV Production division.

      For the three months ended March 31, 2005 and 2004, the Company's consolidated condensed statements of operations have been retroactively adjusted to account for AVMC and Filmed Entertainment as discontinued operations for all periods presented.

The Post-Disposition of AVMC Operations and Assets of the Company

      AVMC constituted the vast majority of the operating assets of the Company for the year ended December 31, 2004 and period ended March 21, 2005. The Company disposed of AVMC to Genius effective March 21, 2005. In connection with such disposition, Genius transferred certain assets, liabilities and operations held by Hypnotic and certain liabilities of Wellspring back to the Company.

      The assets of the Company following the disposition of AVMC primarily consist of the following:

o 7,000,000 shares of GNPI stock, of which 5,625,000 are available for placement by the Company;

o The assets and operations of the Film and TV Production division retained by the Company in connection with the disposition of AVMC, which assets generated approximately $638,000 of revenues during the year ended December 31, 2004. The Company continues to operate the Film and TV Production division;

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

o Liabilities relating to accounts payable of Wellspring assumed by the Company in connection with the disposition of AVMC totaling approximately $1,080,000 (which may be offset by the sale of Wellspring inventory valued at $328,000);

o A contingent liability relating to the Company's guaranty of certain promissory notes of AVMC in the aggregate principal amount of $3,274,000;

o Contingent liabilities relating to the Company's leased premises formerly utilized by AVMC;

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

o The television network hit "The O.C." was created by Hypnotic and Warner Bros. for the Fox network and currently is generating monthly production fees for Hypnotic (Genius is only entitled to the "back-end" fee associated with the revenues generated if and when the series is syndicated);

o     The ability to create television commercials for clients;

o Creating video content, including producing a Yoga exercise video for distribution to retail outlets;

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

      The Company received 7,000,000 shares of Genius common stock and warrants to purchase an additional 1,400,000 of Genius common stock in connection with the disposition of AVMC to Genius in March 2005. A total of 5,625,000 shares of Genius common stock are currently available for placement by the Company. The Company anticipates receiving proceeds from the placement of such shares of Genius common stock, net of fees in connection with such sales, the investment banking fee related to the AVMC sale and monies necessary to fund escrow accounts established in connection with the AVMC disposition. Additional funds will be made available to the Company from placement of shares of Genius common stock initially placed into escrow and/or if monies used to fund escrow accounts are released from such escrow accounts, as well as from placement of shares issued upon exercise of the 1,400,000 warrants received by the Company in connection with the disposition of AVMC.

      The Company intends to use a significant portion of such net proceeds to seek new merger and acquisition candidates, including those that may compliment the operations of the Film and TV Production division or the Border Grill Las Vegas Restaurant, as well as other merger and acquisition opportunities.

For the Three Months Ended March 31, 2005, Compared with the Three Months Ended March 31, 2004

      Revenues. The Film and TV Production segment revenues primarily are generated from an agreement to provide executive co-producer services on a television series. These revenues, totaling $169,000 and $197,000 for the three months ended March 31, 2005 and 2004, respectively, are generally recognized in installments as services are provided.

      Cost of services. Cost of services primarily consists of related internal labor and materials costs, if any, associated with providing the Film and TV Production segment services.

      Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $1,062,000 for the three months ended March 31, 2004 to $994,000 for the three months ended March 31, 2005 for a total decrease of $68,000 or 6.4%. The decrease primarily is attributable to staff reductions in the Film and TV Production division that occurred throughout 2004. Selling, general and administrative expenses primarily include payroll and payroll-related expenses, legal, accounting, rent, travel and other related expenses.

Non-operating income (expense)

      In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", the fair value of the warrants is recorded as $1,449,000 on the March 31, 2005 condensed consolidated balance sheet. Gains or losses resulting from fluctuations in the fair value are recognized in non-operating (expense) income in the Company's condensed consolidated statement of operations. For the three months ended March 31, 2005, the Company recognized a loss of $371,000 for the change in the fair value of the warrants at March 31, 2005.

      On January 30, 2004, the Company completed the sale of approximately 40 acres of undeveloped land owned by the Company and located in North Las Vegas, Nevada. The Company recognized a pre-tax gain of $3,423,000 upon consummation of this land sale transaction.

Income tax benefit (provision)

      During the three months ended March 31, 2005 the Company recognized a tax benefit of $278,000 from continuing operations, primarily related to the periods' losses from operations. For the three months ended March 31, 2004, the Company recognized a tax provision of $906,000 primarily related to the January 2004 gain on the sale of land.

Equity in income of unconsolidated investees, net

      The Company, through a wholly owned subsidiary, holds a 49% minority interest in an unconsolidated investee (the "Restaurant Investee") that owns and operates the Border Grill Las Vegas Restaurant in a casino hotel located on the Las Vegas Strip. Income from the Restaurant Investee decreased from $206,000 for the three months ended March 31, 2004 to $161,000 for the three months ended March 31, 2005. The $45,000 decrease primarily is due to an increase in the monthly management fee charged by the managing agent for the Restaurant Investee. The increase in the monthly management fee was based on arms-length negotiations between the Company and the managing agent. The Company has no day-to-day management responsibilities in connection with the Restaurant Investee or its operations. As a result, and in accordance with generally accepted accounting principles, the Company excludes the accounts of the Restaurant Investee in reporting its operating results. Rather, the Company records the results of its investment in the Restaurant Investee using the equity method of accounting. Future reported income from the Company's Restaurant Investee may differ from cash distributions, as further discussed in the Liquidity and Capital Resources section.

      In addition, YaYa holds a 10% non-controlling interest in an unconsolidated investee that has entered into an in-substance joint venture arrangement to create a promotional event called a video game touring festival. The Company has no capital requirement in connection with this joint venture and is not obligated to provide future financing of the joint venture's activities. If, after good faith efforts by the parties to this joint venture, there are insufficient corporate sponsors to cover all costs and expenses of staging the initial event, the joint venture shall dissolve and liquidate, unless the parties agree to the contrary. Revenues generated by this unconsolidated investee generally occur during the summer months.

Gain (loss) from discontinued operations

      As discussed previously, effective January 1, 2004, AVMC combined the YaYa operations and the Hypnotic branded entertainment operations into its Branded Content segment. During December 2004, the Company discontinued its Branded Content segment. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Branded Content operating results for the three months ended March 31, 2004 have been retroactively adjusted to account for the Branded Content division as discontinued operations.

      AVMC constituted a vast majority of the operating assets of the Company during the three months ended March 31, 2005 and 2004. The Company disposed of AVMC to Genius effective March 21, 2005. The Company received 7,000,000 shares of Genius common stock and warrants to purchase an additional 1,400,000 of Genius common stock in connection with the disposition of AVMC to Genius in March 2005. A total of 5,625,000 shares of Genius common stock are currently available for placement by the Company. At March 21, 2005, the fair market value of the total consideration was $17,570,000. The Company recognized a pre-tax gain of $6,218,000 from the sale of AVMC.

      In addition, due to the sale of AVMC to Genius on March 21, 2005, for the three months ended March 31, 2005 and 2004, the Company's consolidated condensed statements of operations have been retroactively adjusted to account for AVMC and Filmed Entertainment as discontinued operations for all periods presented.

      Filmed Entertainment and Branded Content sales and services. Filmed Entertainment revenues were generated through AVMC's home video, direct response, worldwide sales (television) and theatrical units. This segment's assets included a film library with approximately 750 titles.

      For the period from January 1, 2005 through March 21, 2005, the home video unit generated revenues totaling $1,266,000 as compared to revenues of $1,530,000 for the period from February 3, 2004 through March 31, 2004. Revenues are generated from home video sales to national retailers. The decrease in the home video unit sales for the period ended March 21, 2005 was primarily due to a weaker DVD release schedule as compared to the prior comparative period.

      For the period from January 1, 2005 through March 21, 2005, revenues generated from the direct response, worldwide sales and theatrical units totaled $432,000. Revenues totaling $1,380,000 were generated from these units from February 3, 2004 through March 31, 2004. The decrease in revenues from these units primarily is attributable to the direct response unit. During the period ended March 31, 2004, direct response revenues were generated from sales of home videos sold directly to customers through a "The Video Collection" catalog. On a quarterly basis, an expanded catalog was designed, printed and mailed to the unit's customer base. A smaller version of the quarterly catalog was generally mailed on a monthly basis. Due to high catalog costs, during the last quarter of 2004, the Company issued only one catalog and no catalog was issued during the first quarter of 2005.

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

      Filmed Entertainment and Branded Content cost of sales and services. Filmed Entertainment cost of sales and services for January 1, 2005 through March 21, 2005 and February 3, 2004 through March 31, 2004 totaled $1,794,000 and $1,748,000, respectively, primarily consisting of royalties fees, amortization of the film library, inventory costs for the home video and direct response DVD and video tape sales and film print costs for theatrical releases.

      For the 2005 period, the direct response unit generated negative margins of 6.7% as nonvariable fulfillment charges exceeded declining sales for the period. Also, costs of sales and services for the theatrical unit may vary significantly from period-to-period based on the timing of theatrical releases due to film print and promotional costs.

      At March 31, 2004, Branded Content cost of sales and services totaling $258,000 primarily consisted of internal labor costs, consultants and web hosting costs required to generate the Branded Content segment's advisory and other services revenues.

      Filmed Entertainment, AVMC and Branded Content selling, general and administrative expenses. Selling, general and administrative expenses decreased from $2,386,000 for the three months ended March 31, 2004 to $1,791,000 for January 1, 2005 through March 21, 2005. The Filmed Entertainment selling, general and administrative expenses totaled $1,377,000 for January 1, 2005 through March 21, 2005 as compared to $1,519,000 for February 3, 2004 through March 31, 2004. For the three months ended March 31, 2004, AVMC general and administrative expenses totaled $313,000 as compared to $414,000 for January 1, 2005 through March 21, 2005. Branded Content's selling, general and administrative expenses totaled $554,000 for the three months ended March 31, 2004.

      The decrease in the Filmed Entertainment selling, general and administrative expense primarily is due to the reduction in direct response catalog costs. As discussed above, due to high catalog costs, during the last quarter of 2004, Filmed Entertainment issued only one catalog and no catalog was issued during the first quarter of 2005. For the period ended March 31, 2004 the direct response catalog costs totaled $363,000 as compared to $0 for the period ended March 21, 2005.

      The decrease in Filmed Entertainment catalog costs was partially offset by bank extension fees incurred prior to March 21, 2005. In conjunction with the February 3, 2004 Wellspring acquisition, the Company assumed a Revolving Line of Credit arrangement ("Atlantic Line of Credit") with Atlantic Bank of New York ("Atlantic"). The Atlantic Line of Credit, originally was to expire on May 1, 2004. The Atlantic Line of Credit was extended through the close of the sale of AVMC. To facilitate the extensions, bank fees of approximately $75,000 were paid from January 1, 2005 through March 21, 2005.

      The $101,000 increase in AVMC general and administrative costs, for the 2005 period as compared to the 2004 period, primarily reflects increased rental leasing costs. By March 31, 2004, AVMC had entered into a lease agreement, providing for a monthly base lease amount of approximately $10,000 for its executive offices in Los Angeles, California. At January 1, 2005, AVMC held the lease in Los Angeles and also held a lease for an additional office in Santa Monica, California with a monthly base lease amount of approximately $31,000.

      For the three months ended March 31, 2004, the Branded Content segment incurred significant selling, general and administrative expenses related to payroll and payroll-related costs, consulting fees, employee insurance and rent.

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

      Allowance for uncollectible accounts receivable. Certain Film and TV Production accounts receivable balances are based on contractual agreements that primarily are with Fortune 1000 companies. The Company does not believe there is any significant risk relating to the collectibility of these accounts receivable that would require an allowance for any estimated losses resulting from the inability of its clients to make required payments. However, the Company does periodically analyze each client account, and, when it becomes aware of a specific client's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the client's overall financial condition, the Company would record a specific provision for uncollectible accounts to reduce the related receivable to the amount that is estimated to be collectible.

      Goodwill. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), goodwill and intangible assets with indefinite lives are no longer being amortized but instead are evaluated for impairment periodically, or when events indicate that an impairment could exist. As required by SFAS 142, in the Company's impairment test of goodwill, the fair value of the applicable reporting unit is compared to its carrying value. If the carrying value of the reporting unit exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of goodwill over its estimated fair value.

      At December 31, 2004, the Company's goodwill related to the December 31, 2003 acquisition of the Hypnotic operations totaled $574,000. In connection with the preparation of the March 31, 2005 financial statements and the sale of AVMC to Genius on March 21, 2005, management determined that the Hypnotic goodwill carrying value of $517,000 was not recoverable. The loss from impairment is included in loss from discontinued operations in the consolidated statement of operations for the three months ended March 31, 2005.

      Revenue recognition. The Company's revenues from operations for the three months ended March 31, 2005 and 2004 were generated by the Film and TV Production segment. Revenues from home video, direct response, worldwide sales (television) and theatrical units previously disclosed as the Filmed Entertainment segment are included in discontinued operations. In addition, programming development, advisory services, development of custom software applications and hosting and reporting services previously disclosed as the Branded Content segment are included in discontinued operations.

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

      Other contingencies. In the ordinary course of business, the Company may be involved in legal proceedings regarding contractual and employment relationships, trademark or patent rights, and a variety of other matters. Contingent liabilities are recorded when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will materially exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, the Company believes that no pending legal proceedings or claims, in the ordinary course of business, will have a material impact on the Company's financial position or results of operations. However, if actual or estimated probable future losses exceed the recorded liability for such claims, additional charges may be recorded as other expense in the Company's condensed consolidated statement of operations during the period in which the actual loss or change in estimate occurs.

Significant related party transactions

      Non-employee directors were paid $23,000 and $26,000 during the three months ended March 31, 2005 and 2004, respectively, for serving on the Board of Directors of the Company.

      Jay Brown is outside corporate counsel and the beneficial owner of more than 5% of the Company's common stock. For Mr. Brown's services as corporate counsel, the Company paid him legal retainers of $0 and $15,000 during the three months ended March 31, 2005 and 2004, respectively.

      Effective June 30, 2004, the Company arranged with SouthwestUSA Bank a $2,500,000 credit facility. Jeanne Hood, a director of the Company, is a director of SouthwestUSA. At April 5, 2005, the Company paid the SouthwestUSA Line of Credit principal balance of $2,500,000 by converting the $2,500,000 certificate of deposit held as collateral for the SouthwestUSA Line of Credit.

Liquidity and Capital Resources

      As of March 31, 2005, the Company had cash and cash equivalents totaling $391,000. The Company also had working capital of $12,371,000 at March 31, 2005, as compared with working capital of $2,963,000 at December 31, 2004. Included in the calculation of the working capital balances is a restricted certificate of deposit in the amount of $2,500,000. In addition, the working capital balance at March 31, 2005, also includes Genius stock and warrants totaling $14,084,000. The $9,408,000 net increase in working capital primarily is the result of the March 21, 2005 sale of AVMC.

      Effective March 21, 2005, the Company entered into and consummated the transaction contemplated by an Agreement and Plan of Merger ("Agreement"), pursuant to which the Company disposed of all of the outstanding common stock of AVMC to Genius. The consideration paid for the outstanding shares of AVMC common stock was 7,000,000 shares of Genius common stock and warrants to purchase an additional 1,400,000 shares of Genius common stock. Of the 7,000,000 shares of GNPI common stock acquired from Genius, 5,625,000 shares are not subject to pledges or other restrictions. The 1,400,000 warrants receivable from Genius are not subject to pledges or other restrictions.

      The fair market value of the equity securities is $13,300,000 at March 31, 2005. The available-for-sale securities are valued at their current market value as of the end of each fiscal quarter which could fluctuate between quarters and impact the Company's future results of operations until sold. While the Company believes that it will be successful in its efforts to place the Genius common stock, no assurance can be given as to the amount of proceeds that may be received upon such sale(s).

      The Genius common stock is traded on the over-the-counter bulletin board (OTCBB) under the symbol "GNPI." Factors that may affect the estimated gross proceeds include, but are not limited to, (i) fluctuation in market prices; and,
(ii) Genius entering into another transaction causing dilution to the Genius outstanding stock including the shares held by the Company. While the Company believes that it will be successful in its efforts to place the Genius securities, no assurance can be given as to the amount of proceeds that may be received upon such placement(s).

      The Company intends to fund its future operating costs and merger and acquisition activities from its existing working capital resources and placement of the Genius securities, if any. It is possible that future operations and merger and acquisition opportunities may require additional financing resources. The Company may provide for such requirements with financing from financial institutions and/or the issuance of equity and/or debt securities. No assurance can be given that such financing will be available on advantageous terms to the Company, or at all.

      Net cash used in operating activities was $874,000 for the quarter ended March 31, 2005 as compared to net cash used in operating activities of $807,000 for the quarter ended March 31, 2004.

      Net cash used in investing activities of $879,000 for the quarter ended March 31, 2005 consists primarily of cash used in discontinued operations.

      For the quarter ended March 31, 2004, net cash provided by investing activities primarily consists of the January 30, 2004 sale of the land classified on the consolidated balance sheet as "land held for development or sale." The net proceeds from the sale of the land (excluding legal and consulting expenses), totaling $7,007,000, were utilized in the Company's operations and in the previously announced strategy of expanding into areas of interest in the gaming, entertainment, media and lifestyle industries through mergers or acquisitions.

      On February 3, 2004, AVMC acquired all of the capital stock of Wellspring. The aggregate purchase price for the shares of Wellspring capital stock was $8,000,000, of which $4,000,000 was paid in cash and $4,000,000 in the form of AVMC secured negotiable and non-negotiable notes. These notes were assumed by the purchaser of AVMC effective March 21, 2005. However, the Company has guaranteed the obligations arising under the principal amount of $3,274,000 for the secured negotiable AVMC promissory notes and the secured non-negotiable AVMC promissory note. The promissory notes were guaranteed by Wellspring at the time of their issuance and are secured by all of the assets of Wellspring and a pledge by AVMC of Wellspring's capital stock owned by AVMC. The Wellspring guaranty and AVMC pledge remain in effect.

      For the quarter ended March 31, 2005 and 2004, the Company received capital distributions from the Restaurant Investee totaling $135,000 and $250,000, respectively. The Operating Agreement of the Restaurant Investee does not provide for guaranteed capital distributions. Therefore, future distributions from the Restaurant Investee are subject to fluctuation.

      Net cash provided by financing activities was $200,000 for the quarter ended March 31, 2005 as compared to $0 the quarter ended March 31, 2004. The financing activities for the period ended March 31, 2005 represents draws on the Company's SouthwestUSA Line of Credit.

      Effective June 1, 2005, the Company placed 2,000,000 shares of the Genius common stock and 180,000 warrants to purchase shares of Genius common stock, at an exercise price of $2.56 per share, for gross proceeds of $3,500,000. The Company is currently arranging for the placement of another 500,000 shares and 45,000 Genius warrants of the Genius common stock under similar terms as the previous placements.

      Related to the above placements of the Genius stock, the Company also surrendered to Genius for cancellation 225,000 warrants to purchase shares of Genius common stock, at an exercise price of $2.56 per share.

Impact of Inflation

      The Company believes that inflation has not had a material impact on its operations.

Factors That May Affect Future Results

      As noted previously, effective March 21, 2005, Genius acquired all of the outstanding common stock of AVMC. Related to the transaction, the Company and Genius also entered into a pledge agreement transferring to the Company certain assets, liabilities and operations held by Hypnotic. The assets transferred to the Company encompass the prior Film and TV Production division operations of Hypnotic including co-executive producer fees generated from the television series "The O.C.," but exclude Hypnotic's `back-end' interest in "The O.C." The assets transferred to the Company primarily represent the operations of the Film and TV Production segment including the segment's employees. At March 31, 2005 and 2004, the Film and TV Production segment incurred a net operating loss of $416,000 and $128,000. The Film and TV Production segment generates revenues from relatively few contracts. A decline in the size or number of these contracts could adversely affect its future operations. In addition, despite the Company's efforts to increase Film and TV Production segment revenues and/or decrease the segment operating costs, there is no assurance that the Film and TV Production segment will be successful in its efforts to attain profitability in Fiscal 2005.

      Related to the Genius transaction, the AVMC lease obligations for the administrative offices located in Santa Monica, California, the direct response offices located in Los Angeles, California and the Wellspring executive and operations offices located in New York, New York were assumed by the Company. However, Genius may occupy the Wellspring executive and operations offices located in New York, for a transitional period, upon reimbursement of the Company's actual monthly rental cost. The total annual base rental cost for all facilities lease obligations is approximately $840,000.

      The Company is holding the 5,625,000 shares of Genius common stock and warrants to purchase 1,400,000 additional Genius shares not subject to pledges or other restrictions. As such, the securities will be valued at their then current market value as of the end of each fiscal quarter which could fluctuate between quarters and impact the Company's future results of operations until sold. While the Company believes that it will be successful in its efforts to place the Genius securities, no assurance can be given as to the amount of proceeds that may be received upon such placement(s).

      The Company intends to use a significant portion of such net proceeds to seek new merger and acquisition candidates, including those that may compliment the operations of the Film and TV Production division or the Border Grill Las Vegas Restaurant, as well as other merger and acquisition opportunities.

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

Qualitative and Quantitative Disclosures About Market and Interest Rate Risk

      Except for exceeding insured deposit limits (which deposits totaled approximately $703,000 at March 31, 2005), the Company is exposed to minimal market risks as its cash and cash equivalents investment policy allows only short-term, highly-rated securities. The Company does not hold or issue derivatives, derivative commodity instruments or other similar financial instruments, for trading purposes or otherwise. At December 31, 2004, the Company's cash and cash equivalents approximate their fair values due to the short-term nature of these instruments.

      Consideration received from the March 21, 2005 sale of AVMC to Genius included 7,000,000 shares of Genius common stock and five-year warrants to purchase an additional 1,400,000 shares of Genius common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share. The Company classifies the shares of Genius common stock as "available-for-sale." Accordingly, to reflect fair value at period end, the Company may record an unrealized gain or loss which is subject to fluctuations in the market price of the Genius securities. The Genius common stock is traded on the over-the-counter bulletin board (OTCBB) under the symbol "GNPI."

      During the next 12 months, the Company may enter into financing arrangements which would expose it to interest rate risk.

      The Company has guaranteed the obligations arising under certain secured negotiable promissory notes and a secured non-negotiable promissory note of AVMC in the aggregate principal amount of $3,274,000 pursuant to a Guaranty, dated March 18, 2005, with the holders of such promissory notes. The noteholders received their promissory notes in connection with AVMC's acquisition of Wellspring on February 3, 2004. The promissory notes bear interest at 7% per annum, payable quarterly, and mature on February 3, 2006. The promissory notes were guaranteed by Wellspring at the time of their issuance and are secured by all of the assets of Wellspring and a pledge by AVMC of Wellspring's capital stock owned by AVMC. The Wellspring guaranty and AVMC pledge remained in effect following the sale of AVMC to Genius on March 21, 2005.

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

      An evaluation was performed, as of March 31, 2005, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports that the Company's files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rule and forms, and that such information is accumulated and communicated to the Company's management, including the President and Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

      There has been no change in the Company's internal controls over financial reporting that occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Reference is hereby made to Item 3 of the Company's Annual Report on Form 10-KSB, for the year ended December 31, 2004, filed with the Securities and Exchange Commission on May 10, 2005 (Commission File No.: 0-10061), and to the references made in such item for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries are parties. There have been no material changes in the status of the legal proceedings so referenced.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits

(a)   Exhibits

31.1 Certification of Ronald J. Tassinari pursuant to Exchange Act Rule 13a-14(a)**

31.2  Certification of Anna M. Morrison pursuant to Exchange Act Rule
      13a-14(a)**

32.1  Certification of Ronald J. Tassinari pursuant to 18 U.S.C. Section 1350**

32.2  Certification of Anna M. Morrison pursuant to 18 U.S.C. Section 1350**

-------------------
** Filed herewith.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN VANTAGE COMPANIES

Dated: June 6, 2005                     By: /s/ Ronald J. Tassinari
                                           -------------------------------------
                                           Ronald J. Tassinari,
                                           President and Chief Executive Officer

Dated: June 6, 2005                     By: /s/ Anna M. Morrison
                                           -------------------------------------
                                           Anna M. Morrison,
                                           Chief Accounting Officer