Form 10QSB
period 2005-06-30
AMERICAN VANTAGE COMPANIES
filed 2005-08-15
CIK 315428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


      (Mark One)

      [X] Quarterly Report Under Section 13 of 15(d) of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


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


                                 (702) 227-9800
                                 --------------
                          (Issuer's telephone number)


                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares outstanding of the issuer's common stock at August 12, 2005 was 5,729,107.


Transitional Small Business Disclosure Format: YES [ ] NO [X]

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of
                June 30, 2005 (unaudited) and December 31, 2004              3

            Condensed Consolidated Statements of Operations
                for the Three And Six Months Ended June 30, 2005
                and 2004 (unaudited)                                         4

            Condensed Consolidated Statements of Stockholders'
                Equity as of June 30, 2005 and December 31, 2004
                (unaudited)                                                  5

            Condensed Consolidated Statements of Cash Flows for
                the Six Months Ended June 30, 2005 and 2004 (unaudited)      6

            Notes to Condensed Consolidated Financial Statements
                (unaudited)                                                  7

   Item 2. Management's Discussion and Analysis or Plan of Operation        16

   Item 3. Controls and Procedures                                          27


   PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                                28

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      28

   Item 3. Defaults Upon Senior Securities                                  28

   Item 4. Submission of Matters to a Vote of Security Holders              28

   Item 5. Other Information                                                28

   Item 6. Exhibits                                                         28


SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                         June 30, 2005      December 31, 2004
                                                                        ---------------    -------------------
ASSETS
Current assets:
      Cash and cash equivalents                                            $ 1,379,000            $ 1,944,000
      Restricted cash and cash equivalents                                   2,050,000              2,500,000
      Equity securities, available for sale, at fair value
          (cost of $9,338,000 and $0), current portion                       8,923,000                      -
      Investment in derivative securities (cost of $1,244,000 and $0)        1,150,000                      -
      Accounts receivable, net, current portion                                120,000              4,758,000
      Deferred income tax asset, less valuation allowance of
          $1,105,000 and $0, respectively                                            -              4,517,000
      Other                                                                    127,000              1,622,000
                                                                        ---------------    -------------------
                                                                            13,749,000             15,341,000
Film inventory, net                                                                  -              8,218,000
Capitalized film costs, net                                                          -              3,362,000
Accounts receivable, net, less current portion                                       -                201,000
Investments in unconsolidated investees                                        728,000                715,000
Equity securities, available for sale, at fair value
      (cost of $787,000 and $0), less current portion                          752,000                      -
Other, net                                                                     543,000              2,333,000
                                                                        ---------------    -------------------
                                                                          $ 15,772,000           $ 30,170,000
                                                                        ===============    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and other current liabilities                       $ 2,946,000            $ 7,729,000
      Lines of credit                                                                -              4,649,000
                                                                        ---------------    -------------------
                                                                             2,946,000             12,378,000
Notes payable                                                                  523,000              4,523,000
                                                                        ---------------    -------------------
                                                                             3,469,000             16,901,000
                                                                        ---------------    -------------------
Stockholders' equity:
      Preferred stock, $.01 par; 10,000,000 shares authorized;
        0 shares issued and outstanding                                              -                      -
      Common stock, $.01 par; 100,000,000 shares authorized;
        5,729,107 shares issued and outstanding                                 57,000                 57,000
      Additional paid-in capital                                             5,780,000              5,769,000
      Retained earnings                                                      6,754,000              7,443,000
      Accumulated other comprehensive loss, net of tax                        (288,000)                     -
                                                                        ---------------    -------------------
                                                                            12,303,000             13,269,000
                                                                        ---------------    -------------------
                                                                          $ 15,772,000           $ 30,170,000
                                                                        ===============    ===================

       See notes to unaudited condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                             Three Mos.    Three Mos.      Six Mos.       Six Mos.
                                                               Ended         Ended          Ended          Ended
                                                           June 30, 2005  June 30, 2004  June 30, 2005  June 30, 2004
                                                           -------------  -------------  -------------  -------------
Revenues, net                                              $     75,000   $     81,000   $     244,000  $     278,000

Cost of services                                                 17,000         66,000          97,000        171,000
                                                           ------------   -------------  -------------  -------------

Gross profit                                                     58,000         15,000         147,000        107,000
                                                           ------------   -------------  -------------  -------------

Selling, general and administrative
    Payroll and payroll-related expenses                        285,000        307,000         619,000        787,000
    Related parties                                              55,000         38,000          78,000         79,000
    Other                                                       629,000        590,000       1,266,000      1,131,000
                                                           ------------   -------------  -------------  -------------
                                                                969,000        935,000       1,963,000      1,997,000
                                                          -------------   -------------  -------------  -------------
Operating loss                                                 (911,000)      (920,000)     (1,816,000)    (1,890,000)
                                                           ------------   -------------  -------------  -------------

Non-operating (expense) income
    Interest and other income (expense), net                    249,000         54,000         (56,000)        60,000
    Loss on sale of stock                                    (2,041,000)             -      (2,041,000)             -
    Gain on sale of land                                              -              -               -      3,423,000
                                                           ------------   ------------   -------------  -------------
                                                             (1,792,000)        54,000      (2,097,000)     3,483,000
                                                           ------------   ------------   -------------  -------------

(Loss) income from continuing operations before
   income tax (provision) benefit                            (2,703,000)      (866,000)     (3,913,000)     1,593,000
Income tax (provision) benefit                                 (119,000)       226,000         159,000       (680,000)
Equity in income of unconsolidated investees, net               256,000        201,000         395,000        407,000
                                                           ------------   ------------   -------------  -------------
(Loss) income from continuing operations                     (2,566,000)      (439,000)     (3,359,000)     1,320,000

(Loss) income from discontinued operations
    (Loss) income from discontinued operations
       (including gain on disposal of $6,218,000                      -    (2,130,000)       4,228,000     (2,942,000)
        in March 31, 2005 quarter)
    Income tax benefit (provision)                                    -       724,000       (1,558,000)     1,000,000
                                                           ------------   ------------   -------------  -------------

Net loss                                                   $ (2,566,000)  $ (1,845,000)  $    (689,000) $    (622,000)
                                                           ============   ============   =============  =============

Net (loss) income per share -- basic and diluted:
    Continuing operations                                  $      (0.45)  $      (0.08)  $       (0.59) $        0.23
    Discontinued operations                                           -          (0.24)           0.47          (0.34)
                                                           ------------   ------------   -------------  -------------
                                                           $      (0.45)  $      (0.32)  $       (0.12) $       (0.11)
                                                           ============   ============   =============  =============

 Weighted average number of common shares
    and common share equivalents                              5,729,000      5,704,000       5,729,000      5,700,000
                                                           ============   ============   =============  =============

       See notes to unaudited condensed consolidated financial statements

ANERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

                                                                                                         Accumulated
                                                      Common stock                       Additional        Other
                                              --------------------------    Paid-in     Comprehensive     Retained
                                                 Shares      Par Value      Capital          Loss         Earnings
                                              ------------  ------------  ------------  --------------   ------------

BALANCE, DECEMBER 31, 2004                       5,729,107  $     57,000  $  5,769,000  $           --   $  7,443,000

Net loss                                                --            --            --              --       (689,000)

Issuance of stock options for consulting
 services                                               --            --        11,000              --             --
Other comprehensive loss, net of tax:
   Unrealized loss on securities, net of tax
      benefit of $162,000 and net
      reclassification adjustments for
      realized losses included in net loss              --            --            --        (288,000)            --
                                              ------------  ------------  ------------  --------------   ------------


BALANCE, JUNE 30, 2005                           5,729,107  $     57,000  $  5,780,000  $     (288,000)  $  6,754,000
                                              ============  ============  ============  ==============   ============

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                 SIX MOS. ENDED       SIX MOS. ENDED
                                                                  JUNE 30, 2005       JUNE 30, 2004
                                                               ------------------   ------------------
Operating activities
     Net cash used in operating activities                     $       (1,730,000)  $       (2,393,000)
                                                               ------------------   ------------------

INVESTING ACTIVITIES
     Purchase of furniture and equipment                                       --              (13,000)
     Proceeds from sale of stock and warrants,
       less direct costs                                                4,162,000                   --
     Proceeds from sale of land                                                --            7,007,000
     Cash paid for acquisition direct costs                                    --              (14,000)
     Purchase certificate of deposit                                           --           (2,500,000)
     Proceeds from maturity of certificate of deposit                   2,500,000                   --
     Purchase standby letter of credit                                         --             (350,000)
     Cash transferred to an escrow account                             (2,050,000)                  --
     Cash used in discontinued operations                              (1,452,000)          (6,362,000)
     Cash distribution from unconsolidated restaurant
       investee                                                           305,000              738,000
                                                               ------------------   ------------------
     Net cash provided by (used in) investing activities                3,465,000           (1,494,000)
                                                               ------------------   ------------------

FINANCING ACTIVITIES
     Borrowings on line of credit                                         200,000                   --
     Payment of line of credit                                         (2,500,000)                  --
                                                               ------------------   ------------------
     Net cash used in financing activities                             (2,300,000)                  --
                                                               ------------------   ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (565,000)          (3,887,000)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                       1,944,000            8,628,000
                                                               ------------------   ------------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                    $        1,379,000   $        4,741,000
                                                               ==================   ==================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
     Cash paid for interest from continuing operations         $           37,000   $               --
                                                               ==================   ==================
     Taxes paid from continuing operations                     $            5,000   $           12,000
                                                               ==================   ==================

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Consideration received from March 21, 2005 sale of AVMC:
        7,000,000 shares of Genius common stock                $       15,750,000   $               --
        1,400,000 warrants to purchase Genius common stock              1,820,000                   --
                                                               ------------------   ------------------
                                                                       17,570,000                   --
     Fair value of disposed assets and liabilities
        Assets, net                                                   (21,879,000)                  --
        Liabilities                                                    12,388,000                   --
        Direct costs for the sale of AVMC                              (1,343,000)                  --
        Other                                                            (518,000)                  --
                                                               ------------------   ------------------
     Gain on disposal                                          $       (6,218,000)  $               --
                                                               ==================   ==================

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      INTERIM FINANCIAL INFORMATION. These condensed consolidated financial statements include the accounts of American Vantage Companies and all of its controlled subsidiaries (collectively, "AVCS" or the "Company") from the date of their acquisition or creation. All intercompany accounts and transactions have been eliminated. The financial information as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position of the Company as of such dates and the operating results and cash flows of the Company for those periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted as permitted by the Securities and Exchange Commission under Item 310(b) of Regulation S-B. However, the Company believes the disclosures made are adequate for a fair presentation to ensure that the interim period financial statements are not misleading.

      The Company's results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements (and notes thereto) of the Company for the year ended December 31, 2004, which are included in the Company's Form 10-KSB for the year then ended, the financial and other information contained in the Company's Form 10-QSB for the three months ended March 31, 2005, as well as the Form 8-K concerning the March 21, 2005 disposal of all of the outstanding common stock of the Company's wholly-owned subsidiary, American Vantage Media Corporation ("AVMC"), to Genius Products, Inc. ("Genius" or "GNPI").

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

      During December 2004, the Company discontinued its Branded Content segment. Accordingly, the Company's consolidated condensed statements of operations have been retroactively adjusted to account for the Branded Content segment as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


      Effective March 21, 2005, the Company sold all of the outstanding common stock of AVMC to Genius. Genius began operating the AVMC operations effective March 22, 2005. Consideration included 7,000,000 shares of Genius common stock and five-year warrants to purchase an additional 1,400,000 shares of Genius common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share. The consideration also included assumption of certain liabilities, including a $2,349,000 Atlantic Bank of New York credit facility and $4,000,000 of promissory notes of AVMC. AVCS has guaranteed the obligations arising under $3,274,000 of the AVMC promissory notes which mature on February 3, 2006. AVCS also assumed payment obligations relating to approximately $1,080,000 of accounts payable incurred in connection with the direct response operations of AVMC (included in accounts payable and accrued liabilities in the June 30, 2005 condensed consolidated balance sheet). The direct response accounts payable obligations will be offset from the proceeds, if any, from the sale of approximately $328,000 of direct response inventory. In conjunction with the sale, the Company recorded a gain of $6,218,000.

      Of the 7,000,000 shares of GNPI common stock acquired from Genius, 5,625,000 shares are not subject to pledges or other restrictions. Those shares not subject to pledges or other restrictions, along with the warrants acquired from Genius, are classified as current assets in the accompanying condensed consolidated balance sheets at June 30, 2005, while the shares subject to long-term pledges or other restrictions are recorded as long-term assets in the accompanying condensed consolidated balance sheets. The Genius common stock is traded on the over-the-counter bulletin board (OTCBB) under the symbol "GNPI."

      Effective June 1, 2005, the Company placed 2,000,000 shares of the Genius common stock and 180,000 warrants to purchase shares of Genius common stock, at an exercise price of $2.56 per share, for gross proceeds of $3,500,000. Effective June 4, 2005 the Company placed 500,000 shares and 45,000 Genius warrants of the Genius common stock under similar terms as the previous placement for gross proceeds of $875,000. Related to these placements of the Genius stock, the Company also surrendered to Genius for cancellation 225,000 warrants to purchase shares of Genius common stock, at an exercise price of $2.56 per share. In conjunction with these transactions, the Company recognized a loss of $2,041,000.

      Related to the Genius transaction, the Company and Genius also entered into a pledge agreement, transferring to the Company, certain assets, liabilities and operations held by Hypnotic. The book value of these assets that were transferred back was not part of the accounting for the original sale and was assets retained by the Company. The assets and operations transferred back to the Company encompass the prior Film and TV Production segment operations of Hypnotic including co-executive producer fees generated from the television series "The O.C.," but exclude Hypnotic's `back-end' interest in "The O.C."

      Based on the above described transaction, the Company's condensed consolidated statements of operations have been retroactively adjusted to account for AVMC, Wellspring and applicable Hypnotic operations as discontinued operations for all periods presented in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

      In addition to certain Hypnotic assets that constitute the basis for the remaining Film and TV Production continuing operations, the Company retained its 49% interest in the Las Vegas Border Grill Restaurant (the "Restaurant Investee"), the Table Mountain Casino litigation and YaYa, which assets primarily include a 10% interest in an unconsolidated investee. The Company has no day-to-day management responsibilities in connection with the operations of either investee.

      PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of American Vantage Companies and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


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

      EQUITY SECURITIES. Consideration received from the March 21, 2005 sale of AVMC to Genius included 7,000,000 shares of Genius common stock and five-year warrants to purchase an additional 1,400,000 shares of Genius common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share. In June 2005, the Company placed 2,500,000 shares of the Genius common stock and 225,000 warrants to purchase shares of Genius common stock, at an exercise price of $2.56 per share, for gross proceeds of $4,375,000. Related to these placements of the Genius stock, the Company also surrendered to Genius for cancellation 225,000 warrants to purchase shares of Genius common stock, at an exercise price of $2.56 per share.

      In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies these equity securities as "available-for-sale." As such, unrealized holding gains and losses are excluded from earnings and reported in other comprehensive loss, net of taxes. As of June 30, 2005, the fair value of the Genius stock was $9,675,000, including an unrealized holding loss of $450,000. A total of 350,000 shares of Genius common stock comprising a portion of the merger consideration are being held in escrow exceeding one year, to secure the indemnification obligations under the merger agreement. These securities, with a fair market value of $752,000, at June 30, 2005, are included as long-term assets in the condensed consolidated balance sheets.

      In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," the fair value of the warrants is recorded as $1,150,000 on the June 30, 2005 condensed consolidated balance sheet. The warrants have been accounted for as derivatives as the terms require or permit a cashless exercise. Gains or losses resulting from fluctuations in the fair value are recognized in non-operating (expense) income in the Company's condensed consolidated statement of operations. For the three and six months ended June 30, 2005, the Company recognized income and a loss of $277,000 and $94,000, respectively, for the change in the fair value of the warrants at June 30, 2005.

      In accordance with Emerging Issues Task Force Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," the Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. There were no other-than-temporary impairment losses during the three or six months ended June 30, 2005.

      REVENUE RECOGNITION. The Company's revenues for the three and six months ended June 30, 2005 and 2004 were generated by the Film and TV Production segment. Revenues from home video, direct response, worldwide sales (television) and theatrical units previously disclosed as the Filmed Entertainment segment are included in discontinued operations. In addition, programming development, advisory services, development of custom software applications and hosting and reporting services previously disclosed as the Branded Content segment are included in discontinued operations.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


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

      At December 31, 2004, the Company's goodwill related to the December 31, 2003 acquisition of the Hypnotic operations totaled $574,000. In connection with the sale of AVMC to Genius on March 21, 2005, management determined that the Hypnotic goodwill carrying value of $517,000 was associated with assets sold to Genius, and therefore, the $517,000 was included in the gain on sale.

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

      Under the intrinsic value method, no compensation cost has been recognized for employee stock-based compensation under the applicable circumstances. Had the Company used the fair value-based method of accounting and recognized compensation expense as provided for in SFAS No. 123, "Stock-Based Compensation," the net loss and net loss per share for the following periods would have been as follows:

                                                     THREE MONTHS        THREE MONTHS        SIX MONTHS           SIX MONTHS
                                                         ENDED               ENDED              ENDED                ENDED
                                                     JUNE 30, 2005       JUNE 30, 2004      JUNE 30, 2005        JUNE 30, 2004
                                                   -----------------   -----------------   -----------------   -----------------
                                                        (unaudited)        (unaudited)        (unaudited)         (unaudited)

Net loss, as reported                              $      (2,566,000)   $     (1,845,000)  $        (689,000)  $        (622,000)
   Deduct:  Total stock-based employee
     compensation expense determined under
     fair value method, net of tax                           (31,000)            (71,000)           (112,000)           (416,000)
                                                   -----------------   -----------------   -----------------   -----------------

Pro forma net loss                                 $      (2,597,000)  $      (1,916,000)  $        (801,000)  $      (1,038,000)
                                                   =================   =================   =================   =================

Pro forma net loss per share -- basic and diluted  $           (0.45)  $           (0.34)  $           (0.14)  $           (0.18)
                                                   =================   =================   =================   =================

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


      INCOME TAXES. The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. If the Company subsequently determined that the deferred tax assets, which had been reduced, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

      The Company recorded an income tax provision of $119,000 for the three months ended June 30, 2005. For the period, the Company's overall effective tax rate of (4.4%) differs from the statutory rate in prior periods due to the recording of a valuation allowance of $1,105,000 against the deferred tax asset.

      On July 14, 2005 the FASB released an Exposure Draft for its proposed Interpretation regarding accounting for uncertain tax positions. The proposed guidance addresses the recognition, measurement, classification, and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty.

      The proposed effective date is the first fiscal year ending after December 15, 2005. Any adjustments resulting from the application of the proposed Interpretation would be recognized as a cumulative effect of a change in accounting principle. FASB has provided a 60-day comment period, which closes September 12, 2005. Management is unable to predict the final action by FASB, but is currently assessing the provisions of this proposed Interpretation.


NOTE 2 - DISCONTINUED OPERATIONS

      Effective January 1, 2004, AVMC combined the YaYa operations and the Hypnotic branded entertainment operations into its Branded Content segment. During December 2004, the Company discontinued its Branded Content segment. Accordingly, the Company's consolidated statements of operations for the three and six months ended June 30, 2004, have been retroactively adjusted to account for the Branded Content segment as discontinued operations for the periods presented in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

      Also, as discussed above, as a result of the March 21, 2005 Genius transaction, the Company's consolidated condensed statements of operations have been retroactively adjusted to account for AVMC and Filmed Entertainment operations as discontinued operations for all periods presented.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


      (Loss) income from discontinued operations for the Branded Content, Filmed Entertainment and AVMC operations consist of the following:


                                   THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                      ENDED            ENDED           ENDED           ENDED
                                   JUNE 30, 2005   JUNE 30, 2004   JUNE 30, 2005   JUNE 30, 2004
                                 ----------------------------------------------------------------
                                   (unaudited)     (unaudited)     (unaudited)      (unaudited)

Revenues                         $           --  $    4,746,000   $    1,698,000      $,8,417,000
Cost of sales and services                   --       3,164,000        1,794,000        5,170,000
                                 --------------  --------------   --------------   --------------

Gross profit                                 --       1,582,000          (96,000)       3,247,000
                                 --------------  --------------   --------------   --------------

Selling, general and
  administrative                             --       3,583,000        1,791,000        5,969,000
Non-operating expense                        --        (129,000)        (103,000)        (220,000)
Gain on disposal of AVMC                     --              --        6,218,000               --
Income tax (provision) benefit               --         724,000       (1,558,000)       1,000,000
                                 --------------  --------------   --------------   --------------

(Loss) income from discontinued
    operations                   $           --  $   (1,406,000)  $    2,670,000   $   (1,942,000)
                                 ==============  ==============   ==============   ==============

NOTE 3 - INVESTMENTS IN UNCONSOLIDATED INVESTEES

      The Company, through a wholly owned subsidiary, has a 49% minority interest in an unconsolidated investee that owns and operates a restaurant in a casino hotel located on the Las Vegas "Strip." The Company has no day-to-day management responsibilities in connection with the Restaurant Investee or the Restaurant Investee's operations. The Company excludes the accounts of the Restaurant Investee and instead records its investment using the equity method of accounting, as adjusted to reflect the terms of the Restaurant Investee's operating agreement regarding allocation of profits and losses among the Restaurant Investee's members.

      The following summarizes the condensed balance sheets of the Restaurant
Investee:

                                      JUNE 30, 2005          DECEMBER 31, 2004
                                  ---------------------    ---------------------
                                         (unaudited)             (unaudited)

Assets                            $           1,753,000    $           1,496,000
Liabilities                                     563,000                  473,000
                                  ---------------------    ---------------------

Members' capital                  $           1,190,000    $           1,023,000
                                  =====================    =====================

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


      The following summarizes the condensed statements of operations of the Restaurant Investee:

                              THREE MONTHS            THREE MONTHS             SIX MONTHS              SIX MONTHS
                                 ENDED                   ENDED                   ENDED                   ENDED
                              JUNE 30, 2005           JUNE 30, 2004           JUNE 30, 2005           JUNE 30, 2004
                        ----------------------  ----------------------  ----------------------  ----------------------
                               (unaudited)             (unaudited)             (unaudited)             (unaudited)
Revenues                $            2,284,000  $            2,157,000  $            4,140,000  $            4,092,000
Expenses                             1,762,000               1,750,000               3,299,000               3,271,000
                        ----------------------  ----------------------  ----------------------  ----------------------

Income from operations  $              522,000  $              407,000  $              841,000  $              821,000
                        ======================  ======================  ======================  ======================


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


NOTE 4 - COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) is the total of net income and all other non-stockholder changes in equity. Comprehensive income is as follows:


                                        THREE MONTHS            THREE MONTHS             SIX MONTHS              SIX MONTHS
                                           ENDED                   ENDED                   ENDED                   ENDED
                                       JUNE 30, 2005           JUNE 30, 2004           JUNE 30, 2005           JUNE 30, 2004
                                    --------------------   --------------------   --------------------   --------------------
                                         (unaudited)             (unaudited)             (unaudited)             (unaudited)

Net loss, as reported               $         (2,566,000)  $         (1,845,000)  $           (689,000)  $           (622,000)
Unrealized gain (loss) on
  securities, net of tax provision
  of $722,000 and tax benefit of
  $162,000, respectively and net of
  reclassification adjustments for
  realized losses included in net
  loss                                         1,278,000                     --               (288,000)                    --
                                    --------------------   --------------------   --------------------   --------------------

                                    $         (1,288,000)  $         (1,845,000)  $           (977,000)  $           (622,000)
                                    ====================   ====================   ====================   ====================

NOTE 5 - LINES OF CREDIT

      Effective June 30, 2004, the Company arranged with SouthwestUSA Bank ("SouthwestUSA") a $2,500,000 credit facility (the "SouthwestUSA Line of Credit"). The SouthwestUSA Line of Credit was secured by a certificate of deposit in the principal amount of $2,500,000. This certificate of deposit had a stated interest rate of 1.75% and maturity date of June 30, 2005. Jeanne Hood, a director of the Company, is a director of SouthwestUSA.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


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

      During June 2005, the Company funded $2,050,000 to an escrow account against the guarantee of the obligations for the AVMC promissory notes and secured non-negotiable AVMC promissory note. During July 2005, the Company funded an additional $450,000 to the escrow account. There is no further commitment by the Company to fund additional escrow amounts against the guarantee.

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

      Rent expense for the three months ended June 30, 2005 and 2004 totaled $77,000 and $235,000, respectively. For the six months ended June 30, 2005 and 2004, rent expense totaled $333,000 and $457,000, respectively.

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

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


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


NOTE 7 - SUBSEQUENT EVENT

      Effective August 9, 2005, the Company placed 3,125,000 shares of the Genius common stock, for gross proceeds of $4,688,000, with a realized loss of $2,344,000 excluding direct costs.

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

      o The success of the Company's business strategies and plans of future operations,

      o General economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which the Company's operates,

      o  Dependence on existing management,

      o  Television viewer habits,

      o Demand for the Film and TV Production division's television and film projects,

      o  Trends within the gaming and restaurant industries,

      o Management's ability to identify and acquire appropriate, profitable companies and ability to successfully integrate such acquirees, if any, into the Company's existing operations,

      o Management's ability to combine the Company's various operations so that they may work together and grow successfully,

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

      During December 2004, the Company discontinued its Branded Content segment. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Branded Content operating results for the three and six months ended June 30, 2004 have been retroactively adjusted to account for the Branded Content division as discontinued operations.

      Effective March 21, 2005, Genius Products, Inc. ("Genius") acquired all of the outstanding common stock of AVMC. Related to the transaction, the Company and Genius also entered into a pledge agreement transferring to the Company certain assets, liabilities and operations held by Hypnotic. The assets transferred to the Company include co-executive producer fees generated from the television series, "The O.C.," but exclude Hypnotic's `back-end' interest in "The O.C." The assets transferred to the Company represent primarily the operations of the Film and TV Production division. The Company continues to operate the Film and TV Production division.

      For the six months ended June 30, 2005 and the three and six months ended June 30, 2004, the Company's consolidated condensed statements of operations have been retroactively adjusted to account for AVMC and Filmed Entertainment as discontinued operations for all periods presented.


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

      The assets of the Company following the disposition of AVMC primarily consist of the following:

      o  The equity securities acquired from Genius;

      o The assets and operations of the Film and TV Production division retained by the Company in connection with the disposition of AVMC. The Company continues to operate the Film and TV Production division;

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

      o Liabilities relating to accounts payable of Wellspring assumed by the Company in connection with the disposition of AVMC totaling approximately $1,080,000;

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

      The listing of the Company's assets and liabilities following the disposition of AVMC set forth above is merely a summary of such assets and liabilities. Reference is hereby made to the Company's Current Report on Form 8-K/A (Date of Report: March 21, 2005), filed with the SEC on June 6, 2006 (Commission File No.: 0-10061), which includes pro forma financial information giving effect to the disposition of AVMC.

      The Company anticipates that the Film and TV Production division assets it retained following the AVMC disposition will derive operating revenues from a number of sources, including:

      o Creating and developing content, primarily for television, which will then be marketed to television networks;

      o The television network hit "The O.C." was created by Hypnotic and Warner Bros. for the Fox network and currently is generating production fees from each episode for Hypnotic (Genius is only entitled to the "back-end" fee associated with the revenues generated if and when the series is syndicated);

      o  The ability to create television commercials for clients;

      o Creating video content, including producing a Yoga exercise video for distribution to retail outlets;

      o An overhead arrangement with Sony Pictures which allows Sony to have first refusal on all Hypnotic-created TV content; and

      o Association with two employees who have many years of experience in the television and film industries; one was a senior executive with NBC (David Bartis) and the other is a notable film director, with film credits including "The Bourne Identity" and the recently released film "Mr. and Mrs. Smith," starring Brad Pitt and Angelina Jolie (Douglas Liman).


FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005, COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

      REVENUES. The Film and TV Production segment revenues primarily are generated from an agreement to provide executive co-producer services on a television series. These revenues, totaling $75,000 and $244,000 for the three and six months ended June 30, 2005, respectively, as compared to $81,000 and $278,000 for the comparable 2004 periods, are generally recognized in installments as services are provided.

      COST OF SERVICES. Cost of services primarily consists of related internal labor and materials costs, if any, associated with providing the Film and TV Production segment services.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $935,000 for the three months ended June 30, 2004 to $969,000 for the three months ended June 30, 2005 for a total increase of $34,000 or 3.6%. The increase primarily is attributable to higher audit and accounting costs incurred to finalize the audit of the December 31, 2004 consolidated financial statements.

      Selling, general and administrative expenses for the six months ended June 30, 2005 and 2004 totaled $1,963,000 and $1,997,000, respectively, for a total decrease of $34,000 or 1.7%. Selling, general and administrative expenses primarily include payroll and payroll-related expenses, legal, accounting, rent, travel and other related expenses.


NON-OPERATING INCOME (EXPENSE)

      In June 2005, the Company placed 2,500,000 shares of the Genius common stock and 225,000 warrants to purchase shares of Genius common stock, at an exercise price of $2.56 per share, for gross proceeds of $4,375,000. Related to these placements of the Genius stock, the Company also surrendered to Genius for cancellation 225,000 warrants to purchase shares of Genius common stock, at an exercise price of $2.56 per share. For the three and six months ended June 30, 2005, the Company recognized a loss of $2,041,000 on the placement of the shares and Genius warrants and cancellation of the Genius warrants.


      In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," the fair value of the warrants is recorded as $1,150,000 on the June 30, 2005 condensed consolidated balance sheet. The warrants have been accounted for as derivatives as the terms require or permit a cashless exercise. Gains or losses resulting from fluctuations in the fair value are recognized in interest and other (expense) income in the Company's condensed consolidated statement of operations. For the three and six months ended June 30, 2005, the Company recognized a gain of $277,000 and a loss of $94,000, respectively, for the change in the fair value of the warrants at June 30, 2005.

      On January 30, 2004, the Company completed the sale of approximately 40 acres of undeveloped land owned by the Company and located in North Las Vegas, Nevada. The Company recognized a pre-tax gain of $3,423,000 upon consummation of this land sale transaction.


INCOME TAX (PROVISION) BENEFIT

      During the three and six months ended June 30, 2005, the Company recognized a tax (provision) benefit from continuing operations of $(119,000) and $159,000, respectively, primarily related to the periods' pretax losses and the recording of a valuation allowance of $1,105,000 during the three months ended June 30, 2005. For the three months ended June 30, 2004, the Company recognized a tax benefit of $226,000 primarily related to the periods' losses from operations. For the six months ended June 30, 2004, the Company recognized a tax provision of $680,000 primarily related to the gain on the sale of the land.


EQUITY IN INCOME OF UNCONSOLIDATED INVESTEES, NET

      The Company, through a wholly owned subsidiary, holds a 49% minority interest in an unconsolidated investee (the "Restaurant Investee") that owns and operates the Border Grill Las Vegas Restaurant in a casino hotel located on the Las Vegas Strip. Income from the Restaurant Investee increased from $201,000 for the three months ended June 30, 2004 to $256,000 for the three months ended June 30, 2005. Income from the Restaurant Investee decreased from $407,000 for the six months ended June 30, 2004 to $395,000 for the six months ended June 30, 2005. The $55,000 increase for the three months ended June 30, 2005 primarily is due to an increase in banquet sales during the period. The Company has no day-to-day management responsibilities in connection with the Restaurant Investee or its operations. As a result, and in accordance with generally accepted accounting principles, the Company excludes the accounts of the Restaurant Investee in reporting its operating results. Rather, the Company records the results of its investment in the Restaurant Investee using the equity method of accounting. Future reported income from the Company's Restaurant Investee may differ from cash distributions, as further discussed in the Liquidity and Capital Resources section.

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


GAIN (LOSS) FROM DISCONTINUED OPERATIONS

      As discussed previously, effective January 1, 2004, AVMC combined the YaYa operations and the Hypnotic branded entertainment operations into its Branded Content segment. During December 2004, the Company discontinued its Branded Content segment. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Branded Content operating results for the three and six months ended March 31, 2004 have been retroactively adjusted to account for the Branded Content division as discontinued operations.

      AVMC constituted a vast majority of the operating assets of the Company during the three and six months ended June 30, 2004, as well as the three months ended March 31, 2005. The Company disposed of AVMC to Genius effective March 21, 2005. The Company received 7,000,000 shares of Genius common stock and warrants to purchase an additional 1,400,000 shares of Genius common stock in connection with the disposition of AVMC to Genius in March 2005. At March 21, 2005, the fair market value of the total consideration was $17,570,000. The Company recognized a pre-tax gain of $6,218,000 from the sale of AVMC in the quarter ended March 31, 2005.

      In addition, due to the sale of AVMC to Genius on March 21, 2005, for the three months ended June 30, 2004 and the six months ended June 30, 2005 and 2004, the Company's consolidated condensed statements of operations have been retroactively adjusted to account for the portion of AVMC and Filmed Entertainment that were sold to Genius as discontinued operations for all periods presented.


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

      Within the context of these critical accounting policies and estimates, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different estimates or other amounts being reported, with the exception of valuation of equity securities. Equity securities are valued at current market at the end of each quarter and could fluctuate between quarters. See also Liquidity and Capital Resources.

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

      In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies these equity securities as "available-for-sale." As such, unrealized holding gains and losses are excluded from earnings and reported in other comprehensive loss, net of taxes. A total of 350,000 shares of Genius common stock comprising a portion of the merger consideration are being held in escrow exceeding one year, to secure the indemnification obligations under the merger agreement. These securities are included as long-term assets in the condensed consolidated balance sheets.

      In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," the fair value of the warrants is recorded on the condensed consolidated balance sheet. The warrants have been accounted for as derivatives as the terms require or permit a cashless exercise. Gains or losses resulting from fluctuations in the fair value are recognized in non-operating (expense) income in the Company's condensed consolidated statement of operations.

      In accordance with Emerging Issues Task Force Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," the Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. There were no other-than-temporary impairment losses during the three or six months ended June 30, 2005.

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

      At December 31, 2004, the Company's goodwill related to the December 31, 2003 acquisition of the Hypnotic operations totaled $574,000. In connection with the sale of AVMC to Genius on March 21, 2005, management determined that the Hypnotic goodwill carrying value of $517,000 was associated with assets sold to Genius, and therefore, the $517,000 was included in the gain on sale.

         REVENUE RECOGNITION. The Company's revenues from operations for the three and six months ended June 30, 2005 and 2004 were generated by the Film and TV Production segment. Revenues from home video, direct response, worldwide sales (television) and theatrical units previously disclosed as the Filmed Entertainment segment are included in discontinued operations. In addition, programming development, advisory services, development of custom software applications and hosting and reporting services previously disclosed as the Branded Content segment are included in discontinued operations.

      The Film and TV Production revenues primarily are generated from an agreement to provide executive co-producer services for a television series. These revenues are generally recognized as services are provided.

      Cash advances received are recorded as deferred revenue until all the conditions of revenue recognition have been met.

      INCOME TAXES. Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company is required to record a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing, prudent and feasible tax planning strategies and recent financial performance. The valuation allowance is in no way indicative of the availability of income tax losses or other timing differences to offset future profits earned. Rather, the valuation allowance reduces the future income tax asset to management's estimate of the future tax asset that will be realized as a reduction of cash income taxes paid in the future. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

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

      On July 14, 2005 the FASB released an Exposure Draft for its proposed Interpretation regarding accounting for uncertain tax positions. The proposed guidance addresses the recognition, measurement, classification, and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty.

      The proposed effective date is the first fiscal year ending after December 15, 2005. Any adjustments resulting from the application of the proposed Interpretation would be recognized as a cumulative effect of a change in accounting principle. FASB has provided a 60-day comment period, which closes September 12, 2005. Management is unable to predict the final action by FASB, but is currently assessing the provisions of this proposed Interpretation.

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


SIGNIFICANT RELATED PARTY TRANSACTIONS

      The current non-employee directors were paid $55,000 and $38,000 during the three months ended June 30, 2005 and 2004, and $78,000 and $79,000 for the six months ended June 30, 2005 and 2004, respectively, for serving on the Board of Directors of the Company.

      Jay Brown is outside corporate counsel and the beneficial owner of more than 5% of the Company's common stock. For Mr. Brown's services as corporate counsel, the Company paid him legal retainers of $0 for the three and six months ended June 30, 2005, and $15,000 and $30,000, respectively, during the three and six months ended June 30, 2004, respectively.

      Effective June 30, 2004, the Company arranged with SouthwestUSA Bank a $2,500,000 credit facility. Jeanne Hood, a director of the Company, is a director of SouthwestUSA. At April 5, 2005, the Company paid the SouthwestUSA Line of Credit principal balance of $2,500,000 by converting the $2,500,000 certificate of deposit held as collateral for the SouthwestUSA Line of Credit.


LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2005, the Company had cash and cash equivalents totaling $1,379,000. The Company also had working capital of $10,803,000 at June 30, 2005, as compared with working capital of $2,963,000 at December 31, 2004. Included in the working capital balance at June 30, 2005, are Genius stock and warrants totaling $10,073,000. The $7,840,000 net increase in working capital primarily is the result of the March 21, 2005 sale of AVMC.

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

      In June 2005, the Company placed 2,500,000 shares of the Genius common stock and 225,000 warrants to purchase shares of Genius common stock, at an exercise price of $2.56 per share, for gross proceeds of $4,375,000. Related to these placements of the Genius stock, the Company also surrendered to Genius for cancellation 225,000 warrants to purchase shares of Genius common stock, at an exercise price of $2.56 per share.

      The Genius common stock is traded on the over-the-counter bulletin board (OTCBB) under the symbol "GNPI." At June 30, 2005, the fair market value of the Genius stock is $9,675,000, including an unrealized holding loss of $450,000. The available-for-sale securities are valued at their current market value as of the end of each fiscal quarter which could fluctuate between quarters and impact the Company's future results of operations when the securities are sold.
Factors that may affect the current market value include, but are not limited to, (i) fluctuation in market prices; and (ii) Genius entering into another transaction causing dilution to the Genius outstanding stock including the shares held by the Company. While the Company believes that it will be successful in its efforts to place additional shares of the Genius common stock, no assurance can be given as to the amount of proceeds that may be received upon such placement(s).

      The Company intends to fund its future operating costs and merger and acquisition activities from its existing working capital resources and placement of the Genius securities. It is possible that future operations and merger and acquisition opportunities may require additional financing resources. The Company may provide for such requirements with financing from financial institutions and/or the issuance of equity and/or debt securities. No assurance can be given that such financing will be available on advantageous terms to the Company, or at all.

      Net cash used in operating activities was $1,730,000 and $2,393,000 for the six months ended June 30, 2005 and 2004, respectively.

      Net cash provided by investing activities of $3,465,000 for the six months ended June 30, 2005 consists primarily of $4,375,000 in cash proceeds, net of $213,000 in direct costs, generated from the sale of the Genius stock, $2,500,000 in cash proceeds received, from conversion of a certificate of deposit and cash used in discontinued operations. See further discussion of the certificate of deposit in net cash used in financing activities.

      On February 3, 2004, AVMC acquired all of the capital stock of Wellspring. The aggregate purchase price for the shares of Wellspring capital stock was $8,000,000, of which $4,000,000 was paid in cash and $4,000,000 in the form of AVMC secured negotiable and non-negotiable notes. These notes were assumed by the purchaser of

AVMC effective March 21, 2005. However, the Company has guaranteed the obligations arising under the principal amount of $3,274,000 for the secured negotiable AVMC promissory notes and the secured non-negotiable AVMC promissory note. The promissory notes were guaranteed by Wellspring at the time of their issuance and are secured by all of the assets of Wellspring and a pledge by AVMC of Wellspring's capital stock owned by AVMC. The Wellspring guaranty and AVMC pledge remain in effect. During June 2005, the Company funded $2,050,000 to an escrow account against the guarantee of the obligations for the AVMC promissory notes and secured non-negotiable AVMC promissory note. The $2,050,000 is included as an investing activity in the June 30, 2005 consolidated statement of cash flows. During July 2005, the Company funded an additional $450,000 to the escrow account. There is no further commitment by the Company to fund additional escrow amounts against the guarantee.

      For the six months ended June 30, 2004, net cash used in investing activities primarily consists of the purchase of a $2,500,000 certificate of deposit and $350,000 standby letter of credit, and $6,362,000 used in discontinued operations. The cash outlays in investing activities were offset by the cash proceeds from the January 30, 2004 sale of the land classified on the consolidated balance sheet as "land held for development or sale." The net proceeds from the sale of the land (excluding legal and consulting expenses), totaling $7,007,000, were utilized in the Company's operations and in the previously announced strategy of expanding into areas of interest in the gaming, entertainment, media and lifestyle industries through mergers or acquisitions.

      For the six months ended June 30, 2005 and 2004, the Company received capital distributions from the Restaurant Investee totaling $305,000 and $738,000, respectively. The Operating Agreement of the Restaurant Investee does not provide for guaranteed capital distributions. Therefore, future distributions from the Restaurant Investee are subject to fluctuation.

      Net cash used in financing activities was $2,300,000 for the six months ended June 30, 2005 as compared to $0 for the comparable 2004 period. On April 5, 2005, the Company paid the SouthwestUSA Line of Credit principal balance of $2,500,000 by converting the $2,500,000 certificate of deposit held as collateral for the SouthwestUSA Line of Credit. The SouthwestUSA Line of Credit has been cancelled.

      The financing activities for the six months ended June 30, 2005 represents draws on the Company's SouthwestUSA Line of Credit.

      On April 5, 2005, the Company paid the SouthwestUSA Line of Credit principal balance of $2,500,000 by converting the $2,500,000 certificate of deposit held as collateral for the SouthwestUSA Line of Credit. The SouthwestUSA Line of Credit has been cancelled.


IMPACT OF INFLATION

      The Company believes that inflation has not had a material impact on its operations.


FACTORS THAT MAY AFFECT FUTURE RESULTS

      As noted previously, effective March 21, 2005, Genius acquired all of the outstanding common stock of AVMC. Related to the transaction, the Company and Genius also entered into a pledge agreement transferring to the Company certain assets, liabilities and operations held by Hypnotic. The assets transferred to the Company encompass the prior Film and TV Production division operations of Hypnotic including co-executive producer fees generated from the television series "The O.C.," but exclude Hypnotic's `back-end' interest in "The O.C." The assets transferred to the Company primarily represent the operations of the Film and TV Production segment including the segment's employees. For the three and six months ended June 30, 2005, the Film and TV Production segment incurred a net operating loss of $351,000 and $767,000, respectively, and a net operating loss of $455,000 and $1,042,000, respectively, for the three and six months ended June 30, 2004. The Film and TV Production segment generates revenues from relatively few contracts. A decline in the size or number of these contracts could adversely affect its future operations. In addition, despite the Company's efforts to increase Film and TV Production segment revenues and/or decrease the segment operating costs, there is no assurance that the Film and TV Production segment will be successful in its efforts to attain profitability in Fiscal 2005.

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

      At June 30, 2005, the Company was holding 3,125,000 shares of Genius common stock and warrants to purchase 950,000 additional Genius shares not subject to pledges or other restrictions. Effective August 9, 2005, the Company placed the 3,125,000 shares of the Genius common stock for gross proceeds of $4,688,000. The remaining 1,375,000 Genius shares, which are subject to pledges or other restrictions, will be valued at their then current market value as of the end of each fiscal quarter which could fluctuate between quarters and impact the Company's future results of operations until sold. The Company believes that, as the remaining shares become available for placement, the Company believes that it will be successful in its efforts to place the Genius securities; however, no assurance can be given as to when the remaining securities will become available and/or as to the amount of proceeds that may be received upon such placement(s).

      The Company intends to use a significant portion of such net proceeds to seek new merger and acquisition candidates, including those that may compliment the operations of the Film and TV Production division or the Border Grill Las Vegas Restaurant, as well as other merger and acquisition opportunities.

      The Company received a letter from the Listing Qualifications Hearings Department of The Nasdaq Stock Market ("Nasdaq"), dated June 14, 2005, that informed the Company that the Nasdaq Listing Qualifications Panel ("Panel"), which met on May 19, 2005, had determined to continue the listing of the Company's common stock on The Nasdaq Stock Market provided that, on or before August 15, 2005, the Company submit documentation to the Panel evidencing completion of one or more transactions that would result in the Company having a substantial operating company. The June 14, 2005 letter stated that the Panel had noted that the Company appears to be acting in good faith to identify and engage suitable partners and acquisition opportunities. On August 12, 2005, the Company informed the Panel of the Company's efforts to date to acquire operating entities that would result in having a substantial operating company and requested an extension of time to complete negotiations and consummate one or more of such operating entities.

      At the May 19, 2005 hearing, the Company addressed the issue of public interest concerns raised by the Nasdaq staff under Nasdaq Marketplace Rules 4300 and 4330(a)(3) based on the staff's determination that the Company is a "public shell" due to the staff's belief that the Company lacks a sustainable, on-going business. The Company addressed these matters at the hearing, noting such matters as continuing operational activities in the entertainment industry, a profitable 49% interest in the Border Grill Restaurant located in Las Vegas, Nevada, a strategic growth strategy and the status of various acquisition and other projects.

      As previously noted, the Company received a letter from Nasdaq, dated April 12, 2005, that advised of Nasdaq's public interest concerns in view of the March 21, 2005 disposition of AVMC. Nasdaq's April 12, 2005 letter noted that the disposition had made it necessary for Nasdaq to review the Company's eligibility for continued listing on The Nasdaq Stock Market. The April 12, 2005 letter then requested that the Company provide Nasdaq with a specific plan for future operations and compliance with all of Nasdaq's continued listing requirements in accordance with Nasdaq's Marketplace Rule 4330(c). A further letter from Nasdaq, dated April 25, 2005, notified the Company that it should address why the Company believed it should not be deemed a public shell at the May 19, 2005 hearing.

      Although the Company continues to believe that it is not a public shell and that the consummation of any of the transactions contemplated by its growth strategy should result in continuing to operate a sustainable, on-going business, there can be no assurances given that: (a) efforts to employ the growth strategy will result in the acquisition of entities or businesses on terms as favorable as anticipated, (b) any acquisition will result in growth in operating income or profits to the Company, (c) the Panel will agree that any acquisition that is consummated on or before August 15, 2005 will result in having a sustainable operating business or (d) the Panel will grant a request for further time to complete one or more acquisitions that would result in Nasdaq deeming the Company to be a substantial operating company.

         If the Company's common stock was no longer listed on Nasdaq, an investor could find it more difficult to dispose, or to obtain accurate quotations as to the market value, of the common stock. In addition, if the Company's common stock were to become delisted from trading on Nasdaq and the trading price of the common stock was below $5.00 per share, trading in the common stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company's common stock, which could severely limit the market price and liquidity of the common stock and the Company's ability to raise capital through private placements of its securities, when and as needed, due to the effect of the limitations on purchasers in such private placements to dispose of such securities thereafter.

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


QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET AND INTEREST RATE RISK

      Except for exceeding insured deposit limits (which deposits totaled approximately $1,154,000 at June 30, 2005), the Company is exposed to minimal market risks as its cash and cash equivalents investment policy allows only short-term, highly-rated securities. At June 30, 2005, the Company's cash and cash equivalents approximate their fair values due to the short-term nature of these instruments.

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

      In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," gains or losses resulting from fluctuations in the fair value of the warrants are recognized in non-operating (expense) income in the Company's condensed consolidated statement of operations.

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

      An evaluation was performed, as of June 30, 2005, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports that the Company's files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rule and forms, and that such information is accumulated and communicated to the Company's management, including the President and Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

      There has been no change in the Company's internal controls over financial reporting that occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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



                                   AMERICAN VANTAGE COMPANIES



Dated:   August 12, 2005           By: /s/  Ronald J. Tassinari
                                       --------------------------------
                                       Ronald J. Tassinari,
                                       President and Chief Executive Officer



Dated:   August 12, 2005           By:   /s/  Anna M. Morrison
                                        ------------------------------------
                                        Anna M. Morrison,
                                        Chief Accounting Officer