Form 10QSB
period 2005-09-30
AMERICAN VANTAGE COMPANIES
filed 2005-11-14
CIK 315428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|XX| Quarterly Report Under Section 13 of 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

|__| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to ______________

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.                                   YES |_| NO |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares outstanding of the issuer's common stock at November 11, 2005 was 5,729,107.

Transitional Small Business Disclosure Format:                    YES |_| NO |X|

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of
                September 30, 2005 (unaudited) and
                December 31, 2004                                              3

              Condensed Consolidated Statements of Operations
                 for the Three And Nine Months Ended
                 September 30, 2005 and 2004 (unaudited)                       4

              Condensed Consolidated Statements of Cash Flows
                 for the Nine Months Ended September 30, 2005
                 and 2004 (unaudited)                                          5

              Notes to Condensed Consolidated Financial
                 Statements (unaudited)                                        6

   Item 2.  Management's Discussion and Analysis or Plan of Operation         15

   Item 3.  Controls and Procedures                                           26

   PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 27

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       27

   Item 3.  Defaults Upon Senior Securities                                   27

   Item 4.  Submission of Matters to a Vote of Security Holders               27

   Item 5.  Other Information                                                 27

   Item 6.  Exhibits                                                          27

SIGNATURES


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                                  September 30,         December 31,
                                                                                                      2005                  2004
                                                                                                  ------------          ------------
ASSETS
Current assets:
      Cash and cash equivalents                                                                   $  2,909,000          $  1,944,000
      Restricted cash and cash equivalents                                                           2,500,000             2,500,000
      Equity securities, available for sale, at fair value
          (cost of $2,306,000 and $0), current portion                                               1,896,000                    --
      Investment in derivative securities (cost of $1,244,000 and $0)                                  941,000                    --
      Accounts receivable, net, current portion                                                         90,000             4,758,000
      Deferred income tax asset, less valuation allowance of
          $2,330,000 and $0, respectively                                                                   --             4,517,000
      Other                                                                                            121,000             1,622,000
                                                                                                  ------------          ------------
                                                                                                     8,457,000            15,341,000
Film inventory, net                                                                                         --             8,218,000
Capitalized film costs, net                                                                                 --             3,362,000
Accounts receivable, net, less current portion                                                              --               201,000
Investments in unconsolidated investees                                                                670,000               715,000
Equity securities, available for sale, at fair value
      (cost of $788,000 and $0), less current portion                                                  648,000                    --
Other, net                                                                                             514,000             2,333,000
                                                                                                  ------------          ------------
                                                                                                  $ 10,289,000          $ 30,170,000
                                                                                                  ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and other current liabilities                                              $    757,000          $  7,729,000
      Lines of credit                                                                                       --             4,649,000
                                                                                                  ------------          ------------
                                                                                                       757,000            12,378,000
Notes payable                                                                                          523,000             4,523,000
                                                                                                  ------------          ------------
                                                                                                     1,280,000            16,901,000
                                                                                                  ------------          ------------
Stockholders' equity:
      Preferred stock, $.01 par; 10,000,000 shares authorized;
        0 shares issued and outstanding                                                                     --                    --
      Common stock, $.01 par; 100,000,000 shares authorized;
        5,729,107 shares issued and outstanding                                                         57,000                57,000
      Additional paid-in capital                                                                     5,780,000             5,769,000
      Retained earnings                                                                              3,524,000             7,443,000
      Accumulated other comprehensive loss, net of tax                                                (352,000)                   --
                                                                                                  ------------          ------------
                                                                                                     9,009,000            13,269,000
                                                                                                  ------------          ------------
                                                                                                  $ 10,289,000          $ 30,170,000
                                                                                                  ============          ============


       See notes to unaudited condensed consolidated financial statements


AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                 Three Months      Three Months      Nine Months       Nine Months
                                                                    Ended             Ended             Ended             Ended
                                                                 September 30,     September 30,     September 30,     September 30,
                                                                     2005              2004              2005              2004
                                                                  -----------       -----------       -----------       -----------
Revenues, net                                                     $    37,000       $    75,000       $   281,000       $   353,000

Cost of services                                                       17,000            37,000           114,000           208,000
                                                                  -----------       -----------       -----------       -----------

Gross profit                                                           20,000            38,000           167,000           145,000
                                                                  -----------       -----------       -----------       -----------

Selling, general and administrative
     Payroll and payroll-related expenses                             295,000           334,000           914,000         1,121,000
     Related parties                                                   53,000            38,000           131,000           118,000
     Other                                                            542,000           486,000         1,808,000         1,616,000
                                                                  -----------       -----------       -----------       -----------
                                                                      890,000           858,000         2,853,000         2,855,000
                                                                  -----------       -----------       -----------       -----------
Operating loss                                                       (870,000)         (820,000)       (2,686,000)       (2,710,000)
                                                                  -----------       -----------       -----------       -----------

Non-operating (expense) income
     Interest and other (expense) income, net                        (155,000)           (4,000)         (211,000)           56,000
     Loss on sale of stock                                         (2,601,000)               --        (4,642,000)               --
     Gain on sale of land                                                  --                --                --         3,423,000
                                                                  -----------       -----------       -----------       -----------
                                                                   (2,756,000)           (4,000)       (4,853,000)        3,479,000
                                                                  -----------       -----------       -----------       -----------

(Loss) income from continuing operations before
   income tax benefit (provision)                                  (3,626,000)         (824,000)       (7,539,000)          769,000
Income tax benefit (provision)                                         76,000           143,000           235,000          (537,000)
Equity in income of unconsolidated investees, net                     114,000           385,000           509,000           792,000
                                                                  -----------       -----------       -----------       -----------
(Loss) income from continuing operations                           (3,436,000)         (296,000)       (6,795,000)        1,024,000

(Loss) income from discontinued operations
     (Loss) income from discontinued
         operations (including gain
         on disposal of $6,536,000)                                   318,000        (1,166,000)        4,546,000        (4,108,000)
     Income tax (provision) benefit                                  (112,000)          379,000        (1,670,000)        1,379,000
                                                                  -----------       -----------       -----------       -----------

Net loss                                                          $(3,230,000)      $(1,083,000)      $(3,919,000)      $(1,705,000)
                                                                  ===========       ===========       ===========       ===========

Net (loss) income per share -- basic and diluted:
     Continuing operations                                        $     (0.60)      $     (0.05)      $     (1.18)      $      0.18
     Discontinued operations                                             0.04             (0.14)             0.50             (0.48)
                                                                  -----------       -----------       -----------       -----------
                                                                  $     (0.56)      $     (0.19)      $     (0.68)      $     (0.30)
                                                                  ===========       ===========       ===========       ===========

 Weighted average number of common shares
   and common share equivalents                                     5,729,000         5,704,000         5,729,000         5,702,000
                                                                  ===========       ===========       ===========       ===========


       See notes to unaudited condensed consolidated financial statements


AMERICAN VANTAGE COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                                      Nine Months      Nine Months
                                                                                                         Ended            Ended
                                                                                                      September 30,    September 30,
                                                                                                          2005             2004
                                                                                                      ------------     ------------
Operating activities
     Net cash used in operating activities                                                            $ (3,584,000)    $ (2,786,000)
                                                                                                      ------------     ------------
Investing activities
     Purchase of furniture and equipment                                                                        --          (13,000)
     Proceeds from sale of stock and warrants, net of direct costs                                       8,592,000               --
     Proceeds from sale of land                                                                                 --        7,007,000
     Cash paid for acquisition direct costs                                                                     --          (14,000)
     Purchase certificate of deposit                                                                            --       (2,500,000)
     Proceeds from maturity of certificate of deposit                                                    2,500,000               --
     Purchase standby letter of credit                                                                          --         (350,000)
     Cash transferred to an escrow account                                                              (2,500,000)              --
     Cash used in discontinued operations, including payment of direct sales costs                      (2,220,000)     (10,608,000)
     Cash distribution from unconsolidated restaurant investee                                             477,000          921,000
                                                                                                      ------------     ------------
     Net cash provided by (used in) investing activities                                                 6,849,000       (5,557,000)
                                                                                                      ------------     ------------

Financing activities
     Borrowings on line of credit                                                                          200,000        2,300,000
     Payment of line of credit                                                                          (2,500,000)              --
                                                                                                      ------------     ------------
     Net cash (used in) provided by financing activities                                                (2,300,000)       2,300,000
                                                                                                      ------------     ------------

Net decrease in cash and cash equivalents                                                                  965,000       (6,043,000)
Cash and cash equivalents, at beginning of period                                                        1,944,000        8,628,000
                                                                                                      ------------     ------------
Cash and cash equivalents, at end of period                                                           $  2,909,000     $  2,585,000
                                                                                                      ============     ============

Supplemental schedule of cash flow information:
     Cash paid for interest from continuing operations                                                $     37,000     $     20,000
                                                                                                      ============     ============
     Taxes paid from continuing operations                                                            $     25,000     $     13,000
                                                                                                      ============     ============

Noncash investing and financing activities: Consideration received from March
     21, 2005 sale of AVMC:
         7,000,000 shares of Genius common stock                                                      $ 15,750,000     $         --
         1,400,000 warrants to purchase Genius common stock                                              1,820,000               --
                                                                                                      ------------     ------------
                                                                                                        17,570,000               --
     Fair value of disposed assets and liabilities at September 30, 2005:
         Assets, net                                                                                   (21,944,000)              --
         Liabilities                                                                                    12,670,000               --
         Direct costs for the sale of AVMC                                                              (1,243,000)
         Other                                                                                            (517,000)              --
                                                                                                      ------------     ------------
     Gain on disposal                                                                                 $  6,536,000     $         --
                                                                                                      ============     ============


       See notes to unaudited condensed consolidated financial statements

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Nature of operations and summary of significant accounting policies

      Interim financial information. These condensed consolidated financial statements include the accounts of American Vantage Companies and all of its controlled subsidiaries (collectively, "AVCS" or the "Company") from the date of their acquisition or creation. All intercompany accounts and transactions have been eliminated. The financial information as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position of the Company as of such dates and the operating results and cash flows of the Company for those periods. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted as permitted by the Securities and Exchange Commission under Item 310(b) of Regulation S-B. However, the Company believes the disclosures made are adequate for a fair presentation to ensure that the interim period financial statements are not misleading.

      The Company's results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements (and notes thereto) of the Company for the year ended December 31, 2004, which are included in the Company's Form 10-KSB for the year then ended, the financial and other information contained in the Company's Forms 10-QSB for the three months ended June 30, 2005 and March 31, 2005, as well as the Company's Form 8-K concerning the March 21, 2005 disposal of all of the outstanding common stock of a wholly-owned subsidiary of the Company, American Vantage Media Corporation ("AVMC"), to Genius Products, Inc. ("Genius" or "GNPI").

      Certain amounts as previously reported for the 2004 period have been reclassified to conform to the current presentation.

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

      Effective January 1, 2004, AVMC combined the operations of YaYa Media, Inc. ("YaYa"), a wholly-owned subsidiary of the Company, and the Hypnotic branded entertainment operations into AVMC's Branded Content segment.

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

      During December 2004, the Company discontinued its Branded Content segment. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company's consolidated condensed statements of operations have been retroactively adjusted to account for the Branded Content segment as discontinued operations for all periods presented.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

      Effective March 21, 2005, the Company sold all of the outstanding common stock of AVMC to Genius. Genius began operating the AVMC operations effective March 22, 2005. Consideration included 7,000,000 shares of Genius common stock and five-year warrants to purchase an additional 1,400,000 shares of Genius common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share. The consideration also included assumption of certain liabilities, including a $2,349,000 Atlantic Bank of New York credit facility and $4,000,000 of promissory notes of AVMC. AVCS has guaranteed the obligations arising under $3,274,000 of the AVMC promissory notes which mature on February 3, 2006. AVCS also assumed payment obligations relating to approximately $1,080,000 of accounts payable incurred in connection with the direct response operations of AVMC (included in accounts payable and accrued liabilities in the June 30, 2005 condensed consolidated balance sheet). The direct response accounts payable obligations will be offset from the proceeds, if any, from the sale of approximately $328,000 of direct response inventory. In conjunction with the sale of AVMC, the Company recorded a gain of $6,218,000 at March 31, 2005.

      Of the 7,000,000 shares of GNPI common stock acquired from Genius, 5,625,000 shares were not subject to pledges or other restrictions. Those shares not subject to pledges or other restrictions, along with the warrants acquired from Genius, were classified as current assets in the accompanying condensed consolidated balance sheets at September 30, 2005, while the shares subject to long-term pledges or other restrictions were recorded as long-term assets. The Genius common stock is traded on the over-the-counter bulletin board (OTCBB) under the symbol "GNPI."

      Effective June 1, 2005, the Company placed 2,000,000 shares of the Genius common stock and 180,000 warrants to purchase shares of Genius common stock, at an exercise price of $2.56 per share, for gross proceeds of $3,500,000. Effective June 4, 2005, the Company placed 500,000 shares and 45,000 Genius warrants of the Genius common stock under similar terms as the previous placement for gross proceeds of $875,000. Direct sales costs for the June 2005 placements totaled $214,000. Related to these placements of the Genius stock, the Company also surrendered to Genius for cancellation 225,000 warrants to purchase shares of Genius common stock, at an exercise price of $2.56 per share. In conjunction with these transactions, the Company recognized a loss of $2,041,000.

      In addition, effective August 17, 2005, the Company placed 3,125,000 shares of the Genius common stock for gross proceeds of $4,688,000 with direct sales costs of $257,000. In conjunction with this transaction, the Company recognized a loss of $2,601,000.

      Related to the Genius transaction, the Company and Genius also entered into a pledge agreement, transferring to the Company, certain assets, liabilities and operations of Hypnotic. The book value of these assets that were transferred back to the Company was not treated as part of the accounting for the original sale; but, rather, was treated as assets retained by the Company. The assets and operations transferred back to the Company encompass the prior Film and TV Production segment operations of Hypnotic including co-executive producer fees generated from the television series "The O.C.," but excluding Hypnotic's `back-end' interest in "The O.C."

      Based on the above described transaction, in accordance with SFAS No. 144, the Company's condensed consolidated statements of operations have been retroactively adjusted to account for AVMC, Wellspring and applicable Hypnotic operations as discontinued operations for all periods presented.

      In addition to certain Hypnotic assets that constitute the basis for the remaining Film and TV Production continuing operations, the Company retained its 49% interest in the Las Vegas Border Grill Restaurant (the "Restaurant Investee") and YaYa. YaYa's assets primarily include a 10% interest in an unconsolidated investee. The Company has no day-to-day management responsibilities in connection with the operations of either investee.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

      Principles of consolidation. The consolidated financial statements include the accounts of American Vantage Companies and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      The Company excludes the accounts of the Restaurant Investee and instead records its investment using the equity method of accounting (based on the Company's equity in the Restaurant Investee's net assets, which is 49%, and the terms of the Restaurant Investee's operating agreement).

      The Company also excludes the accounts of its YaYa Investee and, effective January 1, 2005, records its investment using the cost method of accounting based on the Company's equity in the YaYa Investee's net assets, which 10% interest is an unconsolidated investee. Prior to January 1, 2005, the Company recorded this investment using the equity method of accounting as the Company's equity in the YaYa Investee's net assets ranged up to 36%.

      Use of estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures, some of which may require revision in future periods. Actual results could differ from those estimates.

      Equity securities. Consideration received from the March 21, 2005 sale of AVMC to Genius included 7,000,000 shares of Genius common stock and five-year warrants to purchase an additional 1,400,000 shares of Genius common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share. In August 2005 and June 2005, the Company placed an aggregate of 3,125,000 and 2,500,000 shares, respectively, of the Genius common stock with unaffiliated third parties. In conjunction with the June 2005 placement, the Company also placed an aggregate of 225,000 warrants to purchase shares of Genius common stock, at an exercise price of $2.56 per share. Related to the June 2005 placements of the Genius stock, the Company also surrendered to Genius for cancellation 225,000 warrants to purchase shares of Genius common stock, at an exercise price of $2.56 per share. Gross proceeds from the August 2005 and June 2005 placements totaled $4,688,000 and $4,375,000, respectively.

      At September 30, 2005, in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," the Company classified the remaining 1,375,000 shares of Genius common stock as "available-for-sale." As such, unrealized holding gains and losses are excluded from earnings and reported in other comprehensive loss, net of taxes. As of September 30, 2005, the fair value of the Genius stock was $2,544,000, including an unrealized holding loss of $550,000. A total of 675,000 shares of Genius common stock comprising a portion of the merger consideration are being held in escrow, of which 350,000 shares have restrictions exceeding one year to secure the indemnification obligations under the merger agreement. These securities, with a fair market value of $648,000, at September 30, 2005, are included as long-term assets in the condensed consolidated balance sheets.

      In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," the fair value of the warrants is recorded as $941,000 on the September 30, 2005 condensed consolidated balance sheet. The warrants have been accounted for as derivatives as the terms require or permit a cashless exercise. Gains or losses resulting from fluctuations in the fair value are recognized in non-operating (expense) income in the Company's condensed consolidated statement of operations. For the three and nine months ended September 30, 2005, the Company recognized a loss of $209,000 and $303,000, respectively, due to the change in the fair value of the warrants at September 30, 2005.

      In accordance with Emerging Issues Task Force Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and SEC Staff Accounting Bulletin Topic 5-M, "Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities," the Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. The Company currently has the ability and intent to hold the Genius stock for a sufficient time to allow for a recovery in the market value to $2.25 per share, which is the original cost that was recorded in March 2005. There were no other-than-temporary impairment losses during the three or nine months ended September 30, 2005.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

      FASB has released FASB Staff Position 115-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The proposed guidance addresses the "determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss." The effective date for the proposed guidance is for reporting periods beginning after December 15, 2005. The proposed guidance is not expected to have a material effect on the Company's consolidated financial statements.

      Revenue recognition. The Company's revenues for the three and nine months ended September 30, 2005 and 2004 were generated by the Film and TV Production segment. Revenues from home video, direct response, worldwide sales (television) and theatrical units previously disclosed as the Filmed Entertainment segment are included in discontinued operations. In addition, programming development, advisory services, development of custom software applications and hosting and reporting services previously disclosed as the Branded Content segment are included in discontinued operations.

      The Film and TV Production revenues primarily are generated from an agreement to provide executive co-producer services for a television series. These revenues are generally recognized as services are provided.

      Cash advances received are recorded as deferred revenue until all the conditions of revenue recognition have been met.

      Goodwill. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill and intangible assets with indefinite lives are no longer amortized but, instead, are evaluated for impairment periodically, or when events indicate that an impairment could exist. As required by SFAS No. 142, in the Company's impairment test of goodwill, the fair value of the applicable reporting unit is compared to its carrying value. If the carrying value of the reporting unit exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of goodwill over its estimated fair value.

      At December 31, 2004, the Company's goodwill related to the December 31, 2003 acquisition of the Hypnotic operations totaled $574,000. In connection with the sale of AVMC to Genius on March 21, 2005, management determined that the Hypnotic goodwill carrying value of $517,000 was associated with assets sold to Genius, and therefore, the $517,000 was included in the gain on sale.

      Stock-based compensation. The Company accounts for stock-based employee compensation using the intrinsic value method provided for in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Historically, the Company has granted stock options to its employees with exercise prices equal to the market value on the date of grant and, accordingly, no compensation expense is recognized.

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

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                                                 Three Months      Three Months       Nine Months       Nine Months
                                                                    Ended             Ended             Ended             Ended
                                                                 September 30,     September 30,     September 30,     September 30,
                                                                     2005              2004              2005              2004
                                                                  -----------       -----------       -----------       -----------
                                                                  (unaudited)       (unaudited)       (unaudited)       (unaudited)
Net loss, as reported                                             $(3,230,000)      $(1,083,000)      $(3,919,000)      $(1,705,000)
    Deduct:  Total stock-based employee
      compensation expense determined under
      fair value method, net of tax                                   (31,000)          (71,000)         (143,000)         (416,000)
                                                                  -----------       -----------       -----------       -----------

Pro forma net loss                                                $(3,261,000)      $(1,154,000)      $(4,062,000)      $(2,121,000)
                                                                  ===========       ===========       ===========       ===========

Pro forma net loss per share -- basic and diluted                 $     (0.57)      $     (0.20)      $     (0.71)      $     (0.37)
                                                                  ===========       ===========       ===========       ===========


      Income taxes. The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. If the Company subsequently determines that the deferred tax assets, which had been reduced, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination is made.

      For the three and nine months ended September 30, 2005, the Company recorded an income tax benefit from continuing operations as a result of the tax effect of the period's pretax losses of $76,000 and $235,000, respectively, offset by the recording of a valuation allowance of $1,189,000 and $2,294,000 during the three and nine months ended September 30, 2005, respectively. For the three months ended September 30, 2004, the Company recognized a tax benefit of $143,000 primarily related to the periods' losses from operations. For the nine months ended September 30, 2004, the Company recognized a tax provision of $537,000 primarily related to the gain on the sale of the land.

      On July 14, 2005, FASB released an Exposure Draft for its proposed Interpretation regarding accounting for uncertain tax positions. The proposed guidance addresses the recognition, measurement, classification and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty. The projected date for issuance of a final standard is expected the first quarter of 2006. Any adjustments resulting from the application of the proposed Interpretation would be recognized as a cumulative effect of a change in accounting principle.
Management is unable to predict the final action by FASB, but is currently assessing the provisions of this proposed Interpretation.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 2 - Discontinued operations

      Effective January 1, 2004, AVMC combined the YaYa operations and the Hypnotic branded entertainment operations into its Branded Content segment. During December 2004, the Company discontinued its Branded Content segment. In accordance with SFAS No. 144, the Company's consolidated statements of operations for the three and nine months ended September 30, 2004, have been retroactively adjusted to account for the Branded Content segment as discontinued operations for the periods presented.

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

      (Loss) income from discontinued operations for the Branded Content, Filmed Entertainment and AVMC operations consist of the following:

                                                           Three Months        Three Months         Nine Months         Nine Months
                                                              Ended               Ended               Ended               Ended
                                                           September 30,       September 30,       September 30,       September 30,
                                                               2005                2004                2005                2004
                                                           ------------        ------------        ------------        ------------
                                                           (unaudited)         (unaudited)         (unaudited)         (unaudited)
Revenues                                                   $         --        $  5,572,000        $  1,698,000        $ 13,989,000
Cost of sales and services                                           --           3,451,000           1,794,000           8,622,000
                                                           ------------        ------------        ------------        ------------

Gross profit                                                         --           2,121,000             (96,000)          5,367,000
                                                           ------------        ------------        ------------        ------------

Selling, general and administrative                                  --           3,161,000           1,791,000           9,168,000
Non-operating expense                                                --            (126,000)           (103,000)           (307,000)
Gain on disposal of AVMC                                        318,000                  --           6,536,000                  --
Income tax (provision) benefit                                 (112,000)            379,000          (1,670,000)          1,379,000
                                                           ------------        ------------        ------------        ------------

(Loss) income from discontinued operations                 $    206,000        $   (787,000)       $  2,876,000        $ (2,729,000)
                                                           ============        ============        ============        ============


Note 3 - Investments in unconsolidated investees

      The Company, through a wholly owned subsidiary, holds a 49% minority interest in an unconsolidated investee that owns and operates a restaurant in a casino hotel located on the Las Vegas "Strip." The Company has no day-to-day management responsibilities in connection with the Restaurant Investee or the Restaurant Investee's operations. The Company excludes the accounts of the Restaurant Investee and, instead, records its investment using the equity method of accounting, as adjusted to reflect the terms of the Restaurant Investee's operating agreement regarding allocation of profits and losses among the Restaurant Investee's members.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

      The following  summarizes  the condensed  balance sheets of the Restaurant
Investee:

                                               September 30,        December 31,
                                                   2005                 2004
                                                -----------          -----------
                                                (unaudited)          (unaudited)

Assets                                          $ 1,692,000          $ 1,496,000
Liabilities                                         495,000              473,000
                                                -----------          -----------

Members' capital                                $ 1,197,000          $ 1,023,000
                                                ===========          ===========


      The following summarizes the condensed statements of operations of the Restaurant Investee:


                                                        Three Months         Three Months          Nine Months          Nine Months
                                                           Ended                Ended                Ended                Ended
                                                        September 30,        September 30,        September 30,        September 30,
                                                             2005                 2004                 2005                 2004
                                                         -----------          -----------          -----------          -----------
                                                         (unaudited)          (unaudited)          (unaudited)          (unaudited)
Revenues                                                 $ 2,043,000          $ 1,942,000          $ 6,183,000          $ 6,004,000
Expenses                                                   1,686,000            1,621,000            4,985,000            4,861,000
                                                         -----------          -----------          -----------          -----------
Income from operations                                   $   357,000          $   321,000          $ 1,198,000          $ 1,143,000
                                                         ===========          ===========          ===========          ===========


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

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 4 - Comprehensive loss

         Comprehensive loss is the total of net loss and all other non-stockholder changes in equity. Comprehensive loss is as follows:


                                                              Three Months       Three Months       Nine Months         Nine Months
                                                                 Ended              Ended              Ended              Ended
                                                              September 30,      September 30,      September 30,      September 30,
                                                                  2005               2004               2005               2004
                                                               -----------        -----------        -----------        -----------
                                                               (unaudited)        (unaudited)        (unaudited)        (unaudited)
Net loss, as reported                                          $(3,230,000)       $(1,083,000)       $(3,919,000)       $(1,705,000)
Unrealized gain (loss) on securities,
   net of tax benefit of $36,000 and
   $198,000, respectively
   and net of reclassification adjustments
   for realized losses included in net loss                        (64,000)                --           (352,000)                --
                                                               -----------        -----------        -----------        -----------

                                                               $(3,294,000)       $(1,083,000)       $(4,271,000)       $(1,705,000)
                                                               ===========        ===========        ===========        ===========


Note 5 - Commitments and contingencies

      Guarantee. As discussed in "Note 1 - Nature of operations and summary of significant accounting policies," on March 21, 2005, the Company sold all of the outstanding common stock of AVMC to Genius. Related to the transaction, the Company guaranteed to the respective noteholders the obligations arising under certain secured negotiable AVMC promissory notes and a secured non-negotiable AVMC promissory note aggregating $3,274,000 in principal amount. The noteholders received their promissory notes in connection with AVMC's acquisition of Wellspring on February 3, 2004. The promissory notes bear interest at 7.0% per annum, payable quarterly, and mature on February 3, 2006. The promissory notes were guaranteed by Wellspring at the time of their issuance and are secured by all of the assets of Wellspring and a pledge by AVMC of Wellspring's capital stock owned by AVMC. The Wellspring guaranty and AVMC pledge remained in effect after the sale of AVMC to Genius.

      During June 2005 and July 2005, the Company funded $2,050,000 and $450,000, respectively, to an escrow account against the guarantee of the obligations for the AVMC promissory notes and secured non-negotiable AVMC promissory note. There is no further commitment by the Company to fund additional escrow amounts against the guarantee.

      Operating lease commitments. The lease obligations for the administrative offices formerly utilized by AVMC and located in Santa Monica, California, the direct response offices located in Los Angeles, California and the Wellspring executive and operations offices located in New York, New York were assumed by the Company. However, Genius may occupy the Wellspring executive and operations offices located in New York, for a transitional period, upon reimbursement of the Company's actual monthly rental cost. At September 30, 2005, Genius continued to occupy one of the two floors of executive and operations offices located in New York, New York.

AMERICAN VANTAGE COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

      During September 2005, for a negotiated payment of $10,000, the Company was released from future rent payments or other commitments related to the direct response offices located in Los Angeles, California. In addition, in September 2005, the Company subleased for the remainder of the lease term one of the two administrative offices located in Santa Monica, California to an unaffiliated third party at an amount equal to the Company's rental obligations under the lease for such office. The Company is in negotiations to sublease the remaining administrative office located in Santa Monica, California at a rate and for a term anticipated to equal the Company's existing lease commitment. Effective September 1, 2005, Genius vacated one floor of the executive and operations offices located in New York, New York. The Company has is attempting to sublease this office space.

      Rent expense for the three months ended September 30, 2005 and 2004 totaled $160,000 and $261,000, respectively. For the nine months ended September 30, 2005 and 2004, rent expense totaled $301,000 and $718,000, respectively.

      Litigation. In connection with the premature termination of the Company's contracts to provide consulting services to an Indian gaming enterprise, the Company brought a civil action against the Table Mountain Tribe (the "Tribe"). The lawsuit sought to recover payments due under the agreements, as well as consulting fees that would have been due during the remainder of the consulting contract term.

      In April 2003, the Tribe filed a motion to dismiss the case based on its assertion that its contracts with the Company were not properly authorized by Tribal authorities, and thereby did not constitute a valid waiver of the Tribe's sovereign immunity to suit.

      In September 2005, the California Superior Court granted the motion and dismissed the Company's complaint. On October 6, 2005, the Company filed a "Petition for Review" with the California Supreme Court. On October 21, 2005, the Company and the Tribe settled the claims between the parties. Under this settlement, the Company received a nominal payment from the Tribe and the Company and the Tribe each granted the other a release from all claims that could arise under the various agreements between the parties.

      In the ordinary course of its business, the Company may be subject from time to time to claims and legal actions. The Company has no history of material claims and, excluding the Tribe civil action, no material actions were pending or threatened against the Company.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

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

      o     Television viewer habits,

      o Demand for the Film and TV Production division's television and film projects,

      o     Trends within the gaming and restaurant industries,

      o Management's ability to identify and acquire appropriate companies and ability to successfully integrate such acquirees, if any, into the Company's existing operations,

      o Management's ability to combine the Company's various operations so that they may work together and grow successfully,

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

      Effective January 1, 2004, AVMC combined the operations of YaYa, a wholly-owned subsidiary of the Company, and the Hypnotic branded entertainment operations into AVMC's Branded Content segment. The remaining Hypnotic operations were established primarily as the Company's Film and TV Production segment.

      On February 3, 2004, AVMC acquired all of the outstanding common stock of Wellspring and began operating Wellspring, as the Filmed Entertainment segment, effective February 3, 2004.

      During December 2004, the Company discontinued its Branded Content segment. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Branded Content operating results for the three and nine months ended September 30, 2004 have been retroactively adjusted to account for the Branded Content segment as discontinued operations.

      Effective March 21, 2005, Genius acquired all of the outstanding common stock of AVMC. Related to the transaction, the Company and Genius also entered into a pledge agreement transferring to the Company certain assets, liabilities and operations of Hypnotic. The assets transferred to the Company include co-executive producer fees generated from the television series, "The O.C.," but exclude Hypnotic's `back-end' interest in "The O.C." The assets transferred to the Company represent primarily the operations of the Film and TV Production segment. The Company continues to operate the Film and TV Production segment.

      For the nine months ended September 30, 2005 and the three and nine months ended September 30, 2004, the Company's consolidated condensed statements of operations have been retroactively adjusted to account for AVMC and the Filmed Entertainment segment as discontinued operations for all periods presented.

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

      At September 30, 2005, the assets of the Company following the disposition of AVMC primarily consist of the following:

o     The equity securities acquired from Genius;

o The assets and operations of the Film and TV Production segment retained by the Company in connection with the disposition of AVMC;

o     Cash and cash equivalents;

o A 49% membership interest in the Restaurant Investee that operates the Border Grill, which generated approximately $558,000 of equity income for the Company and cash distributions of $1,055,000 during the year ended December 31, 2004, and $509,000 of equity income and cash distributions of $477,000 during the nine months ended September 30, 2005;

o The Company's ownership of YaYa which holds a 10% interest in Games Media, LLC, a joint venture that creates a promotional event called a video game touring festival, which generated nominal revenues during the year ended December 31, 2004; and

o Various other assets, including prepaid expenses and furniture and fixtures.

      At September 30, 2005, the liabilities of the Company following the disposition of AVMC primarily consist of the following:

o Contingent liabilities of Hypnotic under its employment agreements with two individuals;

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

      The listing of the Company's assets and liabilities following the disposition of AVMC set forth above is merely a summary of such assets and liabilities at September 30, 2005. Reference is hereby made to the Company's Current Report on Form 8-K/A (Date of Report: March 21, 2005), filed with the SEC on June 6, 2006 (Commission File No.: 0-10061), which includes pro forma financial information giving effect to the disposition of AVMC.

For the Three and Nine Months Ended September 30, 2005, Compared with the Three and Nine Months Ended September 30, 2004

      Revenues. The Film and TV Production segment revenues primarily are generated from an agreement to provide executive co-producer services on a television series. These revenues, totaling $37,000 and $281,000 for the three and nine months ended June 30, 2005, respectively, as compared to $75,000 and $353,000 for the comparable 2004 periods, are generally recognized in installments as services are provided. Revenues decreased in 2005 due to executive co-producer fees being reduced for the 2005 television season.

      Cost of services. Cost of services primarily consists of television agency fees and internal labor, if any, associated with providing the Film and TV Production segment services.

      Selling,  general  and  administrative  expenses.   Selling,  general  and
administrative expenses increased from $858,000 for the three months ended September 30, 2004 to $890,000 for the three months ended September 30, 2005 for a total increase of $32,000 or 3.7%. The net increase primarily is attributable to higher tax preparation fees due to the increase in AVMC taxable entities and additional tax reporting requirements.

      Selling, general and administrative expenses for the nine months ended September 30, 2005 and 2004 totaled $2,853,000 and $2,855,000, respectively, for a total decrease of $2,000 or 0.7%. Selling, general and administrative expenses primarily include payroll and payroll-related expenses, legal, accounting, rent, travel and other related expenses.

Non-operating (expense) income

      In June 2005, the Company placed 2,500,000 shares of the Genius common stock and 225,000 warrants to purchase shares of Genius common stock, at an exercise price of $2.56 per share, for gross proceeds of $4,375,000. Related to these placements of the Genius stock, the Company also surrendered to Genius for cancellation 225,000 warrants to purchase shares of Genius common stock, at an exercise price of $2.56 per share. The Company recognized a loss of $2,041,000 on the June 2005 placements of the Genius shares and warrants and cancellation of the Genius warrants.

      In August 2005, the Company placed an additional 3,125,000 shares of the Genius common stock for gross proceeds of $4,688,000. In conjunction with this transaction, for the three months ended September 30, 2005, the Company recognized a loss of $2,601,000.

      In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the fair value of the Genius warrants is recorded as $941,000 on the September 30, 2005 condensed consolidated balance sheet. The warrants have been accounted for as derivatives as the warrant terms require or permit a cashless exercise. Gains or losses resulting from fluctuations in the fair value are recognized in interest and other (expense) income in the Company's condensed consolidated statement of operations. For the three and nine months ended September 30, 2005, the Company recognized a loss of $209,000 and $303,000, respectively, due to the change in the fair value of the warrants during the periods.

      On January 30, 2004, the Company completed the sale of approximately 40 acres of undeveloped land owned by the Company and located in North Las Vegas, Nevada. The Company recognized a pre-tax gain of $3,423,000 upon consummation of this land sale transaction.

Income tax benefit (provision)

      For the three and nine months ended September 30, 2005, the Company recorded an income tax benefit from continuing operations as a result of the tax effect of the period's pretax losses of $76,000 and $235,000, respectively, offset by the recording of a valuation allowance of $1,189,000 and $2,294,000 during the three and nine months ended September 30, 2005, respectively. For the three months ended September 30, 2004, the Company recognized a tax benefit of $143,000 primarily related to the periods' losses from operations. For the nine months ended September 30, 2004, the Company recognized a tax provision of $537,000 primarily related to the gain on the sale of the land.


Equity in income of unconsolidated investees, net

      The Company, through a wholly owned subsidiary, holds a 49% minority interest in an unconsolidated investee (the "Restaurant Investee") that owns and operates the Border Grill Las Vegas Restaurant in a casino hotel located on the Las Vegas Strip. The Company's portion of income from the Restaurant Investee decreased from $158,000 for the three months ended September 30, 2004 to $114,000 for the three months ended September 30, 2005. Income from the Restaurant Investee decreased from $565,000 for the nine months ended September 30, 2004 to $509,000 for the nine months ended September 30, 2005. The Company has no day-to-day management responsibilities in connection with the Restaurant Investee or its operations. As a result, and in accordance with U.S. GAAP, the Company excludes the accounts of the Restaurant Investee in reporting its operating results. Rather, the Company records the results of its investment in the Restaurant Investee using the equity method of accounting. Future reported income from the Company's Restaurant Investee may differ from cash distributions, as further discussed in the Liquidity and Capital Resources section.

      During fiscal 2004, YaYa held a 36% non-controlling interest in an unconsolidated investee that entered into an in-substance joint venture arrangement to create promotional events called video game touring festivals. The Company has no capital requirement in connection with this joint venture and is not obligated to provide future financing of the joint venture's activities. If, after good faith efforts by the parties to this joint venture, there are insufficient corporate sponsors to cover all costs and expenses of staging the initial event, the joint venture shall dissolve and liquidate, unless the parties agree to the contrary. Revenues generated by this unconsolidated investee generally occur during the summer months due to the timing of the video game touring festivals. For the three and nine months ended September 30, 2004, income from this investment totaled $227,000 for both periods. Under the cost method, no income was recorded for this investee for the three and nine months ended September 30, 2005 as YaYa's non-controlling interest has been reduced to 10%.

(Loss) income from discontinued operations

      As discussed previously, effective January 1, 2004, AVMC combined the YaYa operations and the Hypnotic branded entertainment operations into its Branded Content segment. During December 2004, the Company discontinued its Branded Content segment. In accordance with SFAS No. 144, the Branded Content operating results for the three and nine months ended September 30, 2004 have been retroactively adjusted to account for the Branded Content segment as discontinued operations.

         AVMC constituted a vast majority of the operating assets of the Company during the three and nine months ended September 30, 2004, as well as the three months ended March 31, 2005. The Company disposed of AVMC to Genius effective March 21, 2005. The Company received 7,000,000 shares of Genius common stock and warrants to purchase an additional 1,400,000 shares of Genius common stock in connection with the disposition of AVMC to Genius in March 2005. At March 21, 2005, the fair market value of the total consideration was $17,570,000. The Company recognized a pre-tax gain of $6,218,000 from the sale of AVMC in the quarter ended March 31, 2005.

      Related to the sale of AVMC at March 21, 2005, AVCS assumed payment obligations relating to approximately $1,080,000 of accounts payable incurred in connection with the direct response operations of AVMC. From April 2005 through July 2005, the Company made various payments against the direct response obligations. During August 2005, the Company and Genius negotiated a final settlement payment of $586,000 for the direct response obligations. The settlement resulted in a net gain adjustment of $218,000 to the previously recognized March 21, 2005 pre-tax gain of $6,218,000. At September 30, 2005, the gain on sale of AVMC was also increased by $100,000, for a total net gain adjustment of $318,000, due to renegotiation of certain direct sales costs.

      In  conjunction   with  the  final   settlement  of  the  direct  response
obligations, Genius also released 700,000 shares of Genius common stock previously held in escrow to secure the payment of the direct response obligations. The direct response accounts payable obligations may be further offset from the proceeds, if any, from the sale of approximately $328,000 of direct response inventory and/or if actual payments to the direct response vendors are less than the total amount funded by AVCS.

      In addition, due to the sale of AVMC to Genius on March 21, 2005, for the three months ended September 30, 2004 and the nine months ended September 30, 2005 and 2004, the Company's consolidated condensed statements of operations have been retroactively adjusted to account for the portion of AVMC and Filmed Entertainment segment that were sold to Genius as discontinued operations for all periods presented.

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

      Within the context of these critical accounting policies and estimates, the Company currently is not aware of any reasonably likely events or circumstances that would result in materially different estimates or other amounts being reported, with the exception of valuation of equity securities. Equity securities are valued at current market value at the end of each quarter and could fluctuate between quarters. See also Liquidity and Capital Resources.

      Principles of consolidation. The Company, through a wholly-owned subsidiary, has a 49% minority interest in a Restaurant Investee that owns and operates the Border Grill Restaurant in Las Vegas, Nevada. The Company has no management responsibilities in connection with the Restaurant Investee or its operations. As a result, and in accordance with U.S. GAAP, the Company excludes the accounts of the Restaurant Investee in reporting its operating results. Rather, the Company records the results of its investment in the Restaurant Investee using the equity method of accounting.

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

      In accordance with SFAS No. 115, the Company classifies these equity securities as "available-for-sale." As such, unrealized holding gains and losses are excluded from earnings and reported in other comprehensive loss, net of taxes. A total of 675,000 shares of Genius common stock comprising a portion of the merger consideration are being held in escrow, of which 350,000 shares have restrictions exceeding one year to secure the indemnification obligations under the merger agreement. These securities are included as long-term assets in the condensed consolidated balance sheets.

      In accordance with SFAS No. 133, the fair value of the Genius warrants is recorded on the condensed consolidated balance sheet. The warrants have been accounted for as derivatives as the terms require or permit a cashless exercise. Gains or losses resulting from fluctuations in the fair value are recognized in non-operating (expense) income in the Company's condensed consolidated statement of operations.

      In accordance with Emerging Issues Task Force Issue No. 03-01 and SEC Staff Accounting Bulletin Topic 5-M, the Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. The periodic assessment is based on several criteria including volatility of market share prices, intent of the Company to place shares, as well as operations, current business activities, transactions or other trends related to the investee. The Company currently has the intent and ability to hold the Genius stock for a sufficient time to allow for a recovery in the market value to $2.25 per share, which is the original cost that was recorded in March 2005. There were no other-than-temporary impairment losses during the three or nine months ended September 30, 2005.

      FASB has released FASB Staff Position 115-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The proposed guidance addresses the "determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss." The effective date for the proposed guidance is for reporting periods beginning after December 15, 2005. The proposed guidance is not expected to have a material effect on the Company's consolidated financial statements.

      Revenue recognition. The Company's revenues from operations for the three and nine months ended September 30, 2005 and 2004 were generated by the Film and TV Production segment. Revenues from home video, direct response, worldwide sales (television) and theatrical units previously disclosed as the Filmed Entertainment segment are included in discontinued operations. In addition, programming development, advisory services, development of custom software applications and hosting and reporting services previously disclosed as the Branded Content segment are included in discontinued operations.

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

      The Company believes it has adequately provided for income tax issues not yet resolved with federal and state tax authorities. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a material adverse effect upon its results of operations or financial condition.

      On July 14, 2005, FASB released an Exposure Draft for its proposed Interpretation regarding accounting for uncertain tax positions. The proposed guidance addresses the recognition, measurement, classification and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty. The projected date for issuance of a final standard is expected the first quarter of 2006. Any adjustments resulting from the application of the proposed Interpretation would be recognized as a cumulative effect of a change in accounting principle.
Management is unable to predict the final action by FASB, but is currently assessing the provisions of this proposed Interpretation.

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

Significant related party transactions

      The Company's current non-employee directors were paid an aggregate of $53,000 and $23,000 during the three months ended September 30, 2005 and 2004, and $131,000 and $73,000 during the nine months ended September 30, 2005 and 2004, respectively, for serving on the Board of Directors of the Company.

      Jay Brown is an outside attorney utilized from time-to-time by the Company and is the beneficial owner of more than 5% of the Company's common stock. For Mr. Brown's services rendered to the Company, the Company paid him legal retainers of $0 for the three and nine months ended September 30, 2005, and $15,000 and $45,000, respectively, during the three and nine months ended September 30, 2004, respectively.

      Effective June 30, 2004, the Company arranged with SouthwestUSA Bank a $2,500,000 credit facility. Jeanne Hood, a director of the Company, is a director of SouthwestUSA. At April 5, 2005, the Company paid the SouthwestUSA Line of Credit principal balance of $2,500,000 by converting the $2,500,000 certificate of deposit held as collateral for the SouthwestUSA Line of Credit.

Liquidity and Capital Resources

      As of September 30, 2005, the Company had cash and cash equivalents totaling $2,909,000. The Company also had working capital of $7,700,000 at September 30, 2005, as compared with working capital of $2,963,000 at December 31, 2004. Included in the working capital balance at September 30, 2005, are Genius stock and warrants with a fair value of $2,837,000 and restricted cash and cash equivalents of $2,500,000. The $4,737,000 net increase in working capital primarily is the result of the March 21, 2005 sale of AVMC and the June 2005 and August 2005 placements of Genius equity and derivative securities.

      At September 30, 2005, the Company holds 1,375,000 Genius shares, 250,000 warrants to purchase shares of Genius common stock, at an exercise price of $2.56 per share, and 700,000 warrants to purchase shares of Genius common stock, at an exercise price of $2.78 per share of which 700,000 Genius shares, and all Genius warrants are available-for-sale. The Company believes that, when the Company chooses to do so, the Company will be successful in its efforts to place the Genius securities; however, no assurance can be given as to when the remaining shares will become available for placement and/or the amount of proceeds that may be received upon such placement(s).

      The Genius common stock is traded on the over-the-counter bulletin board (OTCBB) under the symbol "GNPI." As of September 30, 2005, the fair market value of the Genius common stock held by the Company is $2,544,000, including an unrealized holding loss of $550,000. The available-for-sale securities are valued at their current market value as of the end of each fiscal quarter which could fluctuate between quarters and impact the Company's future results of operations when the securities are sold. Factors that may affect the current market value include, but are not limited to, (i) fluctuation in market prices; and (ii) Genius entering into another transaction causing dilution to the Genius outstanding stock including the shares held by the Company.

      The Company intends to fund its future operating costs and merger and acquisition activities from its existing working capital resources and/or placement of the Genius securities. The Company currently has the intent and ability to hold the Genius stock for a sufficient time to allow for a recovery in the market value to $2.25 per share, which is the original cost that was recorded in March 2005. It is possible that future operations and merger and acquisition opportunities may require additional financing resources. The
Company may provide for such requirements with financing from financial institutions and/or the issuance of equity and/or debt securities. No assurance can be given that such financing will be available on advantageous terms to the Company, or at all.

      Net cash used in operating activities was $3,584,000 and $2,786,000 for the nine months ended September 30, 2005 and 2004, respectively.

      Net cash provided by investing activities of $6,849,000 for the nine months ended September 30, 2005 consists primarily of $9,063,000 in cash proceeds, net of $471,000 in direct costs, generated from the placements of the Genius stock and warrants, $2,500,000 in cash proceeds received from conversion of a certificate of deposit and cash used in discontinued operations. See further discussion of the certificate of deposit in net cash used in financing activities.

      On February 3, 2004, AVMC acquired all of the capital stock of Wellspring. The aggregate purchase price for the shares of Wellspring capital stock was $8,000,000, of which $4,000,000 was paid in cash and $4,000,000 in the form of AVMC secured negotiable and non-negotiable notes. These notes were assumed by the purchaser of AVMC effective March 21, 2005. However, the Company has guaranteed the obligations arising under notes aggregating to $3,274,000 in principal. The promissory notes were guaranteed by Wellspring at the time of their issuance and are secured by all of the assets of Wellspring and a pledge by AVMC of Wellspring's capital stock owned by AVMC. The Wellspring guaranty and AVMC pledge remain in effect. Through July 2005, the Company funded $2,500,000 to an escrow account against its guarantee of the obligations for the AVMC promissory notes. The $2,500,000 is included as an investing activity in the September 30, 2005 consolidated statement of cash flows. There is no further commitment by the Company to fund additional escrow amounts against its guarantee.

      For the nine months ended September 30, 2004, net cash used in investing activities primarily consists of the purchase of a $2,500,000 certificate of deposit and $350,000 standby letter of credit, and $10,608,000 used in discontinued operations. The cash outlays in investing activities were offset by the cash proceeds from the January 30, 2004 sale of the land classified on the consolidated balance sheet as "land held for development or sale." The net proceeds from the sale of the land (excluding legal and consulting expenses), totaling $7,007,000, were utilized in the Company's operations and in the previously announced strategy of expanding into areas of interest in the gaming, entertainment, media and lifestyle industries through mergers or acquisitions.

      For the nine months ended September 30, 2005 and 2004, the Company received cash distributions from the Restaurant Investee totaling $477,000 and $921,000, respectively. The Operating Agreement of the Restaurant Investee does not provide for guaranteed cash distributions. Therefore, future distributions from the Restaurant Investee are subject to fluctuation.

      Net cash used in financing activities was $2,300,000 for the nine months ended September 30, 2005 as compared to net cash provided by financing activities of $2,300,000 for the comparable 2004 period. Effective June 30, 2004, the Company arranged with SouthwestUSA Bank ("SouthwestUSA") a $2,500,000 credit facility (the "SouthwestUSA Line of Credit"). At September 30, 2004, the Company had borrowings of $2,300,000 from the SouthwestUSA Line of Credit, with additional borrowings of $200,000 during the first quarter of 2005. On April 5, 2005, the Company paid the SouthwestUSA Line of Credit principal balance of $2,500,000 by converting the $2,500,000 certificate of deposit held as collateral for the SouthwestUSA Line of Credit. The SouthwestUSA Line of Credit has been cancelled.

Impact of Inflation

      The Company believes that inflation has not had a material impact on its operations.

Factors That May Affect Future Results

      As noted previously, effective March 21, 2005, Genius acquired all of the outstanding common stock of AVMC. Related to the transaction, the Company and Genius also entered into a pledge agreement transferring to the Company certain assets, liabilities and operations held by Hypnotic. The assets transferred to the Company encompass the prior Film and TV Production segment operations of Hypnotic including co-executive producer fees generated from the television series "The O.C.," but exclude Hypnotic's `back-end' interest in "The O.C." For the three and nine months ended September 30, 2005, the Film and TV Production segment incurred a net operating loss of $301,000 and $1,068,000, respectively, and a net operating loss of $447,000 and $1,489,000, respectively, for the three and nine months ended September 30, 2004. The Film and TV Production segment generates revenues from relatively few contracts. A decline in the size or number of these contracts could adversely affect its future operations. In addition, despite the Company's efforts to increase Film and TV Production segment revenues and/or decrease the segment operating costs, there is no assurance that the Film and TV Production segment will be successful in its efforts to attain profitability in Fiscal 2005 or thereafter.

      Related to the Genius transaction, the AVMC lease obligations for the administrative offices formerly utilized by AVMC and located in Santa Monica, California, the direct response offices located in Los Angeles, California and the Wellspring executive and operations offices located in New York, New York were assumed by the Company. However, Genius may occupy the Wellspring executive and operations offices located on two floors in New York, for a transitional period, upon reimbursement of the Company's actual monthly rental cost. At September 30, 2005, Genius continued to occupy one of the two floors of executive and operations offices located in New York.

      During September 2005, for a negotiated payment of $10,000, the Company was released from future rent payments or other commitments related to the direct response offices located in Los Angeles, California. In addition, in September 2005, the Company subleased for the remainder of the lease term one of the two administrative offices located in Santa Monica, California to an unaffiliated third party at an amount equal to the Company's rental obligations under the lease for such office. The Company is in negotiations to sublease the remaining administrative office located in Santa Monica, California at a rate and for a term anticipated to equal the Company's existing lease commitment. Effective September 1, 2005, Genius vacated one floor of the executive and operations offices located in New York, New York. The Company has is attempting to sublease this office space.

      At September 30, 2005, excluding sublease rental amounts, the total annual base rental cost for all facilities lease obligations is approximately $840,000.

      At September 30, 2005, the Company was holding 1,375,000 shares of Genius common stock and warrants to purchase 950,000 additional Genius shares, of which 675,000 of the Genius shares are subject to pledges or other restrictions. The 1,375,000 Genius shares are valued at their then current market value as of the end of each fiscal quarter which could fluctuate between quarters and impact the Company's future results of operations until sold. The Company believes that, as the remaining shares become available for placement, the Company will be successful in its efforts to place those Genius securities; however, no assurance can be given as to when the remaining shares will become available for placement and/or the amount of proceeds that may be received upon such placement(s).

      The Company intends to use a significant portion of such net proceeds possibly along with its other cash and outside financing, to seek new merger and acquisition candidates, including those that may complement the operations of the Film and TV Production division or the Border Grill Las Vegas Restaurant, as well as other merger and acquisition opportunities.

      The Company's common stock currently is traded on the NASD Over-the-Counter Bulletin Board under the symbol "AVCS.OB." The Company's common stock previously (through August 23, 2005) was traded on The Nasdaq Small Cap Market under the symbol "AVCS."

      By trading on the NASD Over-The-Counter Bulletin Board, an investor could find it more difficult to dispose, or to obtain accurate quotations as to the market value, of the common stock. In addition, trading in the common stock could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company's common stock, which could severely limit the market price and liquidity of the common stock and the Company's ability to raise capital through private placements of its securities, when and as needed, due to the effect of the limitations on purchasers in such private placements to dispose of such securities thereafter.

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

Qualitative and Quantitative Disclosures About Market and Interest Rate Risk

      Except for exceeding insured deposit limits (which deposits totaled approximately $2,635,000 at September 30, 2005), the Company is exposed to minimal market risks as its cash and cash equivalents investment policy allows only short-term, highly-rated securities. At September 30, 2005, the Company's cash and cash equivalents approximate their fair values due to the short-term nature of these instruments.

      Consideration received from the March 21, 2005 sale of AVMC to Genius included 7,000,000 shares of Genius common stock and five-year warrants to purchase an additional 1,400,000 shares of Genius common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share. The Company classifies the shares of Genius common stock, including those shares subject to pledges or escrow, as "available-for-sale." Accordingly, to reflect fair value at period end, the Company may record an unrealized gain or loss which is subject to fluctuations in the market price of the Genius securities. The Genius common stock is traded on the over-the-counter bulletin board (OTCBB) under the symbol "GNPI."

      In accordance with SFAS No. 133, gains or losses resulting from fluctuations in the fair value of the warrants are recognized in non-operating (expense) income in the Company's condensed consolidated statement of operations.

      During  the  next  12  months,   the  Company  may  enter  into  financing
arrangements which would expose it to interest rate risk.

      The Company has guaranteed the obligations arising under certain secured promissory notes in the aggregate principal amount of $3,274,000 pursuant to a guaranty with the holders of such promissory notes. The noteholders received their promissory notes in connection with AVMC's acquisition of Wellspring on February 3, 2004. The promissory notes bear interest at 7% per annum, payable quarterly, and mature on February 3, 2006. The promissory notes were guaranteed by Wellspring at the time of their issuance and are secured by all of the assets of Wellspring and a pledge by AVMC of Wellspring's capital stock owned by AVMC. The Wellspring guaranty and AVMC pledge remained in effect following the sale of AVMC to Genius on March 21, 2005.

Item 3. Controls and Procedures
-------------------------------

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

      An evaluation was performed, as of September 30, 2005, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports that the Company's files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rule and forms, and that such information is accumulated and communicated to the Company's management, including the President and Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

      There has been no change in the Company's internal controls over financial reporting that occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

      Reference is hereby made to Item 3 of the Company's Annual Report on Form 10-KSB, for the year ended December 31, 2004, filed with the Securities and Exchange Commission on May 10, 2005 (Commission File No.: 0-10061), and to the references made in such item for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries are parties.

      In connection with the premature termination of the Company's contracts to provide consulting services to an Indian gaming enterprise, the Company brought a civil action against the Table Mountain Tribe (the "Tribe"). The lawsuit sought to recover payments due under the agreements, as well as consulting fees that would have been due during the remainder of the consulting contract term.

      In April 2003, the Tribe filed a motion to dismiss the case based on its assertion that its contracts with the Company were not properly authorized by Tribal authorities, and thereby did not constitute a valid waiver of the Tribe's sovereign immunity to suit.

      In September 2005, the California Superior Court granted the motion and dismissed the Company's complaint. On October 6, 2005, the Company filed a "Petition for Review" with the California Supreme Court. On October 21, 2005, the Company and the Tribe settled the claims between the parties. Under this settlement, the Company received a nominal payment from the Tribe and the Company and the Tribe each granted the other a release from all claims that could arise under the various agreements between the parties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

      None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

      None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

      None.

Item 5. Other Information
-------------------------

      The Compensation Committee of the Board of Directors approved the extension of the term of Ronald J. Tassinari's employment with the Company for one year through February 1, 2007.

Item 6. Exhibits
----------------

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

                                       AMERICAN VANTAGE COMPANIES

Dated: November 11, 2005               By: /s/ Ronald J. Tassinari
                                           -------------------------------------
                                           Ronald J. Tassinari,
                                           President and Chief Executive Officer


Dated: November 11, 2005               By: /s/ Anna M. Morrison
                                           -------------------------------------
                                           Anna M. Morrison,
                                           Chief Accounting Officer