Form 10KSB
period 2005-12-31
AMERICAN VANTAGE COMPANIES
filed 2006-04-18
CIK 315428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
|X|   ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
      OF 1934

                  For the fiscal year ended December 31, 2005
                                -----------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission File Number 0-10061

                           AMERICAN VANTAGE COMPANIES
                 (Name of small business issuer in its charter)

           Nevada                                        04-2709807
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation of organization)


       4735 S. Durango Dr., Suite 105, Las Vegas, Nevada         89147
       -------------------------------------------------       ---------
           (Address of principal executive offices)            (Zip Code)

Issuer's telephone number:  (702) 227-9800

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| YES |X| NO

State issuer's revenues for its most recent fiscal year: $313,000

The aggregate market value of the 5,216,144 shares of Common Stock held by non-affiliates of the registrant, computed by reference to the closing sale price of $.85 for the Company's common stock on April 12, 2006 as reported by the NASD Over-The-Counter Bulletin Board was $4,434,000 (assuming for purposes of such calculation that all executive officers and directors of the issuer are affiliates and no other persons are affiliates of the issuer).

The number of shares outstanding of the issuer's common stock at April 12, 2006 was 5,729,107.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): YES |_|  No |X|

PART I

Item 1. Description of Business

Recent Developments

      Current operations and assets of the Company. Effective March 21, 2005, American Vantage Companies ("AVCS" or the "Company") sold all of the outstanding common stock of the Company's wholly-owned subsidiary, American Vantage Media Corporation ("AVMC"), to Genius Products, Inc. ("Genius" or "GNPI"). Genius began operating the AVMC operations effective March 22, 2005. See "Disposition of AVMC" discussion below.

      AVMC constituted the vast majority of the operating assets of the Company for the year ended December 31, 2004 and period ended March 21, 2005. In connection with the disposition of AVMC, Genius transferred back to the Company certain assets, liabilities and operations held by AVMC's wholly-owned subsidiary, American Vantage/Hypnotic, Inc. ("Hypnotic") and certain liabilities of AVMC's wholly-owned subsidiary, Wellspring Media, Inc. ("Wellspring").

      At December 31, 2005, the assets of the Company primarily consist of the following:

o     Cash and cash equivalents;

o Genius stock and warrants acquired as the consideration for the disposition of AVMC;

o The assets of Hypnotic transferred back to the Company in connection with the disposition of AVMC, primarily consisting of television and film creative projects and a co-executive production interest in the television series, "The O.C.," but excluding Hypnotic's `back-end' interest in "The O.C."

o A 49% membership interest in the limited liability corporation that operates the Border Grill Las Vegas restaurant (see "Item 1. Description of Business - Border Grill Restaurant), which generated $525,000 of equity income for the Company and cash distributions of $575,000 during the year ended December 31, 2005, and $558,000 of equity income for the Company and cash distributions of $1,055,000 during the year ended December 31, 2004;

o The Company's ownership of YaYa Media, Inc. ("YaYa"), a non-operating entity, which holds a 10% interest in Games Media, LLC, a joint venture that creates a promotional event called a video game touring festival, which generated nominal revenues during the years ended December 31, 2005 and 2004;

o Federal and state net operating loss carryforwards and federal general business tax credit carryforwards, and

o Various other assets, including prepaid expenses and furniture and equipment.

      At December 31, 2005, the liabilities of the Company primarily consist of the following:

o Liabilities relating to the Company's leased premises formerly utilized by AVMC;

o Any tax liability resulting from any future placement of the GNPI common stock and warrants that the Company acquired in connection with the disposition of AVMC; and

o     Various other liabilities for operating expenses.

      Disposition of AVMC. Consideration from the sale of all of the outstanding stock of AVMC included 7,000,000 shares of GNPI common stock and five-year warrants to purchase an additional 1,400,000 shares of GNPI common stock, half at an exercise price of $2.56 per share (the "$2.56 warrants") and half at an exercise price of $2.78 per share (the "$2.78 warrants"). The consideration also included assumption of certain liabilities, including a credit facility with Atlantic Bank of New York with an outstanding balance (principal and interest) of $2,349,000 and promissory notes (the "AVMC promissory notes") in the aggregate principal amount of $4,000,000. AVCS guaranteed the obligations arising under certain of the AVMC promissory notes aggregating $3,300,000 in principal amount and agreed to place into escrow $2,500,000 to secure such guarantee. AVCS also assumed payment obligations relating to approximately $1,050,000 of accounts payable incurred in connection with the former direct response operations of AVMC, offset from the proceeds, if any, from the sale of approximately $300,000 of direct response inventory. The disposition of AVMC resulted in an initial gain to the Company of $6,218,000.

      At March 21, 2005, of the 7,000,000 shares of GNPI common stock acquired from Genius, 5,625,000 shares were not subject to pledges or other restrictions. The Genius common stock is traded on the NASD's over-the-counter bulletin board (OTCBB) under the symbol "GNPI." At December 31, 2005, a total of 675,000 shares of Genius common stock comprising a portion of the consideration received by the Company in the AVMC disposition are being held in escrow, of which 350,000 shares have restrictions exceeding one year to secure the indemnification obligations under the AVMC disposition agreements. These securities are included as long-term assets in the consolidated balance sheets.

      From April 2005 through July 2005, the Company made various payments, totaling $211,000, against the direct response obligations. During August 2005, the Company and Genius negotiated a final settlement payment of $586,000 for the direct response obligations. The settlement resulted in a net adjustment of $218,000 in the gain on disposal of AVMC. From July 2005 through December 2005, the Company made additional accounting adjustments of $82,000 to decrease the previously reported gain on disposal of AVMC, which resulted from the renegotiation of certain direct sales costs.

      Related to the AVMC disposition, the Company and Genius also entered into a pledge agreement, under which Genius transferred to the Company certain assets and liabilities of Hypnotic. The assets transferred back to the Company encompassed the prior Film and TV Production division operations of Hypnotic including co-executive producer fees generated from the television series "The O.C.," but exclude Hypnotic's `back-end' interest in "The O.C."

      Effective June 1, 2005, the Company privately placed 2,000,000 shares of the Genius common stock and 180,000 $2.56 warrants for gross proceeds of $3,500,000. Effective June 4, 2005, the Company privately placed 500,000 shares of the Genius common stock and 45,000 Genius $2.56 warrants under similar terms as the previous placement for gross proceeds of $875,000. Direct sales costs for the June 2005 placements totaled $214,000. Related to these placements of the Genius securities, the Company also surrendered to Genius for cancellation 225,000 $2.56 warrants. In conjunction with these transactions, the Company recognized a loss of $2,041,000.

      In June and July 2005, the Company delivered an aggregate $2,500,000 to fund the escrow securing the Company's obligations under certain of the AVMC promissory notes. In February 2006, the AVMC promissory notes were repaid in full. On March 8, 2006, the Company received the escrow principal and accrued interest totaling $2,535,000 and its guaranty of certain of the AVMC promissory notes was terminated.

      Effective August 2005, the Company privately placed 3,125,000 shares of the Genius common stock for gross proceeds of $4,688,000 with direct sales costs of $257,000. In conjunction with this transaction, the Company recognized a loss of $2,601,000.

      On December 31, 2005, the closing bid price for the Genius stock was $2.02. Based on the December 31, 2005 closing bid price, disposition of the remaining 1,375,000 shares could result in estimated gross proceeds of $2,778,000 to the Company, excluding retail mark-up, mark-down or commission. Other factors that may affect the estimated gross proceeds include, but are not limited to, (i) fluctuation in market prices and (ii) Genius entering into other transactions causing dilution to the Genius outstanding stock including the shares held by the Company. As such, the estimated gross proceeds are not necessarily indicative of the actual gross proceeds the Company could receive upon disposition of such 1,375,000 shares of GNPI stock.


      In accordance with Emerging Issues Task Force Issue No. 03-01 and SEC Staff Accounting Bulletin Topic 5-M, the Company assesses whether an other-than-temporary impairment loss on an the GNPI common stock has occurred due to declines in fair value or other market conditions. The periodic assessment is based on several criteria including volatility of market share prices of GNPI common stock, intent of the Company to place the GNPI securities the Company owns, as well as operations, current business activities, transactions or other trends related to GNPI. At December 31, 2005, the Company determined that it does not have the intent to hold the Genius securities for a sufficient time to allow for a recovery in the market value to $2.25 per share, which is the original cost that was recorded in March 2005. As such, for the year ended December 31, 2005, the Company recorded a loss on impairment of the equity securities totaling $316,000 which is included in non-operating expense in the Company's consolidated statements of operations.

      Settlement with Table Mountain Tribe. In connection with the 1999 premature termination of the Company's contracts to provide consulting services to an Indian gaming enterprise, the Company brought a civil action against the Table Mountain Tribe (the "Tribe"). The lawsuit sought to recover payments due under the contracts, as well as consulting fees that would have been due during the remainder of the consulting contract term.

      On October 21, 2005, the Company and the Tribe settled the claims between the parties. Under this settlement, the Company received a nominal payment from the Tribe and each granted the other a release from all claims that could arise under the various contracts between the parties. See "Item 3. Legal Proceedings."

      Subsequent event. In connection with the disposition of AVMC to Genius in March 2005 and the Company's receipt of the Genius securities issued in exchange for the Company's interest in AVMC, it is unclear whether the Company may have inadvertently become an "investment company," as such term is defined in the Investment Company Act of 1940 (the "Investment Company Act") and thereby subject to the Investment Company Act as of March 21, 2006. Accordingly, in an abundance of caution, on March 21, 2006, the Company filed with the Securities and Exchange Commission (the "SEC") a Notification of Registration on Form N-8A registering the Company under the Investment Company Act. As the Company believes that it is not an investment company, the Company anticipates seeking clarification from the SEC on this matter. If the Company were deemed to be an investment company, it would thereby be subject to the reporting and other obligations and requirements of the Investment Company Act. If the Company was subject to the Investment Company Act, the Company would need to expend additional time, effort and expense, in excess of the time, effort and expense presently incurred with the Company's compliance with the Securities Exchange Act.


Development of Business

      The Company was incorporated in Nevada in 1979 under the name Western Casinos, Inc. The Company was originally formed to engage in the business of recreational and leisure time activities for tourists to the Las Vegas, Nevada region, including casino gaming. The Company changed its name to American Casino Enterprises, Inc. in 1979.

      In January 1991, the Company completed the purchase of all of the capital stock of Millerton Games, Inc., which held a management consulting contract with Table Mountain Casino. Table Mountain Casino is a tribal gaming enterprise owned by the Tribe located on a Federal Indian Rancheria in Friant, California (the "Table Mountain Casino"). While conducting operations at the Table Mountain Casino, in March 1997, the Company changed its name to American Vantage Companies. The Company provided gaming consulting services to Table Mountain Casino until May 1999 when its contract to provide consulting services to the Table Mountain Casino was prematurely terminated by the Tribe following a change in the tribal government. See "Item 1. Description of Business - Table Mountain Casino."

      In November 1998, Vantage Bay Group, Inc. ("Vantage Bay"), a wholly-owned subsidiary of the Company, purchased a 49% equity interest in a limited liability corporation, Border Grill Las Vegas, LLC (the "Border Grill") organized to develop and operate the Border Grill Las Vegas restaurant (the "Border Grill Restaurant") in the Mandalay Bay Hotel and Casino in Las Vegas, Nevada. The Border Grill Restaurant opened in June 1999. See "Item 1. Description of Business - Border Grill Restaurant."

      During April 2003, the Company acquired substantially all of the assets and business and certain of the liabilities of YaYa, LLC as a component in its then strategy to develop a branded content business.

      On December 31, 2003, the Company formed Hypnotic as a wholly-owned subsidiary in order to acquire substantially all of the assets and business and certain of the liabilities of Enigma Media, Inc. Hypnotic commenced operations effective January 1, 2004. See "Item 1. Description of Business - Hypnotic."

      During December 2003, American Vantage Companies formed AVMC, as a wholly-owned subsidiary to manage acquired or internally-developed entertainment related businesses. Hypnotic was transferred to become a wholly-owned subsidiary of AVMC in January 2004.

      On February 3, 2004, AVMC acquired all of the outstanding common stock of Wellspring and began operating Wellspring effective February 3, 2004. See "Item
1. Description of Business - Wellspring."

      During September 2004, AVMC began distributing documentary films, under the brand name "non-fiction films, inc.," as a successor to a former Wellspring subsidiary. See "Item 1. Description of Business - non-fiction films, inc."

      During December 2004, AVMC closed its Branded Content division and terminated the related staff and consulting positions. The Branded Content division included all of YaYa's operations and a portion of Hypnotic's operations.

      On March 21, 2005, the Company sold all of the outstanding common stock of AVMC to Genius. Related to the transaction, Genius transferred back to the Company certain assets and liabilities held by Hypnotic. The assets transferred back to the Company include television and film creative projects and co-executive producer fees generated from the television series "The O.C.," but exclude Hypnotic's `back-end' interest in "The O.C."

      All references herein to the Company refer to the Company and its subsidiaries on a consolidated basis, unless the context otherwise indicates. The Company's principal executive offices are located at 4735 S. Durango Dr., Suite 105, Las Vegas, Nevada, 89147, and its telephone number is (702) 227-9800.


Border Grill Restaurant

      In November 1998, Vantage Bay, a wholly-owned subsidiary of the Company, together with TT&T, LLC ("TT&T") organized Border Grill as a Nevada limited liability company. Border Grill was formed for the purpose of developing and operating the Border Grill Restaurant at the Mandalay Bay Hotel and Casino in Las Vegas, Nevada. Pursuant to the Operating Agreement of Border Grill (the "Border Grill Operating Agreement"), between November 1998 and July 2000 Vantage Bay invested a total of $3,001,000 to the capital of Border Grill and loaned Border Grill an additional $175,000 for the initial development and operation of the Border Grill Restaurant. The Border Grill Restaurant opened in June 1999. Since the commencement of the Border Grill Restaurant's operations Border Grill has made period payments to its owners, including an aggregate of $575,000 and $1,055,000 paid to the Company during the calendar years ended December 31, 2005 and 2004, respectively. The Company reviews Border Grill's monthly and annual financial statements and annual operating budgets. The Company also reviews major capital expenditure budgets and is involved with financing efforts related to any major capital expenditures. Border Grill also consults with the Company on its on-going marketing and promotional efforts, strategic planning and employment of key management. The Company has received a return of all of its initial capital investment and the priority return required under the Border Grill Operating Agreement and now receives pro rata distributions from the Border Grill based on Vantage Bay's percentage ownership.


Hypnotic

      Services. Hypnotic develops and produces traditional film and TV properties. Hypnotic's 2005 and 2004 revenues were primarily generated from executive co-production services, with Warner Bros., on a weekly television series for the FOX broadcasting network.

      Internal labor and independent contractors. At December 31, 2005, Hypnotic has no internal labor. The former Hypnotic employees provided the executive co-production services for the FOX broadcasting network weekly television series. In addition, the division's employees developed, proposed and managed production of new television pilots. Independent screen writers are contracted to write the pilot scripts accepted for production. Other independent contractors, such as production personnel, are utilized on an as-needed basis. The division is not dependent upon any single outsource party and believes that there are numerous companies and/or individuals readily available to provide production and script writing services to Hypnotic.

      Competition. Hypnotic's primary competition is from other independent production studios. These independent production studios vary in size and in services provided.

      Subsequent sale. As noted previously, effective March 21, 2005, Genius acquired all of the outstanding common stock of AVMC. Related to the transaction, the Company and GNPI also entered into a pledge agreement transferring to the Company certain assets and liabilities held by Hypnotic. The assets transferred back to the Company include television and film creative projects and the co-executive producer fees generated from the television series, "The O.C.," but exclude Hypnotic's `back-end' interest in "The O.C."


Wellspring

      Services and discontinued operations. On February 3, 2004, AVMC acquired all of the outstanding common stock of Wellspring and began operating Wellspring as of that date. Wellspring is a distributor of world cinema and wellness programming. Wellspring's assets included a film library with approximately 750 titles distributed via its home video, direct response, worldwide sales and theatrical units.

      As noted previously, effective March 21, 2005, Genius acquired all of the outstanding common stock of AVMC. As a wholly-owned subsidiary of AVMC, the Wellspring operations were included in the Company's disposition of AVMC to GNPI.


non-fiction films, inc.

      Services and discontinued operations. During September 2004, AVMC began distributing documentary films, under the brand name "non-fiction films," as a successor to a former Wellspring subsidiary.

      As noted previously, effective March 21, 2005, Genius acquired all of the outstanding common stock of AVMC. As a wholly-owned subsidiary of AVMC, the non-fiction films, inc. operations were included in the Company's disposition of AVMC to GNPI.


Company Employees

      As of April 12, 2006, the Company has two employees, its President and Chief Executive Officer and its Chief Accounting Officer.


Item 2. Description of Property

      The Company's executive offices are located in approximately 1,500 square feet of office space at 4735 S. Durango Dr., Suite 105, Las Vegas, Nevada, 89147. The lease agreement provides for a monthly base rent of approximately $3,000 and expires on August 31, 2007.

      As noted previously, effective March 21, 2005, Genius acquired all of the outstanding common stock of AVMC. The AVMC lease obligations for the administrative offices located in Santa Monica, California, the direct response offices located in Los Angeles, California and the Wellspring executive and operations offices located in New York, New York were assumed by the Company.

      The AVMC lease agreement for its administrative offices commenced on April 15, 2004. The adjoining offices are located at 1819 Colorado Avenue and 1823 Colorado Avenue, Santa Monica, California, 90404. The lease agreement provides for a monthly base lease amount of approximately $31,000, for both spaces, and expires on April 14, 2009. The execution of the lease agreement required the issuance of a $350,000 standby letter of credit. To the extent that the lease agreement is not in default, terms of the standby letter of credit provide for individual decreases of $50,000 on April 1 of 2005, 2006 and 2007. The standby letter of credit is included in other assets on the December 31, 2005 consolidated balance sheets.

      During September 2005, the Company subleased for the remainder of the lease term the 1819 Colorado Avenue, Santa Monica, California office to an unaffiliated third party at an amount equal to the Company's rental obligations under the lease for such office. The sublease terms also provided for a security deposit totaling $96,000, which approximates three months of rent, which is included in other long-term payables of the Company's consolidated balance sheet at December 31, 2005.

      Until October 31, 2005, the Hypnotic operations were located at 1823 Colorado Avenue, Santa Monica, California. Effective November 1, 2005, the Hypnotic operations were relocated to the Las Vegas corporate office. The Santa Monica, California office has been rented to Genius on a month-to-month basis, under the same terms and conditions as the Company's master lease. The Company has entered into a real estate brokerage agreement to sublease this space under the same terms and conditions as the Company's master lease. Although the Company believes that it will be able to sublease this office based on reasonable sublease terms and conditions, there can be no assurance that the Company will be able to sublease the space under the full terms and conditions of the Company's master lease.

      During September 2005, for a negotiated payment of $10,000, the Company was released from future rent payments or other commitments related to the direct response offices located in Los Angeles, California.

      Wellspring's executive ("20th floor") and operations ("17th floor") offices were located on two full floors of a building located in New York City. The lease agreement, which expires in June 2008, provides for monthly base lease amounts of $14,000 for the 17th floor and $18,000 for the 20th floor.

      Effective August 30, 2005, Genius relocated the Wellspring staff from the 17th floor to the 20th floor. Genius may occupy the 20th floor for a transitional period upon reimbursement of the Company's actual monthly rental cost. At December 31, 2005, Genius continued to occupy the 20th floor.

      Effective February 15, 2006, the Company subleased the 17th floor. Except for a monthly base rental rate of $11,000, the sublease terms are equal to the Company's rental obligations.


Item 3. Legal Proceedings

Settlement with Table Mountain Tribe

      On February 1, 1996, the Company entered into a termination agreement (the "Termination Agreement") that contemplated termination of the Company's 1993 consulting agreement with the Tribe (the "1993 Agreement") and the simultaneous entering into of a new consulting agreement between the Company and the Tribe (the "1996 Agreement"). Under the conditions of the Termination Agreement, commencing February 1, 1996, the Tribe was required to pay the Company 48 monthly installments of $350,000 in consideration for termination of the 1993 Agreement. The term of the Termination Agreement was to be automatically extended by one month for each month that no payment was required thereunder, up to a maximum of 12 months.

      The 1996 Agreement required that the Company provide certain consulting services and technical assistance. For its services under the 1996 Agreement, as amended, the Company was to receive minimum monthly payments of $50,000. The Tribe was also required to pay the Company additional monies for certain increments of monthly Table Mountain Casino net income in excess of the first $1,500,000 of net revenue from the operations of Table Mountain Casino.

      In May 1999, the Company received formal written notice from the newly elected tribal government, that the Tribe had unilaterally terminated the 1996 Agreement and ceased payments due under the 1996 Agreement and Termination Agreement.

      In June 1999, the Company brought a civil action in the United States District Court, Eastern District of California, Fresno Division against the Tribe for breach of the 1996 Agreement and Termination Agreement.

      The Tribe asserted defenses including sovereign immunity and counterclaims including a demand for the return of all monies paid to the Company under the 1996 Agreement and Termination Agreement.

      In October 2005, the Company and the Tribe settled the claims between the parties. Under this settlement, the Company received a nominal payment from the Tribe and the Company and the Tribe each granted the other a release from all claims that could arise under the various agreements between the parties.

Other Legal Proceedings

      During December 2004, a former Wellspring employee ("Plaintiff"), filed a petition with the U.S. Equal Employment Opportunity Commission ("EEOC") alleging the Company and AVMC discriminated against her because of her sex and disability. The Company and AVMC are vigorously defending this action. However, given the preliminary nature of the Complaint, the Company is unable to determine its losses, if any, should the Plaintiff be successful in her Complaint. Therefore, no accounting recognition has been given to the matter in the accompanying consolidated financial statements.

      The Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the financial position or results of operations of the Company.


Item 4. Submission of Matters to a Vote of Security Holders

      An annual meeting of the stockholders of the Company was held on December 8, 2005 to consider and act upon the election of two persons to the Board of Directors of the Company as Class C directors, to serve until the third succeeding annual meeting of stockholders of the Company or until such person shall resign, be removed or otherwise leave office.

      The holders of 5,729,107 shares of Common Stock of the Company were entitled to vote at the meeting, of which 4,638,043 shares of common stock were represented in person or by proxy. The stockholders voted as follows with respect to the:


      o     Election of Class C directors to terms expiring in 2008 --

              Name                               For          Withheld Authority
--------------------------------------   ------------------   ------------------
Steven G. Barringer                               4,379,820              258,223
Jeanne Hood                                       4,384,572              253,471


PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock Prices

      The Company's common stock currently is traded on the NASD
Over-the-Counter Bulletin Board under the symbol "AVCS.OB." The Company's common stock previously (through August 23, 2005) was traded on The Nasdaq Small Cap Market under the symbol "AVCS."

      The following table sets forth the range of high and low closing bid prices of the Company's common stock for each quarterly period indicated, as derived from reports issued by the NASD over-the-counter bulletin board (for periods after August 23, 2005) and the Nasdaq stock market (for periods ending on August 23, 2005). The prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

           Period                                         High Bid     Low Bid
--------------------------------------------------------------------------------
January 1, 2004 - March 31, 2004                         $     3.34   $     3.10
April 1, 2004 - June 30, 2004                            $     3.42   $     3.15
July 1, 2004 - September 30, 2004                        $     2.89   $     2.54
October 1, 2004 - December 31, 2004                      $     1.81   $     1.76

January 1, 2005 - March 31, 2005                         $     2.03   $     1.18
April 1, 2005 - June 30, 2005                            $     1.98   $     1.39
July 1, 2005 - September 30, 2005                        $     1.50   $     0.86
October 1, 2005 - December 31, 2005                      $     1.01   $     0.81

      On April 12, 2006, the closing sale price per share for the Company's common stock was $.85.


Holders

      On April 12, 2006 there were 863 holders of record of the 5,729,107 shares of the Company's common stock outstanding.


Dividends

      The Company has not paid any cash dividends on its common stock since its incorporation. Management anticipates that in the foreseeable future, earnings, if any, will be retained for use in its business or for other corporate purposes.


Recent Sales of Unregistered Securities

      None.


Equity Compensation Plan Information

      The following table sets forth, as of December 31, 2005:

o the number of shares of the Company's common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by the Company's stockholders and those granted under plans, including individual compensation contracts, not approved by the Company's stockholders (column
      A),

o the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and

o the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).

                                                                                                                  (C)
                                                                                                        Number of securities
                                                     (A)                                               remaining available for
                                           Number of securities to                 (B)                  future issuance under
                                                     be                     Weighted-average             equity compensation
                                           issued upon exercise of           exercise price                plans (excluding
                                            outstanding options,         of outstanding options,              securities
            Plan Category                    warrants and rights           warrants and rights         reflected in column (A))
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation plan
 approved by security holders                            1,229,001       $                  2.01                        449,999

Equity compensation plans
 not approved by security holders                           25,000       $                  1.65                            N/A

Total                                                    1,254,001       $                  2.00                        449,999



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

      None.


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

Statement on Forward-Looking Statements

      In addition to historical information, this Annual Report on Form 10-KSB contains certain forward-looking statements. Such statements include expected financial performance and strategic and operations plans concerning the Company, as well as assumptions, expectations, predictions, intentions or beliefs about future events involving the Company, its vendors and customers and other matters. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "project," "expect," "believe," estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to:

      o Management's ability to identify and acquire companies and ability to successfully integrate such acquirees,

      o The continued availability of the current management of the Border Grill Restaurant,

      o The amount of patrons visiting the hotel and casino where the Border Grill Restaurant is situated,

      o The success of the Company's business strategies and future plans of operations,

      o General economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which the Company's operates,

      o     Availability of existing management,

      o     Trends within the gaming and restaurant industries,

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


Critical Accounting Policies and Estimates

      The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements included in this Annual Report on Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

      Principles of consolidation. The Company, through a wholly-owned subsidiary, holds a 49% interest in Border Grill that owns and operates the Border Grill Restaurant at the Mandalay Bay Hotel and Casino in Las Vegas, Nevada. In accordance with U.S. GAAP, the Company excludes the accounts of Border Grill in reporting its operating results. Rather, the Company records the results of its interest in the Border Grill using the equity method of accounting.

      Equity securities. Consideration received from the March 21, 2005 sale of AVMC to Genius included 7,000,000 shares of Genius common stock and five-year warrants to purchase an additional 1,400,000 shares of Genius common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share. The Genius common stock is traded on the NASD's over-the-counter bulletin board (OTCBB) under the symbol "GNPI."

      In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Company classifies these equity securities as "available-for-sale." A total of 675,000 shares of Genius common stock comprising a portion of the consideration received by the Company in the AVMC disposition are being held in escrow, of which 350,000 shares have restrictions exceeding one year to secure the indemnification obligations under the AVMC disposition agreements. These securities are included as long-term assets in the consolidated balance sheets.

      In accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133), the fair value of the Genius warrants is recorded on the consolidated balance sheet. The warrants have been accounted for as derivatives as the terms permit a cashless exercise. Gains or losses resulting from fluctuations in the fair value are recognized in non-operating expense in the Company's consolidated statement of operations.


      In accordance with Emerging Issues Task Force Issue No. 03-01 and SEC Staff Accounting Bulletin Topic 5-M, the Company assesses whether an other-than-temporary impairment loss on the GNPI common stock has occurred due to declines in fair value or other market conditions. The periodic assessment is based on several criteria including volatility of market share prices of GNPI common stock, intent of the Company to place the GNPI securities the Company owns, as well as operations, current business activities, transactions or other trends related to GNPI. At December 31, 2005, the Company determined that it does not have the intent to hold the Genius securities for a sufficient time to allow for a recovery in the market value to $2.25 per share, which is the original cost that was recorded in March 2005. As such, the Company recorded a loss on impairment of the equity securities totaling $316,000 which is included in non-operating expense in the Company's consolidated statements of operations. There were no other-than-temporary impairment losses during the year ended December 31, 2005.


      The Financial Accounting Standards Board ("FASB") has released FASB Staff Position 115-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The guidance addresses the "determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss." The effective date for the guidance is for reporting periods beginning after December 15, 2005. The guidance is not expected to have a material effect on the Company's consolidated financial statements.


      Allowance for uncollectible accounts receivable. The Hypnotic accounts receivable balances were based on contractual agreements. The Company did not believe there was any significant risk relating to the collectibility of these accounts receivable that would require an allowance for any estimated losses resulting from the inability of its clients to make required payments. However, the Company did periodically analyze each client account, and, when it became aware of a specific client's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the client's overall financial condition, the Company would record a specific provision for uncollectible accounts to reduce the related receivable to the amount that is estimated to be collectible.

      For former Wellspring sales, the Company recorded a monthly accrual for bad debt expense based upon historical collections experience and other factors. The monthly accrual and individual customer accounts were reviewed periodically to ensure overall reasonableness and collectibility. If the Company determined that amounts owed from customers are uncollectible, such amounts were charged against the allowance for doubtful accounts.


      Inventories. Inventories were stated at the lower of cost or market, with cost being determined using the average cost method. Inventories primarily consisted of Wellspring packaging materials and finished goods that included DVDs and video tapes.

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

      At December 31, 2004, the Company's goodwill related to the December 31, 2003 acquisition of the Hypnotic operations totaled $574,000. In connection with the sale of AVMC to Genius on March 21, 2005, management determined that the Hypnotic goodwill carrying value of $517,000 was associated with assets sold to Genius, and therefore, the $517,000 was included in the gain on disposal of AVMC.

      With respect to goodwill related to the April 16, 2003 acquisition of the YaYa, LLC assets, the operations of the segment (as part of the Branded Content segment) were discontinued as of December 31, 2004. As a result, management determined that the YaYa goodwill carrying value of $2,939,000 was not recoverable. The loss from impairment is included in the loss from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2004.

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

      Revenue recognition. The Hypnotic revenues primarily were generated from an agreement to provide executive co-producer services for a television series. These revenues were generally recognized when services were provided.

      The Company's revenues for the years ended December 31, 2005 and 2004 generated by Wellspring are included in the income (loss) from discontinued operations for each respective period.

      Wellspring revenues were generated through its home video, direct response, worldwide sales (television) and theatrical units.

      Wellspring revenues, generated from the home video or direct response sales of DVDs and video tapes, net of an allowance for estimated returns, were generally recognized at the time of shipment.

      In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). In accordance with SOP 00-2, Filmed Entertainment revenues which were derived from licensing agreements, were recognized when there was persuasive evidence that a licensing arrangement existed, that the film was complete and had been delivered or was available for immediate and unconditional delivery, that the license period had begun and the licensee could begin exploitation or exhibition of the film, the license fee was fixed or determinable, and collection of the license fee was reasonably assured. License fees for Wellspring were amortized to expense in the same ratio that current period actual revenue bear to estimated remaining unrecognized ultimate revenue as of the beginning of the current year. Management regularly reviewed and revised, when necessary, its total ultimate revenue estimates, which could result in a change in the rate of amortization and/or write-down of all or a portion of the unamortized costs of the film to its fair value. Film advertising and marketing costs were expensed the first time the advertising takes place, unless the advertising was recoupable according to the contract, and then it was recorded as other current assets.

      Wellspring revenues generated from the theatrical release of motion pictures were recognized at the time of exhibition based on the segment's participation in box office receipts.

      Cash advances received were recorded as deferred revenue until all of the conditions of revenue recognition have been met.

      Intercompany revenues, if any, have been eliminated and were immaterial for separate disclosure.

      Film library amortization. License fees for Wellspring were amortized to expense in the same ratio that current period actual revenue bear to estimated remaining unrecognized ultimate revenue as of the beginning of the current year. Management regularly reviewed and revised, when necessary, its total revenue estimates, which could result in a change in the rate of amortization and/or write-down of all or a portion of the unamortized costs of the film to its fair value.

      Capitalized film costs, net. Estimated recoupable costs to prepare Wellspring film programming, paid on behalf of the licensors, were classified as capitalized film costs, net in the consolidated balance sheets. Film advertising and marketing costs were expensed the first time the advertising takes place, unless the advertising was recoupable according to the contract, and then it was capitalized to other film costs. Management evaluated recoverability periodically based on revenues generated by the applicable films.


      Income taxes. Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company is required to record a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing, prudent and feasible tax planning strategies and recent financial performance. The valuation allowance is in no way indicative of the availability of income tax losses or other timing differences to offset future profits earned. Rather, the valuation allowance reduces the future income tax asset to the Company's estimate of the future tax asset that will be realized as a reduction of cash income taxes paid in the future. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

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


      New accounting pronouncements. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment," which revised SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost is recognized over the period during which an employee is required to provide services in exchange for the award. This statement also addresses the accounting for the tax effects of share-based compensation awards. Pursuant to a Securities and Exchange Commission rule issued in April 2005, this statement is effective for the Company commencing on January 1, 2006. The Company is adopting this standard as of such date using the modified prospective application. Under the modified prospective application, the Company will expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, the Company will recognize compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite services have not been rendered over the periods the requisite services will be rendered after January 1, 2006. Based upon stock options outstanding at December 31, 2005, the Company estimates that for those options the Company will record approximately $44,000 in stock option expense during the first quarter of 2006. Any stock option grants in 2006 and future periods will increase the amount of compensation cost recorded for those years.

      Other contingencies. In the ordinary course of business, the Company may be involved in legal proceedings regarding contractual and employment relationships, trademark or patent rights, and a variety of other matters. Contingent liabilities are recorded when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will materially exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, the Company believes, that no pending legal proceedings or claims, in the ordinary course of business, will have a material impact on the Company's financial position or results of operations. However, if actual or estimated probable future losses exceed the recorded liability for such claims, additional charges may be recorded as other expense in the Company's consolidated statement of operations during the period in which the actual loss or change in estimate occurs.

      The Company made certain representations concerning AVMC as of February 28, 2005. GNPI has advised the Company that it believes that certain of these representations may have been inaccurate. Informal discussions are being held between the Company and Genius on this matter. The Company believes that such representations were not inaccurate when made and that Genius has not provided the Company with supporting documentation to substantiate Genius' assertions. The Company cannot estimate the effect of the potential liability, if any, it may owe to Genius related to such representations.


Results of Operations

      Overview. During April 2003, the Company acquired substantially all of the assets and business and certain of the liabilities of YaYa, LLC as a component in its strategy to develop a branded content business.

      On December 31, 2003, the Company formed a wholly-owned subsidiary, Hypnotic, that acquired substantially all of the assets and business and certain of the liabilities of Enigma Media, Inc. Hypnotic commenced operations effective January 1, 2004.

      On February 3, 2004, AVMC acquired all of the outstanding common stock of Wellspring and began operating Wellspring, as the Company's Filmed Entertainment segment, effective February 3, 2004.

      During September 2004, AVMC began distributing documentary films, under the brand name "non-fiction films, inc.," as a successor to a former Wellspring subsidiary.

      During December 2004, AVMC closed its Branded Content segment and terminated the related staff and consulting positions. The Branded Content segment included all of YaYa's operations and a portion of Hypnotic's operations.

      Effective March 21, 2005, Genius acquired from the Company all of the outstanding common stock of AVMC. Related to the AVMC disposition, Genius transferred back to the Company certain assets, liabilities and operations of Hypnotic. The assets transferred to the Company include television and film creative projects co-executive producer fees generated from the television series, "The O.C.," but exclude Hypnotic's `back-end' interest in "The O.C."

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company's consolidated statements of operations have been retroactively adjusted to account for YaYa, AVMC, Wellspring, non-fiction films, inc. and the Branded Content segment as discontinued operations for all periods presented.

      At December 31, 2005, the Company holds a 49% interest in TT&T, a Nevada limited liability corporation that owns and operates the Las Vegas Border Grill Restaurant, and, through its ownership of YaYa, a 10% interest in an unconsolidated subsidiary named Games Media, Inc. that hosts certain video game touring festivals.


Twelve Months Ended December 31, 2005 ("Fiscal 2005") Compared With the Twelve Months Ended December 31, 2004 ("Fiscal 2004")

      Revenues. The Hypnotic revenues primarily are generated from an agreement to provide executive co-producer services on a television series. These revenues, totaling $313,000 and $638,000 for the twelve months ended December 31, 2005 and 2004, respectively, are generally recognized in installments as services are provided. The fees were reduced for the 2005 television season as Hypnotic provided less day-to-day executive co-producer services.

      Cost of services. Cost of services primarily consists of television agency fees and internal labor, if any, associated with providing the Hypnotic services.

      General and administrative expenses. General and administrative expenses for Fiscal 2005 decreased $754,000 or (19.6%) from Fiscal 2004. The decrease primarily is the result of the following offsetting transactions:

      o Payroll and payroll-related expenses decreased from $1,456,000 for Fiscal 2004 to $1,207,000 for Fiscal 2005, for a total decrease of $249,000. For Fiscal 2004, Hypnotic's headcount averaged approximately seven employees, including its two executives. During Fiscal 2005, Hypnotic's headcount decreased to six employees through April 2005 and to the two executives at October 31, 2005. The two Hypnotic executives were compensated through mid-December 2005. At December 31, 2005, Hypnotic has no employees. Offsetting the decrease in the Hypnotic headcount, effective August 1, 2004, the Company's Chief Accounting Officer's contracted annual salary was increased from $138,000 to $205,000.

      o Primarily due to the decrease in the Hypnotic staff headcount, health insurance expenses decreased from $125,000 during Fiscal 2004 to $67,000 during Fiscal 2005, for a total decrease of $58,000.

      o Temporary labor service costs decreased from $82,000 during Fiscal 2004 to $29,000 during Fiscal 2005, for a total decrease of $53,000. During Fiscal 2005, Hypnotic reduced certain clerical positions previously staffed through an outside temporary service agency. In addition, during Fiscal 2005, Hypnotic also eliminated a consulting position staffed by an independent contractor.

      o During Fiscal 2005, the Company incurred $235,000 in accounting fees as compared to $309,000 in Fiscal 2004 for an overall decrease of $74,000 or 24.0%. The decrease primarily reflects additional audit fees incurred related to the restatement of financial statements for pre-Fiscal 2004 periods in order to correct the accounting for the Company's 49% interest in its unconsolidated subsidiary.

      o Consulting fees decreased from $148,000 for Fiscal 2004 to $90,000 for Fiscal 2005 for a total decrease of $58,000 or 39.2%. During Fiscal 2005, consulting fees primarily related to fees for asset valuations to assist with purchase price allocations and fees related to the Nasdaq delisting appeal. Consulting fees for Fiscal 2004 were primarily incurred for executive compensation analyses and potential acquisitions.

      o During Fiscal 2005, directors' fees increased from $95,000 for Fiscal 2004 to $160,000 for Fiscal 2005, a total increase of $65,000 or 68.4%. In addition to quarterly member and committee chair fees, effective June 1, 2005, the Company's board of directors also compensated Randolph C. Read a monthly fee of $10,000 as the Board's acquisition committee chair.

      o Legal fees totaled $235,000 for Fiscal 2005 as compared to $409,000 for Fiscal 2004, for a total decrease of $174,000 or 42.5%. Legal fees totaling $11,000 for Fiscal 2005 as compared to $99,000 for Fiscal 2004 were incurred by Hypnotic. Hypnotic legal fees primarily relate to agreements and negotiations for new and/or potential TV and film projects. As such, these legal fees may vary from year-to-year based on the activity related to these projects. Also, effective November 2004, the Company ceased payment of a $5,000 per month retainer fee to the Company's corporate counsel, Jay H. Brown. Mr. Brown is a beneficial owner of more than five percent of the Company's common stock.


Gain on sale of undeveloped land

      On January 30, 2004, the Company completed the sale of approximately 40 acres of undeveloped land owned by the Company and located in North Las Vegas, Nevada. The Company recognized a pre-tax gain of $3,423,000 upon consummation of this land sale transaction.


Non-operating expense

      In June 2005, the Company privately placed a total of 2,500,000 shares of the Genius common stock and 225,000 $2.56 warrants, for gross proceeds of $4,375,000. Related to dispositions of such GNPI securities, the Company also surrendered to Genius for cancellation 225,000 $2.56 warrants. The Company recognized a loss of $2,041,000 on the June 2005 dispositions of the Genius shares and warrants and cancellation of the Genius warrants.

      In August 2005, the Company privately placed an additional 3,125,000 shares of the Genius common stock for gross proceeds of $4,688,000. In conjunction with this transaction, the Company recognized a loss of $2,601,000.


      In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the fair value of the Genius warrants is recorded as $1,077,000 on the December 31, 2005 consolidated balance sheet. The warrants have been accounted for as derivatives as the warrant terms permit a cashless exercise. Gains or losses resulting from changes in the fair value are recognized in unrealized loss from securities in the Company's which is included in interest and other expense, net on the Company's consolidated statement of operations. For the year ended December 31, 2005, the Company recognized a loss of $167,000, due to the change in the fair value of the warrants during the period.


      In accordance with Emerging Issues Task Force Issue No. 03-01 and SEC Staff Accounting Bulletin Topic 5-M, the Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. The periodic assessment is based on several criteria including volatility of market share prices of GNPI common stock, intent of the Company to place the GNPI securities the Company owns, as well as operations, current business activities, transactions or other trends related to GNPI. At December 31, 2005, the Company determined that it does not have the intent to hold the Genius securities for a sufficient time to allow for a recovery in the market value to $2.25 per share, which is the original cost that was recorded in March 2005. As such, for the year ended December 31, 2005, the Company recorded a loss on impairment of the equity securities totaling $316,000 which is included in non-operating expense in the Company's consolidated statements of operations. There was no other-than-temporary impairment losses during the year ended December 31, 2005.



Equity in income of unconsolidated subsidiaries, net

      The Company, through Vantage Bay, a wholly owned subsidiary, holds a 49% interest in Border Grill, which the Company accounts for as an unconsolidated subsidiary. Border Grill owns and operates the Border Grill Restaurant in the Mandalay Bay Casino and Hotel ("Mandalay Bay") located on the Las Vegas Strip. The Company's portion of income from the Border Grill decreased from $588,000 for Fiscal 2004 to $525,000 for Fiscal 2005 for a total decrease of $63,000. During Fiscal 2005, new restaurants opened in Mandalay Bay bringing the total to 21 restaurants. Although there is no provision in Border Grill's lease that would limit the number of restaurants that could be operated in Mandalay Bay, there is a provision for an "exclusive right to operate a Mexican and Latin American style restaurant" within the Mandalay Bay facility.

      The Company reviews Border Grill's monthly and annual financial statements and annual operating budgets. The Company also reviews major capital expenditure budgets and is involved with financing efforts related to any major capital expenditures. Border Grill also consults with the Company on its on-going marketing and promotional efforts, strategic planning and employment of key management. In accordance with U.S. GAAP, the Company excludes the accounts of Border Grill in reporting the Company's operating results. Rather, the Company records the operating results of Border Grill using the equity method of accounting. Future reported income from Border Grill may differ from cash distributions, as further discussed in the Liquidity and Capital Resources section.

      During Fiscal 2004, YaYa held a 36% non-controlling interest in an unconsolidated subsidiary that entered into an in-substance joint venture arrangement to create promotional events called video game touring festivals. The Company has no capital requirement in connection with this joint venture and is not obligated to provide future financing of the joint venture's activities. If, after good faith efforts by the parties to this joint venture, there are insufficient corporate sponsors to cover all costs and expenses of staging the initial event, the joint venture shall dissolve and liquidate, unless the parties agree to the contrary. Revenues generated by this unconsolidated subsidiary generally occur during the summer months due to the timing of the video game touring festivals. For Fiscal 2004, income from this investment totaled $37,000. Under the cost method, no income was recorded for this subsidiary for Fiscal 2005 as YaYa's non-controlling interest has been reduced to 10%.

Income (loss) from discontinued operations (net of taxes)

      As discussed previously, effective January 1, 2004, AVMC combined the YaYa operations and the Hypnotic branded entertainment operations into the Company's Branded Content segment. During December 2004, the Company discontinued its Branded Content segment. In accordance with SFAS No. 144, the Branded Content operating results for the twelve months ended December 31, 2004 have been retroactively adjusted to account for the Branded Content segment as discontinued operations.

      AVMC constituted a vast majority of the operating assets of the Company during the twelve months ended December 31, 2004, as well as the three months ended March 31, 2005. The Company disposed of AVMC to Genius effective March 21, 2005.

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the AVMC operating results for the twelve months ended December 31, 2005 and 2004 have been retroactively adjusted to account for the entities as discontinued operations for all periods presented.

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

      Related to the sale of AVMC at March 21, 2005, AVCS assumed payment obligations relating to approximately $1,080,000 of accounts payable incurred in connection with the direct response operations of AVMC. From April 2005 through July 2005, the Company made various payments, totaling $211,000, against the direct response obligations. During August 2005, the Company and Genius negotiated a final settlement payment of $586,000 for the direct response obligations. The settlement resulted in a net pre-tax gain adjustment of $218,000 to the previously recognized March 21, 2005 pre-tax gain on the AVMC disposition transaction of $6,218,000. Transactions totaling $82,000, also affecting the gain on sale of AVMC for the twelve months ended December 31, 2005 include renegotiation of the investment banking fee and other direct sales costs.


Significant related party transactions

      The Company's current non-employee directors were paid $160,000 and $95,000 during the twelve months ended December 31, 2005 and 2004, respectively, for serving on the Board of Directors of the Company.

      On December 21, 2005, the Company granted to Steven G. Barringer, Jeanne Hood and Randolph C. Read, non-qualified stock options to each purchase 30,000 shares of the Company's common stock at an exercise price of $0.93 per share. The options were granted as compensation for serving on the Company's board of directors.

      In consideration for corporate legal and consulting services, the Company paid a minority shareholder $56,000 during the twelve months ended December 31, 2004.

      Effective June 30, 2004, the Company arranged with SouthwestUSA Bank a $2,500,000 credit facility. Jeanne Hood, a director of the Company, is a director of SouthwestUSA. At April 5, 2005, the Company paid the SouthwestUSA Line of Credit principal balance of $2,500,000 by surrendering the $2,500,000 certificate of deposit held as collateral for the SouthwestUSA Line of Credit.


Liquidity and Capital Resources

      As of December 31, 2005, the Company had cash and cash equivalents totaling $2,205,000. The Company also had working capital of $6,976,000 at December 31, 2005, as compared with working capital of $2,963,000 at December 31, 2004. Included in the working capital balance at December 31, 2005, are Genius stock and warrants with a fair value of $3,148,000 and restricted cash and cash equivalents of $2,500,000. The $4,013,000 net increase in working capital primarily is the result of the March 21, 2005 sale of AVMC and the June 2005 and August 2005 placements of Genius common stock and warrants.

      At December 31, 2005, the Company holds 1,375,000 shares of GNPI common stock, 250,000 $2.56 warrants and 700,000 $2.78 warrants. A total of 675,000 shares of Genius common stock comprising a portion of the consideration received by the Company in the AVMC disposition are being held in escrow, of which 350,000 shares have restrictions exceeding one year to secure the indemnification obligations under the AVMC disposition agreements. Of the remaining securities, 700,000 Genius shares, and all of the Genius warrants are unrestricted and available-for-sale. The Company believes that, when the Company chooses to do so, the Company will be successful in its efforts to place the Genius securities; however, no assurance can be given as to when the remaining shares will become available for placement and/or the amount of proceeds that may be received upon such placement(s).

      The Genius common stock is traded on NASD's over-the-counter bulletin board (OTCBB) under the symbol "GNPI." As of December 31, 2005, the fair market value of the Genius common stock held by the Company is $2,778,000. The $2,778,000 is net of a realized holding loss of $316,000 which is reported as loss on impairment of Genius securities on the Company's consolidated statement of operations for the twelve months ended December 31, 2005. The available-for-sale securities are valued at their current market value as of the end of each fiscal quarter which could fluctuate between quarters and impact the Company's future results of operations when the securities are sold. Factors that may affect the current market value include, but are not limited to, (i) fluctuation in market prices; and (ii) Genius entering into another transaction causing dilution to the Genius outstanding common stock including the shares held by the Company.

      The Company intends to fund its future operating costs and merger and acquisition activities from its existing working capital resources and placement of the 700,000 shares of Genius common stock. It is possible that future operations and merger and acquisition opportunities also may require additional financing resources. The Company may provide for such requirements with financing from financial institutions and/or the issuance of equity and/or debt securities. No assurance can be given that such financing will be available on advantageous terms to the Company, or at all.

      Net cash used in operating activities was $6,766,000 and $9,481,000 for the twelve months ended December 31, 2005 and 2004, respectively.

      Net cash provided by investing activities of $9,327,000 for the twelve months ended December 31, 2005 consists primarily of $9,063,000 in cash proceeds, net of $471,000 in direct costs, generated from the placements of the Genius stock and warrants, $2,500,000 in cash proceeds received from conversion of a certificate of deposit and capital distributions from the Border Grill. See further discussion of the certificate of deposit in net cash used in financing activities.

      For the twelve months ended December 31, 2005 and 2004, the Company received cash distributions from Border Grill totaling $575,000 and $1,055,000, respectively. The Border Grill Operating Agreement does not provide for guaranteed cash distributions. Therefore, future distributions from Border Grill are subject to fluctuation based on numerous factors, including operating results and cash flow of the Border Grill Restaurant, expansion plans for the Border Grill Restaurant, anticipated capital expenditures for furniture and equipment utilized in the operation of the Border Grill Restaurant and the levels of working capital reserves.

      For the twelve months ended December 31, 2004, net cash provided by investing activities primarily consists of the January 30, 2004 sale of the land classified on the consolidated balance sheet as "land held for development or sale," cash used in discontinued operations for investing activities and capital distributions from the Border Grill. The net proceeds from the sale of the land (excluding legal and consulting expenses), totaling $7,007,000, were utilized in the Company's operations and in the previously announced strategy of expanding into areas of interest in the gaming, entertainment, media and lifestyle industries through mergers or acquisitions.

      On February 3, 2004, AVMC acquired all of the capital stock of Wellspring. The aggregate purchase price for the shares of Wellspring capital stock was $8,000,000, of which $4,000,000 was paid in cash and $4,000,000 in the form of AVMC secured negotiable and non-negotiable notes. These notes were assumed by the purchaser of AVMC effective March 21, 2005. However, the Company guaranteed the obligations arising under notes aggregating to $3,274,000 in principal. The promissory notes were guaranteed by Wellspring at the time of their issuance and are secured by all of the assets of Wellspring and a pledge by AVMC of Wellspring's capital stock owned by AVMC. The Wellspring guaranty and AVMC pledge remain in effect. Through July 2005, the Company funded $2,500,000 to an escrow account against its guarantee of the obligations for the AVMC promissory notes. The $2,500,000 is included as an investing activity in the December 31, 2005 consolidated statement of cash flows.

      In February 2006, the AVMC promissory notes were repaid in full. On March 6, 2006, the Company received the escrow principal and accrued interest totaling $2,535,000 and its guaranty of certain of the AVMC promissory notes was terminated.

      Net cash used in financing activities was $2,300,000 for the twelve months ended December 31, 2005 as compared to net cash provided by financing activities of $2,300,000 for the comparable 2004 period. Effective June 30, 2004, the Company arranged with SouthwestUSA Bank ("SouthwestUSA") a $2,500,000 credit facility (the "SouthwestUSA Line of Credit"). At December 31, 2004, the Company had borrowings of $2,300,000 from the SouthwestUSA Line of Credit, with additional borrowings of $200,000 during the first quarter of 2005. On April 5, 2005, the Company repaid the SouthwestUSA Line of Credit principal balance of $2,500,000 by converting the $2,500,000 certificate of deposit held as collateral for the SouthwestUSA Line of Credit. The SouthwestUSA Line of Credit has been cancelled.


Long-Term Financial Obligations

      In connection with the disposition of AVMC to Genius, AVMC's lease obligations for the administrative offices located in Santa Monica, California, the direct response offices located in Los Angeles, California and the Wellspring executive and operations offices located in New York, New York were assumed by the Company. However, Genius continued to occupy the Wellspring executive ("20th floor") and operations offices ("17th floor") located in New York, and provide rental income at an amount equal to the Company's actual monthly rental cost.

      During September 2005, the Company subleased for the remainder of the lease term one of the two administrative offices located in Santa Monica, California to an unaffiliated third party at an amount equal to the Company's rental obligations under the lease for such office. The sublease terms also provided for a security deposit totaling $96,000, which approximates three months of rent, which is included in other long-term payables of the Company's consolidated balance sheet at December 31, 2005.

      Through October 31, 2005, the Company continued to utilize the remaining Santa Monica, California office for its Hypnotic operations. Effective November 1, 2005, the Hypnotic operations were relocated to the Las Vegas corporate office. The Santa Monica, California office was vacated and the Company contracted with a real estate broker to sublease the office at a rate and for a term anticipated to equal the Company's existing lease commitment. From November 1, 2005 Genius occupied this office on a month-to-month basis at the Company's existing lease commitment terms.

      During September 2005, for a negotiated payment of $10,000, the Company was released from future rent payments or other commitments related to the direct response offices located in Los Angeles, California.

      Effective August 30, 2005, Genius relocated the Wellspring staff from the 17th floor to the 20th floor. At December 31, 2005, Genius continued to occupy the 20th floor.

      Effective February 15, 2006, the Company subleased the 17th floor. Except for a discounted monthly base rental rate of $11,000, the sublease terms are equal to the Company's rental obligations. At December 31, 2005, the Company has recorded an accrual of $86,000 related to the future discounted rental expense for the 17th floor premises. The long-term portion, totaling $52,000, is included in other long-term payables on the Company's consolidated balance sheet at December 31, 2005.

      In connection with the April 16, 2003 acquisition of the YaYa business, YaYa assumed a $523,000 promissory note payable to certain YaYa partners. Provided that YaYa Media has available cash resources, the promissory note provides for annual interest-only payments commencing on December 31, 2003 through maturity date. The interest rate on the promissory note is 9% per annum with a maturity date of the later of (i) May 1, 2006, or (ii) the first date that YaYa has sufficient cash resources available to repay the balance of the promissory note and all accrued but unpaid interest. During December 2004, AVMC closed its Branded Content division, which included the YaYa business, and terminated the related staff and consulting positions. The promissory note is included as a long-term note payable in the Company's consolidated balance sheet at December 31, 2005 and 2004. YaYa's only remaining potential source of cash flow, at December 31, 2005, is its 10% equity interest in an unconsolidated subsidiary. However, to-date, the unconsolidated subsidiary has provided no cash distributions to its equity members.

Impact of Inflation

      The Company believes that inflation has not had a material impact on costs and expenses.


Factors That May Affect Future Results

      The Company's future success is dependent on management's ability to acquire companies under terms and conditions favorable to the Company and with operations that will facilitate future growth.

      The Company's success depends in large part on the continued services of its executive officers and consultants. The loss of such personnel or any key person could have a material adverse impact on the Company's results of operations. Also, operating results may be adversely impacted by the Company's inability to attract and retain highly skilled personnel.

      The Company is holding the 700,000 shares of Genius common stock not subject to pledges or other restrictions. As such, these securities will be valued at their then current market value as of the end of each fiscal quarter which could fluctuate between quarters and impact the Company's future results of operations until sold. While the Company believes that it will be successful in its efforts to place the Genius common stock, no assurance can be given as to the amount of proceeds that may be received upon such sale(s).


Qualitative and Quantitative Disclosures About Market and Interest Rate Risk

      Except for exceeding insured deposit limits (which deposits totaled approximately $1,950,000 at December 31, 2005), the Company is exposed to minimal market risks as its cash and cash equivalents investment policy allows only short-term, highly-rated securities. The Company does not hold or issue derivatives, derivative commodity instruments or other similar financial instruments, for trading purposes. At December 31, 2005, the Company's cash and cash equivalents approximate their fair values due to the short-term nature of these instruments.

      A significant portion of the Company's assets are the in form of equity securities of GNPI and are being held as available for sale. As such, the value of the Company's assets are impacted by fluctuations in the GNPI market price. At December 31, 2005, the Company determined that it does not have the intent to hold the Genius securities for a sufficient time to allow for a recovery in the market value to $2.25 per share, which is the original cost that was recorded in March 2005. As such, for the year ended December 31, 2005, the Company recorded a loss on impairment of the equity securities totaling $316,000. The Company does not hedge against these GNPI market fluctuations. As a result, significant deviations in the market value could have a material impact on the Company's financial position and results of operations.

Item 7. Financial Statements

      The management of the Company is responsible for the information and representations contained in the following Company consolidated financial statements. The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States considered appropriate under the circumstances and include some amounts based on best estimates and judgments. Other financial information in this report is consistent with these financial statements.

      The Audit Committee of the Board of Directors, presently consisting of three independent directors, is responsible for the appointment of the independent registered public accounting firm and reviews with the independent registered public accounting firm and management, the scope and the results of the annual audit and other matters relating to the financial affairs of the Company as they deem appropriate.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Vantage Companies
Las Vegas, Nevada


We have audited the accompanying consolidated balance sheets of American Vantage Companies and its subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Vantage Companies and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company changed the classification of cash flows associated with operating, investing and financing activities and retroactively revised the statement of cash flows for the year ended December 31, 2004 for the change.


/s/ Deloitte & Touche LLP
Las Vegas, Nevada
April 17, 2006

AMERICAN VANTAGE COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                      December 31,   December 31,
                                                                          2005           2004
                                                                      ------------   ------------
ASSETS
Current assets:
        Cash and cash equivalents                                     $  2,205,000   $  1,944,000
        Restricted cash and cash equivalents                             2,500,000      2,500,000
        Genius equity securities, available for sale, at fair value
              (cost of $2,307,000 and $0), current portion               2,071,000           --
        Investment in Genius warrants (cost of $1,244,000 and $0)        1,077,000           --
        Accounts and other receivables, net, current portion                39,000      4,758,000
        Inventories                                                           --        1,311,000
        Deferred income tax asset, net of valuation allowance of
              $30,000 and $0, respectively                                    --        4,517,000
        Other                                                              148,000        311,000
                                                                      ------------   ------------
                                                                         8,040,000     15,341,000
Film inventory, net                                                           --        8,218,000
Capitalized film costs, net                                                   --        3,362,000
Furniture and equipment, net                                                23,000        346,000
Accounts receivable, less current portion                                     --          201,000
Investments in unconsolidated subsidiaries                                 588,000        715,000
Genius equity securities, available for sale, at fair value
        (cost of $788,000 and $0), less current portion                    707,000           --
Deferred income tax asset, net of valuation allowance of                      --
        $3,338,000 and $0, respectively                                    465,000        921,000
Goodwill                                                                    57,000        574,000
Other                                                                      344,000        492,000
                                                                      ------------   ------------
                                                                      $ 10,224,000   $ 30,170,000
                                                                      ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                              $     86,000   $  5,784,000
        Lines of credit                                                       --        4,649,000
        Accrued liabilities and other payables                             513,000      1,550,000
        Deferred revenue                                                      --          395,000
        Deferred income tax liability                                      465,000           --
                                                                      ------------   ------------
                                                                         1,064,000     12,378,000
Notes payable                                                              523,000      4,523,000
Other long-term payables                                                   148,000           --
                                                                      ------------   ------------
                                                                         1,735,000     16,901,000
                                                                      ------------   ------------
Stockholders' equity:
        Preferred stock, $.01 par; 10,000,000 shares authorized;
         0 shares issued and outstanding                                      --             --
        Common stock, $.01 par; 100,000,000 shares authorized;
         5,729,107 shares issued and outstanding                            57,000         57,000
        Additional paid-in capital                                       5,780,000      5,769,000
        Retained earnings                                                2,652,000      7,443,000
                                                                      ------------   ------------
                                                                         8,489,000     13,269,000
                                                                      ------------   ------------
                                                                      $ 10,224,000   $ 30,170,000
                                                                      ============   ============


                 See notes to consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Twelve Mos. Ended    Twelve Mos. Ended
                                                              December 31, 2005    December 31, 2004
                                                              -----------------    -----------------
Revenues, net                                                 $         313,000    $         638,000
Cost of services                                                        131,000              248,000
                                                              -----------------    -----------------
Gross profit                                                            182,000              390,000
                                                              -----------------    -----------------

General and administrative expenses
      Payroll and payroll-related                                     1,207,000            1,456,000
      Related parties                                                   162,000              150,000
      Other                                                           1,727,000            2,244,000
                                                              -----------------    -----------------
                                                                      3,096,000            3,850,000
Gain on sale of undeveloped land                                           --              3,423,000
                                                              -----------------    -----------------
Operating loss                                                       (2,914,000)             (37,000)
                                                              -----------------    -----------------

Non-operating expense
      Interest income and other expense, net                           (174,000)                --
      Loss on impairment of Genius equity securities                   (316,000)                --
      Loss on sale of stock                                          (4,642,000)                --
                                                              -----------------    -----------------
                                                                     (5,132,000)                --
                                                              -----------------    -----------------

Loss from continuing operations before income
 tax benefit (provision)                                             (8,046,000)             (37,000)
Income tax benefit (provision)                                          191,000              (10,000)
Equity in income of unconsolidated subsidiaries, net                    525,000              624,000
                                                              -----------------    -----------------
Loss from continuing operations                                      (7,330,000)             577,000

Income (loss) from discontinued operations
      Income (loss) from discontinued operations (including
         gain on disposal of AVMC totaling $6,518,000                 3,967,000           (8,133,000)
         for the twelve months ended December 31, 2005)
      Income tax (provision) benefit                                 (1,428,000)           3,539,000
                                                              -----------------    -----------------
                                                                      2,539,000           (4,594,000)
                                                              -----------------    -----------------

Net loss                                                      $      (4,791,000)   $      (4,017,000)
                                                              =================    =================

Net loss (income) per share -- basic and diluted:
      Continuing operations                                   $           (1.28)   $            0.10
      Discontinued operations                                              0.44                (0.80)
                                                              -----------------    -----------------
                                                              $           (0.84)   $           (0.70)
                                                              =================    =================

 Weighted average number of common shares
 and common share equivalents                                         5,729,107            5,755,000
                                                              =================    =================

                 See notes to consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           Common stock           Additional                        Total
                                   ---------------------------      Paid-in        Retained      Stockholders'
                                      Shares       Par Value        Capital        Earnings         Equity
                                   ------------   ------------   ------------    ------------    -------------

Balance, December 31, 2003            5,690,667    $    57,000   $  5,713,000    $ 11,460,000     $ 17,230,000

 Net loss                                  --             --             --        (4,017,000)      (4,017,000)

 Issuance of common stock shares         25,000           --           94,000            --             94,000

 Exercise of stock options               13,440           --          (38,000)           --            (38,000)
                                   ------------   ------------   ------------    ------------    -------------

 Balance, December 31, 2004           5,729,107         57,000      5,769,000       7,443,000       13,269,000

 Net loss                                  --             --             --        (4,791,000)      (4,791,000)

Issuance of stock options
 for consulting services                   --             --           11,000            --             11,000
                                   ------------   ------------   ------------    ------------    -------------

 Balance, December 31, 2005           5,729,107   $     57,000   $  5,780,000    $  2,652,000    $   8,489,000
                                   ============   ============   ============    ============    =============


                See notes to consolidated financial statements

AMERICAN VANTAGE COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Twelve Mos. Ended    Twelve Mos. Ended
                                                                                December 31, 2005    December 31, 2004
                                                                                -----------------    -----------------
                                                                                                         (Revised)
Reconciliation of net loss to net cash used in operating activities
       Net loss                                                                 $      (4,791,000)   $      (4,017,000)
       Income (loss) from discontinued operations (net of income tax
          (provision) benefit of ($1,428,000) and $3,539,000)                           2,539,000           (4,594,000)
                                                                                -----------------    -----------------

       Loss from continuing operations                                                 (7,330,000)             577,000
       Depreciation and amortization                                                       85,000              139,000
       Loss on sale of Genius equity securities and warrants                            4,642,000                 --
       Loss on disposal of furniture and equipment                                         56,000                 --
       Unrealized loss from Genius warrants                                               167,000                 --
       Loss on impairment of Genius equity securities                                     316,000                 --
       Gain on sale of undeveloped land                                                      --             (3,423,000)
       Deferred income tax (benefit) provision                                           (191,000)              10,000
       Equity in income from unconsolidated subsidiaries, net                            (525,000)            (624,000)
       Compensation expense from issuance of stock options, net                            11,000                 --
       Issuance of common stock for investment banking services                              --                 56,000
       Other operating activities of discontinued operations                           (3,675,000)          (6,400,000)

       Change in operating assets and liabilities, net of amounts divested and discontinued operations:
              Accounts and other receivables, net                                         169,000             (208,000)
              Other current assets                                                        (33,000)             321,000
              Other assets                                                                 10,000              (12,000)
              Accounts payable and other current liabilities                             (393,000)               8,000
              Deferred revenue                                                            (75,000)              75,000
                                                                                -----------------    -----------------
       Net cash used in operating activities                                           (6,766,000)          (9,481,000)
                                                                                -----------------    -----------------

AMERICAN VANTAGE COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Twelve Mos. Ended    Twelve Mos. Ended
                                                                                December 31, 2005    December 31, 2004
                                                                                -----------------    -----------------
                                                                                                          (Revised)
Investing activities
     Purchase of furniture and equipment                                        $          (3,000)   $         (13,000)
     Proceeds from sale of furniture and equipment                                          5,000                 --
     Proceeds from sale of Genius stock and warrants, net of direct costs               8,592,000                 --
     Proceeds from sale of undeveloped land                                                  --              7,007,000
     Purchase certificate of deposit                                                         --             (2,500,000)
     Proceeds from maturity of certificate of deposit                                   2,500,000                 --
     Proceeds transferred to escrow account                                            (2,500,000)                --
     Purchase standby letter of credit                                                       --               (350,000)
     Redeem standby letter of credit                                                       50,000                 --
     Security deposit received from subleased office                                       96,000                 --
     Cash distribution from unconsolidated restaurant subsidiary                          575,000            1,055,000
     Cash used in Hypnotic acquisition direct costs                                          --                (14,000)
     Other investing activities of discontinued operations                                 12,000           (4,238,000)
                                                                                -----------------    -----------------
     Net cash provided by investing activities                                          9,327,000              947,000
                                                                                -----------------    -----------------

Financing activities
     Borrowings on line of credit                                                         200,000            2,300,000
     Payment of line of credit                                                         (2,500,000)                --
     Other financing activities of discontinued operations                                   --               (450,000)
                                                                                -----------------    -----------------

     Net cash (used in) provided by financing activities                               (2,300,000)           1,850,000
                                                                                -----------------    -----------------

Net increase (decrease) in cash and cash equivalents                                      261,000           (6,684,000)
Cash and cash equivalents, at beginning of year                                         1,944,000            8,628,000
                                                                                -----------------    -----------------

Cash and cash equivalents, at end of year                                       $       2,205,000    $       1,944,000
                                                                                =================    =================

Supplemental schedule of cash flow information:
     Cash paid for interest from continuing
     operations                                                                 $          37,000    $          52,000
                                                                                =================    =================
     Taxes paid from continuing operations                                      $           8,000    $          11,000
                                                                                =================    =================

Noncash investing and financing activities: Consideration received from March
     21, 2005 sale of AVMC:
           7,000,000 shares of Genius equity securities                         $      15,750,000    $            --
           1,400,000 warrants to purchase Genius common stock                           1,820,000                 --
                                                                                -----------------    -----------------
                                                                                       17,570,000                 --
     Fair value of disposed assets and liabilities at December 31, 2005:
           Assets, net                                                                (21,943,000)                --
           Liabilities                                                                 12,670,000                 --
           Direct costs for the sale of AVMC                                           (1,262,000)                --
           Other                                                                         (517,000)                --
                                                                                -----------------    -----------------
     Gain on disposal                                                           $       6,518,000    $            --
                                                                                =================    =================

                 See notes to consolidated financial statements

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Nature of operations and summary of significant accounting policies

      Nature of business and business activities. During April 2003, American Vantage Companies (the "Company") acquired substantially all of the assets and business and certain of the liabilities of YaYa, LLC as a component in its strategy to develop a branded content business. YaYa Media, Inc. ("YaYa Media") is a wholly-owned subsidiary of the Company, formed specifically to acquire the YaYa assets, business and liabilities purchased and to continue YaYa's business and operations.

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

      During September 2004, AVMC began distributing documentary films, under the brand name "non-fiction films, inc.," as a successor to a former Wellspring subsidiary.

      During December 2004, AVMC closed its Branded Content segment and terminated the related staff and consulting positions. The Branded Content segment included all of YaYa's operations and a portion of the acquired Hypnotic operations.

      Effective March 21, 2005, the Company sold all of the outstanding common stock of AVMC to Genius. Genius began operating the AVMC operations effective March 22, 2005. Consideration included 7,000,000 shares of Genius common stock and five-year warrants to purchase an additional 1,400,000 shares of Genius common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share. In conjunction with the sale of AVMC, the Company recorded a gain of $6,518,000 during 2005.

      Of the 7,000,000 shares of GNPI common stock acquired from Genius, 5,625,000 shares were not subject to pledges or other restrictions. Those shares not subject to pledges or other restrictions, along with the warrants acquired from Genius, were classified as current assets in the accompanying consolidated balance sheets at December 31, 2005, while the shares subject to long-term pledges or other restrictions were recorded as long-term assets. The Genius common stock is traded on the over-the-counter bulletin board (OTCBB) under the symbol "GNPI."

      As a result of the AVMC transaction, Genius acquired the Company's accounts receivable, inventories, film inventory, and capitalized film costs. Genius also assumed certain liabilities, including a $2,349,000 Atlantic Bank of New York credit facility and $4,000,000 of promissory notes of AVMC. AVCS has guaranteed the obligations arising under $3,274,000 of the AVMC promissory notes which mature on February 3, 2006 (see Note 9 - Notes payable). AVCS also assumed payment obligations relating to approximately $1,080,000 of accounts payable incurred in connection with the direct response operations of AVMC. The direct response accounts payable obligations would be offset from the proceeds, if any, from the sale of approximately $328,000 of direct response inventory.

      From April 2005 through July 2005, the Company made various payments, totaling $211,000, against the direct response obligations. During August 2005, the Company and Genius negotiated a final settlement payment of $586,000 for the direct response obligations. The settlement resulted in a net adjustment of $218,000 in the gain on disposal of AVMC. From July 2005 through December 2005, the Company made additional accounting adjustments of $82,000 to the gain on disposal of AVMC, which resulted from the renegotiation of certain direct sales costs.

      Related to the AVMC disposition transaction, Genius transferred back to the Company certain assets, liabilities and operations of Hypnotic. The book value of these assets that were transferred back to the Company was not treated as part of the accounting for the original sale; but, rather, was treated as assets retained by the Company. The assets and operations transferred back to the Company encompass the prior Film and TV Production segment operations of Hypnotic including co-executive producer fees generated from the television series "The O.C.," but excluding Hypnotic's `back-end' interest in "The O.C."

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Effective June 1, 2005, the Company privately placed 2,000,000 shares of the Genius common stock and 180,000 warrants to purchase shares of Genius common stock, at an exercise price of $2.56 per share (the "$2.56 warrants"), for gross proceeds of $3,500,000. Effective June 4, 2005, the Company privately placed an additional 500,000 shares and 45,000 $2.56 warrants under similar terms as the previous private placement for gross proceeds of $875,000. Direct sales costs for the June 2005 private placements totaled $214,000. Related to these placements of the Genius stock, the Company also surrendered to Genius for cancellation 225,000 $2.56 warrants. In conjunction with these transactions, the Company recognized a loss of $2,041,000.

      In addition, effective August 17, 2005, the Company placed 3,125,000 shares of the Genius common stock for gross proceeds of $4,688,000 with direct sales costs of $257,000. In conjunction with this transaction, the Company recognized a loss of $2,601,000.

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company's consolidated statements of operations have been retroactively adjusted to account for YaYa, AVMC, Wellspring, non-fiction films, inc. and the Branded Content segment as discontinued operations for all periods presented.

      At December 31, 2005, the Company, through wholly-owned subsidiaries, holds a 49% interest in Border Grill Las Vegas, LLC ("Border Grill"), a Nevada Limited liability company, that owns and operates the Border Grill Restaurant and holds a 10% interest in an unconsolidated subsidiary that promotes video gaming tours ("Games Media").

      Principles of consolidation. The consolidated financial statements include the accounts of American Vantage Companies and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      The Company excludes the accounts of Border Grill and instead records its equity interest using the equity method of accounting (based on the Company's 49% equity interest in Border Grill's net assets and the terms of the Border Grill Operating Agreement).

      The Company also excludes the accounts of Games Media and, effective January 1, 2005, records its equity interest using the cost method of accounting based on the Company's 10% equity interest in the net assets of the Games Media. Prior to January 1, 2005, the Company recorded this investment using the equity method of accounting as the Company's equity in Games Media's net assets ranged up to 36%.

      Use of estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting policies ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts and disclosures, some of which may require revision in future periods. Actual results could differ from those estimates.

      Cash equivalents. The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents. These primarily include money market funds.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Restricted cash and cash equivalents. In June and July 2005, the Company delivered an aggregate $2,500,000 to fund the escrow securing the Company's obligations under certain of the AVMC promissory notes. In February 2006, the AVMC promissory notes were repaid in full. On March 8, 2006, the Company received the escrow principal and accrued interest totaling $2,530,000 and its guaranty of certain of the AVMC promissory notes was terminated.

      Concentration of credit risk. The Company is subject to concentrations of credit risk associated with cash and cash equivalents. The Company places cash and cash equivalents with financial institutions with investment grade credit ratings. The financial institutions are FDIC insured on amounts up to $100,000. In aggregate, such insured limits are exceeded by $1,950,000 and $1,155,000, at December 31, 2005 and 2004, respectively.

      Equity securities. Consideration received from the March 21, 2005 disposition of AVMC to Genius included 7,000,000 shares of Genius common stock and five-year warrants to purchase an additional 1,400,000 shares of Genius common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share. In August 2005 and June 2005, the Company privately placed an aggregate of 3,125,000 and 2,500,000 shares, respectively, of the Genius common stock with unaffiliated third parties. In conjunction with the June 2005 private placement, the Company also privately placed an aggregate of 225,000 $2.56 warrants. Related to the June 2005 private placements of the Genius securities, the Company also surrendered to Genius for cancellation 225,000 $2.56 warrants. Gross proceeds from the August 2005 and June 2005 private placements totaled $4,688,000 and $4,375,000, respectively. As of December 31, 2005, the Company had 1,375,000 shares of Genius common stock classified as "available-for-sale" with a total value of $2,778,000, in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115").

      As of December 31, 2005, the fair value of the Genius stock classified as short-term assets was $2,071,000. A total of 675,000 shares of the Genius common stock are being held in escrow, of which 350,000 shares have restrictions exceeding one year to secure the indemnification obligations under the AVMC disposition agreements. These securities are included as long-term assets in the consolidated balance sheets.

      In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," the fair value of the Genius warrants is recorded as $1,077,000 on the December 31, 2005 consolidated balance sheet. The warrants have been accounted for as derivatives as the terms permit a cashless exercise. Gains or losses resulting from fluctuations in the fair value are recognized in non-operating expense in the Company's consolidated statement of operations. For the years ended December 31, 2005 and 2004, the Company recognized a loss of $167,000 and $0, respectively, due to the change in the fair value of the warrants at year-end.

      In accordance with Emerging Issues Task Force Issue No. 03-01 and SEC Staff Accounting Bulletin Topic 5-M, the Company assesses whether an other-than-temporary impairment loss on the GNPI common stock has occurred due to declines in fair value or other market conditions. The periodic assessment is based on several criteria including volatility of market share prices of GNPI common stock, intent of the Company to place the GNPI securities the Company owns, as well as operations, current business activities, transactions or other trends related to GNPI. At December 31, 2005, the Company determined that it does not have the intent to hold the Genius securities for a sufficient time to allow for a recovery in the market value to $2.25 per share, which is the original cost that was recorded in March 2005. As such, for the year ended December 31, 2005, the Company recorded a loss on impairment of the equity securities totaling $316,000 which is included in non-operating expense in the Company's consolidated statements of operations. There were no other-than-temporary impairment losses during the year ended December 31, 2005.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      FASB has released FASB Staff Position 115-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The guidance addresses the "determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss." The effective date for the guidance is for reporting periods beginning after December 15, 2005. The guidance is not expected to have a material effect on the Company's consolidated financial statements.


      Allowance for uncollectible accounts receivable. The Hypnotic accounts receivable balances were based on contractual agreements. The Company did not believe there was any significant risk relating to the collectibility of these accounts receivable that would require an allowance for any estimated losses resulting from the inability of its clients to make required payments. However, the Company did periodically analyze each client account, and, when it became aware of a specific client's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the client's overall financial condition, the Company would record a specific provision for uncollectible accounts to reduce the related receivable to the amount that was estimated to be collectible.

      For Wellspring sales, the Company recorded a monthly accrual for bad debt expense based upon historical collections experience and other factors. The monthly accrual and individual customer accounts were reviewed periodically to ensure overall reasonableness and collectibility. If the Company determined that amounts owed from customers were uncollectible, such amounts were charged against the allowance for doubtful accounts.

      Inventories. Inventories were stated at the lower of cost or market, with cost being determined using the average cost method. Inventories primarily consisted of Wellspring packaging materials and finished goods that included DVDs and video tapes.

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

      On January 30, 2004, the Company completed the sale of the approximately 40 acres of undeveloped land for $7,007,000 in cash (excluding legal and consulting costs).

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

      At December 31, 2004, the Company's goodwill related to the December 31, 2003 acquisition of the Hypnotic operations totaled $574,000. In connection with the sale of AVMC to Genius on March 21, 2005, management determined that the Hypnotic goodwill carrying value of $517,000 was associated with assets sold to Genius, and therefore, the $517,000 was included in the determination of gain on sale.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Revenue recognition. The Hypnotic revenues primarily were generated from an agreement to provide executive co-producer services for a television series. These revenues were generally recognized when services were provided.

      The Company's revenues for the years ended December 31, 2005 and 2004 generated by Wellspring are included in the income (loss) from discontinued operations for each respective period.

      Wellspring revenues were generated through its home video, direct response, worldwide sales (television) and theatrical units.

      Wellspring revenues, generated from the home video or direct response sales of DVDs and video tapes, net of an allowance for estimated returns totaling $350,000 included in accounts receivable, net in the December 31, 2004 consolidated balance sheet, were generally recognized at the time of shipment.

      In accordance with Statement of Position 00-2, "Accounting by Producers or Distributors of Films," Wellspring revenues which were derived from licensing agreements, were recognized when there was persuasive evidence that a licensing arrangement existed, that the film was complete and had been delivered or was available for immediate and unconditional delivery, that the license period had begun and the licensee could begin exploitation or exhibition of the film, the license fee was fixed or determinable and collection of the license fee was reasonably assured. License fees for Wellspring were amortized to expense in the same ratio that current period actual revenue bear to estimated remaining unrecognized ultimate revenue as of the beginning of the current year. Management regularly reviewed and revised, when necessary, its total ultimate revenue estimates, which could result in a change in the rate of amortization and/or write-down of all or a portion of the unamortized costs of the film to its fair value. Film advertising and marketing costs were expensed the first time the advertising takes place, unless the advertising is recoupable according to the contract, and then it was recorded as other current assets.

      Wellspring revenues generated from the theatrical release of motion pictures were recognized at the time of exhibition based on the segment's participation in box office receipts.

      Cash advances received were recorded as deferred revenue until all of the conditions of revenue recognition have been met.

      Intercompany revenues, if any, were eliminated and were immaterial for separate disclosure.

      Film library amortization. License fees for Wellspring were amortized to expense in the same ratio that current period actual revenue bear to estimated remaining unrecognized ultimate revenue as of the beginning of the current year. Management regularly reviewed and revised, when necessary, its total revenue estimates, which could result in a change in the rate of amortization and/or write-down of all or a portion of the unamortized costs of the film to its fair value.


      Capitalized film costs, net. Estimated recoupable costs to prepare Wellspring film programming, paid on behalf of the licensors, were classified as capitalized film costs, net in the consolidated balance sheets. Film advertising and marketing costs were expensed the first time the advertising takes place, unless the advertising was recoupable according to the contract, and then it was capitalized to other film costs. Management evaluated recoverability periodically based on revenues generated by the applicable films.


      Advertising expense. Advertising expense includes the costs associated with the production of advertisements and the communication of those advertisements. Advertising costs are expensed as incurred in accordance with SOP 93-7 "Reporting on Advertising Costs." Advertising expense from continuing operations totaled $0 for the twelve months ended December 31, 2005 and 2004.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      Under the intrinsic value method, no compensation cost has been recognized for employee stock-based compensation under the applicable circumstances. Had the Company used the fair value-based method of accounting and recognized compensation expense as provided for in SFAS No. 123, "Stock-Based Compensation," the net loss and net loss per share for the following periods would have been as follows:

                                           Twelve Mos. Ended   Twelve Mos. Ended
                                           December 31, 2005   December 31, 2004
                                           -----------------   -----------------
Net loss, as reported                      $      (4,791,000)  $      (4,017,000)
     Total stock-based consulting
     compensation
      expense included in reported net
      loss, net
      of tax                                           7,000                --
                                           -----------------   -----------------

Net loss, as adjusted                             (4,784,000)         (4,017,000)
     Deduct: Total stock-based
      compensation expense determined
      under
      fair value method, net of tax                 (209,000)           (566,000)
                                           -----------------   -----------------

Pro forma net loss                         $      (4,993,000)  $      (4,583,000)
                                           =================   =================

Pro forma net loss per share -- basic and
diluted                                    $           (0.87)  $           (0.80)
                                           =================   =================


      The weighted-average grant-date fair value of the options granted was $1.31 and $3.73 per option for the twelve months ended December 31, 2005 and 2004, respectively.

      The weighted-average grant-date fair value of each non-employee award and the pro forma presentation for employee stock-based compensation was determined by using the Black-Scholes option pricing model and the following key assumptions:

                                 Twelve Mos. Ended  Twelve Mos. Ended
                                 December 31, 2005  December 31, 2004
                                 -----------------  -----------------
Expected stock price volatility   131.3% - 136.1%    138.0% - 140.0%
Expected options lives (years)           10                10
Expected dividend yield                   0                 0
Risk-free interest rates             4.1% - 4.5%           4.5%

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


      For the twelve months ended December 31, 2005, the Company recorded an income tax benefit from continuing operations as a result of the tax effect of the periods' pretax losses of $3,559,000, offset by the recording of a valuation allowance of $3,368,000 during the twelve months ended December 31, 2005. For the twelve months ended December 31, 2004, the Company recognized a tax benefit of $1,154,000 primarily related to the periods' losses from continuing operations. For the twelve months ended December 31, 2004, the Company recognized a tax provision of $1,164,000 primarily related to the gain on the sale of the land.


      Net loss per common share. The computation of basic and diluted loss per common share is based on the weighted average number of common shares outstanding. Options and warrants to purchase 1,229,000 and 1,025,000 shares, respectively, of common stock at December 31, 2005 and 1,114,000 and 1,025,000 shares, respectively, of common stock at December 31, 2004, were not included in the computation of basic and diluted loss per common share because the effect would be anti-dilutive.

      Consolidated statements of cash flows. Subsequent to the issuance of the Company's consolidated financial statements for the twelve months ended December 31, 2004, the Company determined that the cash flows associated with discontinued operations should not have been presented as a single item within the investing activities category of the consolidated statements of cash flows. As a result, during 2005, the Company changed the presentation of its consolidated statements of cash flows to separately present the cash flows from discontinued operations within the categories of operating, investing and financing activities. A summary of the effects of the change in presentation on the consolidated statements of cash flows for the twelve months ended December 31, 2004, is as follows:

                                                               Twelve Mos. Ended
                                                               December 31, 2004
                                                               -----------------

Net cash used in operating activities as previously reported        $(9,295,000)
Change in net cash used in discontinued operations                     (186,000)
                                                                    -----------
Net cash used in operating activities as currently reported         $(9,481,000)
                                                                    ===========

Net cash provided by investing activities as previously reported    $   761,000
Change in net cash used in discontinued operations                      186,000
                                                                    -----------
Net cash provided by investing activities as currently reported     $   947,000
                                                                    ===========

Net cash provided by financing activities as previously reported    $ 1,850,000
Change in net cash used in discontinued operations                           --
                                                                    -----------
Net cash provided by financing activities as currently reported     $ 1,850,000
                                                                    ===========

      Reclassifications. Certain amounts as previously reported for the December 31, 2004 period have been reclassified to conform to the current year presentation.

      New accounting pronouncements. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment," which revised SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost is recognized over the period during which an employee is required to provide services in exchange for the award. This statement also addresses the accounting for the tax effects of share-based compensation awards. Pursuant to a Securities and Exchange Commission rule issued in April 2005, this statement is effective for the Company commencing on January 1, 2006. The Company is adopting this standard as of such date using the modified prospective application. Under the modified prospective application, the Company will expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, the Company will recognize compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite services have not been rendered over the periods the requisite services will be rendered after January 1, 2006. Based upon stock options outstanding at December 31, 2005, the Company estimates that for those options the Company will record approximately $44,000 in stock option expense during the first quarter of 2006. Any stock option grants in 2006 and future periods will increase the amount of compensation cost recorded for those years.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Discontinued operations

      Effective January 1, 2004, AVMC combined the YaYa operations and the Hypnotic branded entertainment operations into its Branded Content segment. During December 2004, the Company discontinued its Branded Content segment.

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," Company's consolidated statements of operations have been retroactively adjusted to account for YaYa, AVMC, Wellspring, non-fiction films, inc. and the Branded Content segment as discontinued operations for all periods presented:

                                         Twelve Mos. Ended   Twelve Mos. Ended
                                         December 31, 2005   December 31, 2004
                                         -----------------   -----------------

Revenues                                 $       1,698,000   $      19,014,000
Cost of sales and services                       1,794,000          11,889,000
                                         -----------------   -----------------

Gross profit                                       (96,000)          7,125,000
                                         -----------------   -----------------

Selling, general and administrative              2,390,000          15,083,000
Non-operating expense                              (65,000)           (175,000)
Gain on disposal of AVMC                         6,518,000                --
Income tax (provision) benefit                  (1,428,000)          3,539,000
                                         -----------------   -----------------

Income (loss) from discontinued
 operations                              $       2,539,000   $      (4,594,000)
                                         =================   =================


      The loss on impairment of Hypnotic goodwill of $517,000 for the twelve months ended December 31, 2005 and loss on impairment of the YaYa goodwill of $2,939,000 for the twelve months ended December 31, 2004 is included in the respective income (loss) from discontinued operations.


Note 3 - Investments in unconsolidated subsidiaries

      The Company, through a wholly owned subsidiary, holds a 49% interest in Border Grill, an unconsolidated subsidiary that owns and operates the Border Grill Restaurant in a casino hotel located on the Las Vegas "Strip." The Company excludes the accounts of Border Grill and instead records its equity interest using the equity method of accounting, as adjusted to reflect the terms of the Border Grill Operating Agreement regarding allocation of profits and losses among the Border Grill's members.

      The following summarizes the unaudited condensed balance sheets at December 31, 2005 and 2004 of the Border Grill:

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2005  December 31, 2004
                  -----------------  -----------------
Assets            $       1,480,000  $       1,496,000
Liabilities                 451,000            473,000
                  -----------------  -----------------

Members' capital  $       1,029,000  $       1,023,000
                  =================  =================


      The following summarizes the condensed statements of operations for the twelve months ended December 31, 2005 and 2004 (unaudited) of Border Grill:

                                         Twelve Mos. Ended  Twelve Mos. Ended
                                         December 31, 2005  December 31, 2004
                                         -----------------  -----------------
Revenues                                 $       7,786,000  $       7,634,000
Expenses excluding depreciation
 and amortization                                6,416,000          6,172,000
Depreciation and amortization                      139,000            252,000
                                         -----------------  -----------------

Net income                               $       1,231,000  $       1,210,000
                                         =================  =================


      For the twelve months ended December 31, 2005, the Company's income from Border Grill, totaling $604,000, was decreased by $79,000 to adjust the Company's net capital contribution in Border Grill to reflect the Company's portion of total member's capital.

      In addition, as a result of the YaYa, LLC asset acquisition, the Company, through YaYa, obtained a non-controlling interest (10% at December 31, 2005 and 2004, respectively) in an unconsolidated subsidiary ("Games Media") that has entered into an in-substance joint venture arrangement to create a promotional event called a video game touring festival. The Company has no capital requirement in connection with this joint venture and is not obligated to provide future financing of the activities. If, after good faith efforts by the members, there are insufficient corporate sponsors to cover all costs and expenses of staging the initial event, the joint venture shall dissolve and liquidate, unless the members agree to the contrary.

      The following summarizes the unaudited condensed balance sheets at December 31, 2005 and 2004 of Games Media:


                  December 31, 2005  December 31, 2004
                  -----------------  -----------------

Assets            $         624,000  $         480,000
Liabilities                 180,000             82,000
                  -----------------  -----------------

Members' capital  $         444,000  $         398,000
                  =================  =================

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The following summarizes the unaudited condensed statements of operations for the twelve months ended December 31, 2005 and 2004 of Games Media:

                                           Twelve Mos. Ended   Twelve Mos. Ended
                                           December 31, 2005   December 31, 2004
                                           -----------------   -----------------
Revenues                                   $       2,785,000   $       2,312,000

Expenses                                           2,624,000           1,942,000
                                           -----------------   -----------------
Net income                                 $         161,000   $         370,000
                                           =================   =================


Note 4 - Goodwill

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

      In conjunction with the Wellspring acquisition, an independent third-party appraised the Wellspring film library at $12,790,000. The following table summarizes the estimated fair value of Wellspring's assets and liabilities at December 31, 2004, and calculates the resulting `negative goodwill' balance. Negative goodwill was allocated pro rata to the acquired film library and fixed assets:

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase price:
     Issuance of promissory notes                                        $       4,000,000
     Cash paid for acquisition                                                   4,000,000

Acquisition direct costs:
     Issuance of common stock options as investment banking fee                    235,000
     Legal, accounting and other miscellaneous direct acquisition costs            165,000
                                                                         -----------------
Total purchase price and direct costs                                            8,400,000
                                                                         -----------------

Fair value of Wellspring's assets and liabilities:
     Assets
        Film library                                                            12,790,000
        Capitalized film costs                                                   2,100,000
        Furniture and equipment                                                    344,000
        Deferred income tax asset                                                1,506,000
        Other assets                                                               193,000
        Current assets (including $4,360,000 in accounts receivable)             6,173,000
                                                                         -----------------
                                                                                23,106,000
                                                                         -----------------
     Liabilities
        Line of credit                                                           2,799,000
        Current liabilities                                                      4,426,000
                                                                         -----------------
                                                                                 7,225,000
                                                                         -----------------
Fair value of identifiable net assets acquired                                  15,881,000
                                                                         -----------------

Negative goodwill                                                        $      (7,481,000)
                                                                         =================

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

      The following table summarizes the estimated fair value of Hypnotic's assets and liabilities at December 31, 2004, and calculates the resulting goodwill balance:

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase price:
          Issuance of 1,000,000 warrants for shares of the Company's common stock  $         750,000
Acquisition direct costs:
          Issuance of common stock options as investment banking fee                          30,000
          Legal, accounting and other miscellaneous direct acquisition costs                 111,000
                                                                                   -----------------
Total purchase price and direct costs                                                        891,000
                                                                                   -----------------

Fair value of Hypnotic's assets and liabilities:
          Assets
                 Film inventory                                                              657,000
                 Furniture and equipment                                                     185,000
                 Other assets (including $25,000 in identifiable intangibles)                163,000
                 Current assets (including $806,000 in accounts receivable)                1,104,000
                                                                                   -----------------
                                                                                           2,109,000
                                                                                   -----------------
          Liabilities
                 Film production liabilities                                                 612,000
                 Deferred revenue                                                            585,000
                 Current liabilities                                                         595,000
                                                                                   -----------------
                                                                                           1,792,000
                                                                                   -----------------
Fair value of identifiable net assets acquired                                               317,000
                                                                                   -----------------

Goodwill                                                                           $         574,000
                                                                                   =================


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

      The following unaudited pro forma information, for the twelve months ended December 31, 2004, represents the results of operations of the Company as if the Wellspring, Hypnotic and YaYa acquisitions had occurred at January 1, 2004 after giving pro forma effect to elimination of various positions, increases in certain salaries, increased income tax benefits and discontinued operations from the Branded Content segment:

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               Twelve Mos. Ended
                                                               December 31, 2004
                                                                   (unaudited)
                                                              =================

Revenues, net                                                 $      21,368,000
                                                              =================

Net loss                                                      $      (6,813,000)
                                                              =================

Net loss per common share - basic and diluted                 $           (1.18)
                                                              =================


      The unaudited pro forma information does not purport to be indicative of the results that would actually have been achieved had the acquisitions occurred as of the date of the periods indicated.


Note 5 - Accounts and other receivables, net

      Accounts and other receivables, net consist of:

                                                       December 31, 2005  December 31, 2004
                                                       -----------------  -----------------
Gross accounts and other receivables                   $          39,000  $       6,272,000
Less allowances for doubtful accounts and returns                   --           (1,313,000)
                                                       -----------------  -----------------

Total accounts and other receivables, net                         39,000          4,959,000
Less long-term portion                                              --             (201,000)
                                                       -----------------  -----------------

Total accounts receivable, net, current portion        $          39,000  $       4,758,000
                                                       =================  =================

      Bad debt expense of $124,000 and $898,000 was recorded for the twelve months ended December 31, 2005 and 2004, respectively. Sales returns expense of $270,000 and $1,736,000 were recorded as an offset against gross revenues for the twelve months ended December 31, 2005 and 2004, respectively.

      As discussed in "Note 1 - Nature of operations and summary of significant accounting policies (Nature of business and business activities)," effective March 21, 2005, Genius acquired AVMC and its subsidiaries' accounts and other receivables. As such, bad debt and sales return expenses, recorded for the 2005 and 2004 periods, are included in the income (loss) from discontinued operations on the Company's consolidated statements of operations.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6 - Film inventory, net

                          December 31, 2005           December 31, 2004
                     --------------------------  --------------------------
                         Gross                      Gross
                        Carrying   Accumulated     Carrying    Accumulated
                         Amount    Amortization     Amount     Amortization
                     ------------  ------------  ------------  ------------

Film inventory, net  $       --    $       --    $ 10,657,000  $  2,439,000
                     ============  ============  ============  ============


      The aggregate film inventory amortization expense for the twelve months ended December 31, 2005 was $665,000 as compared to $2,439,000 for the twelve months ended December 31, 2004.

      As discussed in Note 1 - Nature of operations and summary of significant accounting policies (Nature of business and business activities), effective March 21, 2005, Genius acquired AVMC and its subsidiaries' film inventory. As such, the film inventory amortization expense, for the 2005 and 2004 periods are included in the income (loss) from discontinued operations on the Company's consolidated statements of operations.

      The film inventory was amortized over a period primarily ranging from five to seven years. At December 31, 2004, the film inventory had unamortized costs of $8,218,000.

      At December 31, 2004, the film library represented films that had been released or were available for release. No films were in production, in development or preproduction.

      At December 31, 2004, the Company also estimated 53% of its unamortized film costs for released films, excluding acquired film libraries, would be amortized during the three-year period ending December 31, 2007. Amortization of at least 80% of the film costs for released films, excluding acquired film libraries, was estimated to occur in 2014.


Note 7 - Furniture and equipment, net

                                   December 31,   December 31,
                                       2005           2004
                                   ------------   ------------
Computer equipment                 $     55,000   $    604,000
Furniture and fixtures                   23,000        107,000
Office equipment                         29,000         57,000
Production equipment                       --           21,000
Leasehold improvements                    7,000         56,000
                                   ------------   ------------
                                        114,000        845,000
Less accumulated depreciation and
amortization                            (91,000)      (499,000)
                                   ------------   ------------
                                   $     23,000   $    346,000
                                   ============   ============

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Depreciation expense from continuing operations, for the twelve months ended December 31, 2005 and 2004, totaled $85,000 and $139,000, respectively. As discussed in Note 1 - Nature of operations and summary of significant accounting policies (Nature of business and business activities), effective March 21, 2005 Genius acquired AVMC and its subsidiaries' furniture and equipment. The aggregate depreciation and amortization expense, from discontinued operations, totaled $51,000 for the twelve months ended December 31, 2005 and $204,000 for the respective 2004 period.


Note 8 - Lines of credit

      In conjunction with the February 3, 2004 Wellspring acquisition, the Company assumed a Revolving Line of Credit arrangement ("Atlantic Line of Credit") with Atlantic Bank of New York ("Atlantic"). The Atlantic Line of Credit, originally was to expire on May 1, 2004. The Atlantic Line of Credit was extended to February 15, 2005. The Atlantic Line of Credit provided for a $4,500,000 credit facility and was secured by substantially all of the assets of Wellspring. The interest rate was a floating rate of 2.75% above Atlantic's prime lending rate (which was 8.0% at December 31, 2004). To the extent that the borrowing base (defined in the Atlantic Line of Credit as the sum of 50% of eligible accounts receivable, 70% of wholesale inventories and 30% of retail inventories) was below the $4,500,000 maximum, the Atlantic Line of Credit was limited to the borrowing base. At December 31, 2004, the Company had an outstanding principal balance of $2,349,000 under the Atlantic Line of Credit.

      Related to the March 21, 2005 AVMC disposition transaction, Genius assumed the Atlantic Bank of New York credit facility.

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

      On April 5, 2005, the Company paid the SouthwestUSA Line of Credit principal balance of $2,500,000 by surrendering the $2,500,000 certificate of deposit held as collateral for the SouthwestUSA Line of Credit. The SouthwestUSA Line of Credit has been cancelled.


Note 9 - Notes payable

      The aggregate purchase price for the shares of Wellspring capital stock included the issuance by AVMC of $4,000,000 of secured negotiable notes and a secured non-negotiable note. The notes bear interest at 7% per annum, are payable quarterly, and mature on February 3, 2006. The notes are guaranteed by Wellspring and are secured by a junior line on all of the assets of Wellspring and a pledge of Wellspring's capital stock by AVMC. The liens are subordinate to the rights of Atlantic.

      As discussed in "Note 1 - Nature of operations and summary of significant accounting policies," on March 21, 2005, the Company sold all of the outstanding common stock of AVMC to Genius. Related to the transaction, the Company guaranteed to the respective noteholders the obligations arising under certain secured negotiable AVMC promissory notes and a secured non-negotiable AVMC promissory note aggregating $3,274,000 in principal amount. The noteholders received their promissory notes in connection with AVMC's acquisition of Wellspring on February 3, 2004. The promissory notes bear interest at 7.0% per annum, payable quarterly, and matured on February 3, 2006. The promissory notes were guaranteed by Wellspring at the time of their issuance and are secured by all of the assets of Wellspring and a pledge by AVMC of Wellspring's capital stock owned by AVMC. The Wellspring guaranty and AVMC pledge remained in effect after the sale of AVMC to Genius.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      During June 2005 and July 2005, the Company funded $2,050,000 and $450,000, respectively, to an escrow account against the guarantee of the obligations for the AVMC promissory notes and secured non-negotiable AVMC promissory note.

      In February 2006, the AVMC promissory notes were repaid in full. On March 8, 2006, the Company received the escrow principal and accrued interest totaling $2,530,000 and its guaranty of certain of the AVMC promissory notes was terminated.

      From the April 16, 2003 acquisition of the YaYa business, the Company assumed a $523,000 promissory note payable to prior owners of the YaYa business. Provided that YaYa Media had available cash resources from revenues generated from YaYa Media business activities, the promissory note provided for annual interest-only payments commencing on December 31, 2003 through maturity date. The interest rate on the promissory note is 9% with a maturity date of the later of (i) May 1, 2006, or (ii) the first date that YaYa Media has sufficient cash available to repay the balance of the promissory note and all accrued but previously unpaid interest. During December 2004, AVMC closed its Branded Content division, which included the YaYa business, and terminated the related staff and consulting positions. The promissory note is included as a long-term note payable in the Company's consolidated balance sheet at December 31, 2005 and 2004. YaYa's only remaining potential source of cash flow, at December 31, 2005, is its 10% equity interest in Games Media, an unconsolidated subsidiary. However, to-date, the unconsolidated subsidiary has provided no cash distributions to its equity members.


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

      YaYa, LLC and the Company also entered into a Voting Agreement, dated as of April 16, 2003. This agreement provides that YaYa, LLC will vote all of the shares of the Company's common stock that it owns, including the 824,811 shares YaYa, LLC acquired in the acquisition transaction, as directed by the Company's board of directors, except in connection with any (a) tender offer by a party other than YaYa, LLC or an affiliate of YaYa, LLC, (b) transaction which is subject to Rule 13e-3 promulgated under the Securities Exchange Act of 1934, as amended, or (c) merger involving the Company where, as a result of such merger, the then stockholders of the Company would, upon consummation of such merger, own less than 50% of the total voting power of the entity surviving such merger. The agreement further provides that it is terminable on the later of: (x) the day following the 20th consecutive trading day where the closing price of the Company's common stock exceeds $7.50 per share or (y) April 16, 2010. Upon the dissolution of YaYa, LLC, the obligations of YaYa, LLC were assumed by the parties who received the shares of the Company's common stock in connection with such dissolution.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

      Stock plans. At December 31, 2005 and 2004, the Company has two separate active stock plans with 1,583,334 shares available for issuance to employees, officers and directors of the Company and others who are involved in the continuing development and success of the Company or its subsidiaries. In addition, the Company has two expired stock option plans which authorized 500,000 shares reserved for issuance to officers of the Company and 833,334 shares reserved for issuance to key employees, including officers. Options, under all plans, have generally not been granted at less than 100% of the market value of the Company's common stock on the date of grant.

      The following is a summary of activity of outstanding stock options under the four plans:

                                                                                                  Employees, Officers
                                             Officers                  Key Employees               Directors, Others
                                    --------------------------  ---------------------------  -------------------------------
Common shares reserved for issuance          500,000                     833,334                       1,583,334
                                    ==========================  ===========================  ===============================
Outstanding, December 31, 2003            11,696  $       1.13       117,304   $       1.16       868,335   $           1.70
Granted                                     --            --            --             --         150,000               3.83
Exercised                                   --            --         (33,334)          1.13          --                  --
Canceled / expired                          --            --            --             --            --                  --
                                    ============  ============  ============   ============  ============   ================

Outstanding, December 31, 2004            11,696          1.13        83,970           1.16     1,018,335               2.23
Granted                                     --            --            --             --         190,000               1.60
Exercised                                   --            --            --             --            --                  --
Canceled / expired                          --            --            --             --         (75,000)              3.19
                                    ------------  ------------  ------------   ------------  ------------   ----------------

Outstanding, December 31, 2005            11,696  $       1.13        83,970   $       1.16     1,133,335   $           2.17
                                    ============  ============  ============   ============  ============   ================

Options outstanding -- weighted
 average remaining contractual
 life (years) // range of exercise
 prices                                      4.2  $       1.13           4.4    $1.13-$1.63           7.3        $0.93-$4.15
                                    ============  ============  ============   ============  ============   ================

Options exercisable -- weighted
 average remaining contractual
 life (years) // range of exercise
 prices                                      4.2  $       1.13           4.4    $1.13-$1.63           6.7        $0.93-$4.15
                                    ============  ============  ============   ============  ============   ================

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Warrants. Pursuant to the December 31, 2003 asset acquisition agreement among Enigma and the Company, the Company issued to Enigma warrants (each, a "Enigma warrant"), which were valued at $0.75 per Enigma warrant, to purchase a total of 1,000,000 shares of the Company's common stock, par value $0.01 per share, at an exercise price of $5.00 per share (the Enigma warrants "Exercise Price"), expiring on December 31, 2013. The Company and Enigma fixed the terms of the Enigma warrants pursuant to arm's-length negotiations.

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

      Holders of Enigma warrants have the right to demand one registration for resale of the shares underlying the Enigma warrants at the expense of the Company and two additional registrations at their own expense. They also have unlimited piggyback registrations with respect to shares that have not been previously registered.


Note 11 - Income taxes

      Income tax benefit (provision) related to continuing operations is comprised as follows:

                                          Twelve Mos. Ended   Twelve Mos. Ended
                                          December 31, 2005   December 31, 2004
                                          -----------------   -----------------

Current:
 Federal                                  $            --     $            --
 State                                                 --                  --
                                          -----------------   -----------------

                                          $            --     $            --
                                          =================   =================

Deferred:
 Federal                                  $         474,000   $        (234,000)
 State                                             (283,000)            224,000
                                          -----------------   -----------------

                                          $         191,000   $         (10,000)
                                          =================   =================


      The total income tax (provision) benefit is recorded as follows:


                                   Twelve Mos. Ended   Twelve Mos. Ended
                                   December 31, 2005   December 31, 2004
                                   -----------------   -----------------

Continuing operations              $         191,000   $         (10,000)
Discontinued operations                   (1,428,000)          3,539,000
                                   -----------------   -----------------

                                   $      (1,237,000)  $       3,529,000
                                   =================   =================

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      The income tax provision for the twelve months ended December 31, 2005 and 2004 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax loss as a result of the following differences:

                                                  Twelve Mos. Ended           Twelve Mos. Ended
                                                  December 31, 2005     %     December 31, 2004     %
                                                  -----------------   -----   -----------------   -----
Statutory federal tax rate                        $       2,557,000      34   $        (200,000)    (34)
Expected state tax, net of federal                          151,000       2             (29,000)     (5)
Effect of permanent differences                             (21,000)     (0)            (32,000)     (5)
Employment tax credits                                       25,000       0              25,000       4
Benefit of no state tax on land gain                           --         0             253,000      43
Loss utilization against income from
 discontinued operations                                  1,428,000      19                --         0
Effect of deferred tax asset valuation allowance         (3,368,000)    (45)               --         0
Effect of reduction in expected state tax rate
 on net deferred tax asset                                 (249,000)     (3)               --         0
Other                                                      (332,000)     (4)            (27,000)     (5)
                                                  -----------------   -----   -----------------   -----

                                                  $         191,000       3   $         (10,000)     (2)
                                                  =================   =====   =================   =====


      The components of deferred net tax assets and liabilities at December 31, 2005 and 2004 are comprised of:


                                                     December 31,   December 31,
                                                         2005           2004
                                                     ------------   ------------

Tax attributes of unconsolidated investee            $    177,000   $    141,000
Reserves, allowances and accruals                          46,000        712,000
Basis in acquired intangibles (film library)                 --          874,000
Net operating loss                                      3,644,000      3,646,000
Basis of securities                                      (498,000)          --
Other                                                      (1,000)        65,000
                                                     ------------   ------------

                                                        3,368,000      5,438,000
Less: deferred tax asset valuation allowance           (3,368,000)          --
                                                     ------------   ------------

                                                     $       --     $  5,438,000
                                                     ============   ============


      As of December 31, 2005, the Company had available net operating loss carryforwards for federal and state of $9,823,000 and $9,987,000, respectively, which begin to expire in 2022 and 2012, respectively. The Company also had available, as of December 31, 2005, federal general business tax credit carryforwards of $184,000, which begin to expire in 2022.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 12 - Commitments and contingencies

      Operating lease commitments. At December 31, 2005, the Company leases its corporate office space located in Las Vegas, Nevada under an agreement that terminates on October 31, 2008. At December 31, 2005, the lease agreement provides for a monthly base rental amount of $3,000 and payment of taxes, insurance, maintenance and other expenses related to the leased property.

      The lease obligations for the two administrative offices formerly utilized by AVMC and located in Santa Monica, California, the direct response offices located in Los Angeles, California and the Wellspring executive and operations offices located in New York, New York were assumed by the Company in connection with the AVMC disposition.

      During September 2005, the Company subleased for the remainder of the lease term one of the two administrative offices located in Santa Monica, California to an unaffiliated third party at an amount equal to the Company's rental obligations under the lease for such office. The sublease terms also provided for a security deposit totaling $96,000, which approximates three months of rent, which is included in other long-term payables of the Company's consolidated balance sheet at December 31, 2005.

      Through October 31, 2005, the Company continued to utilize the remaining Santa Monica, California office for its Hypnotic operations. Effective November 1, 2005, the Hypnotic operations were relocated to the Las Vegas corporate office. The Santa Monica, California office was vacated and the Company contracted with a real estate broker to sublease the office at a rate and for a term anticipated to equal the Company's existing lease commitment. From November 1, 2005 Genius has occupied this office on a month-to-month basis, at the Company's existing lease commitment terms.

      In connection with the April 2004 execution of the Santa Monica, California lease agreement, a $350,000 standby letter of credit benefiting the landlord was purchased. To the extent that the lease agreements are not in default, terms of the standby letter of credit provide for individual decreases of $50,000 on each of April 1, 2005, 2006 and 2007. The standby letter of credit, totaling $300,000 at December 31, 2005, is included in other assets in the consolidated balance sheet.

      During September 2005, for a negotiated payment of $10,000, the Company was released from future rent payments or other commitments related to the direct response offices located in Los Angeles, California.

      Wellspring's executive ("20th floor") and operations offices ("17th floor") were located on two full floors of a building located at 419 Park Avenue South, New York, New York, 10016. The lease agreement, which expires in June 2008, provides for monthly base lease amounts of $14,000 for the 17th floor and $18,000 for the 20th floor.

      Genius may occupy the 17th floor and 20th floor for a transitional period, upon reimbursement of the Company's actual monthly rental cost. Effective August 30, 2005, Genius relocated the Wellspring staff from the 17th floor to the 20th floor. At December 31, 2005, Genius continued to occupy the 20th floor.

      Effective February 15, 2006, the Company subleased the 17th floor to a third party. Except for a discounted monthly base rental rate of $11,000, the sublease terms are equal to the Company's rental obligations. At December 31, 2005, the Company has recorded an accrual of $86,000 related to the future discounted rental expense generated from these discontinued operations. The long-term portion, totaling $52,000, is included in other long-term payables of the Company's consolidated balance sheet at December 31, 2005.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The aggregate future minimum commitments under the operating leases less contracted sublease rental amounts, are as follows:


 Twelve Mos. Ended
    December 31,
---------------------

        2006                                      $       808,000
        2007                                              809,000
        2008                                              609,000
        2009                                              105,000
        2010                                                   -
     Thereafter                                                -
                                                  ---------------

Total future minimum rental payments required           2,331,000
Less: sublease rentals                                 (2,146,000)
                                                  ---------------

                                                  $       185,000
                                                  ===============


      Rent expense from continuing operations for the twelve months ended December 31, 2004 and 2005 totaled $179,000 and $214,000, respectively. For the twelve months ended December 31, 2005 and 2004, rent expense from discontinued operations totaled $522,000 and $713,000, respectively. For the twelve months ended December 31, 2005, the Company received sublease rentals totaling $303,000.

      Litigation and claims. In connection with the premature termination of the Company's agreements to provide consulting services to an Indian gaming enterprise, the Company brought a civil action against the Table Mountain Tribe (the "Tribe"). The lawsuit sought to recover payments due under the agreements, as well as consulting fees that would have been due during the remainder of the consulting contract term.

      On October 21, 2005, the Company and the Tribe settled the claims between the parties. Under this settlement, the Company received a nominal payment from the Tribe and the Company and the Tribe each granted the other a release from all claims that could arise under the various agreements between the parties.

      The Company made certain representations concerning AVMC as of February 28, 2005. GNPI has advised the Company that it believes that certain of these representations may have been inaccurate. Informal discussions are being held between the Company and Genius on this matter. The Company believes that such representations were not inaccurate when made and that Genius has not provided the Company with supporting documentation to substantiate Genius' assertions. The Company cannot estimate the effect of the potential liability, if any, it may owe to Genius related to such representations.

      During December 2004, a former Wellspring employee ("Plaintiff"), filed a petition with the U.S. Equal Employment Opportunity Commission ("EEOC") alleging the Company and AVMC discriminated against her because of her sex and disability. The Company and AVMC are vigorously defending this action. However, given the preliminary nature of the Complaint, the Company is unable to determine its losses, if any, should the Plaintiff be successful in her Complaint. Therefore, no accounting recognition has been given to the matter in the accompanying consolidated financial statements.

      In the ordinary course of its business, the Company may be subject from time to time to claims and legal actions. The Company has no history of material claims and, excluding the above discussion, no material actions were pending or threatened against the Company.

AMERICAN VANTAGE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Related party transactions

      The Company's current non-employee directors were paid $160,000 and $95,000 during the twelve months ended December 31, 2005 and 2004, respectively, for serving on the Board of Directors of the Company.

      On December 21, 2005, the Company granted to Steven G. Barringer, Jeanne Hood and Randolph C. Read, non-qualified stock options to each purchase 30,000 of the Company's common stock shares at an exercise price of $1.26 per share. The options were granted as compensation for serving on the Company's board of directors.

      In consideration for corporate legal and consulting services, the Company paid a minority shareholder $56,000 during the twelve months ended December 31, 2004.

      Other related party transactions are described in Note 4 - Lines of Credit and Note 6 - Stockholders' equity (stock options).


Note 14 - Employee benefit plans

      2004 Employee Stock Purchase Plan. In June 2004, the Company's shareholders approved the 2004 Employee Stock Purchase Plan ("Stock Purchase Plan"). Under the Stock Purchase Plan, eligible employees, may in the aggregate, purchase up to 1,500,000 shares of common stock at semi-annual intervals through periodic payroll deductions. Purchases are limited to a maximum value of $25,000 per calendar year based on the Internal Revenue Code Section 423 limitation. At the discretion of the Company's Compensation Committee, the Stock Purchase Plan may be opened for shares to be purchased on July 1 and January 1 of each year until termination of the plan on December 31, 2009. The purchase price is 85% of the lower of (i) the fair market value of the common stock on the participant's entry date into the offering period, or (ii) the fair market value on the semi-annual purchase date. To-date, the Compensation Committee has not opened the Stock Purchase Plan.

      Retirement plan. Company employees meeting certain eligibility requirements participate in a simplified employee pension plan. Employer contributions to this plan are made on a discretionary basis and were $82,000 for the twelve months ended December 31, 2005 and 2004, respectively.


Note 15 - Segment reporting

      See "Note 1 - Nature of operations and summary of significant accounting policies (Nature of business and business activities)" for the discussion concerning the March 2005 AVMC disposition transaction and December 2005 closure of Hypnotic operations.

      Effective January 1, 2004, AVMC combined the YaYa operations and the Hypnotic branded entertainment operations into its Branded Content segment. During December 2004, the Company discontinued its Branded Content segment.

      As a result of the above transactions the Company has one reportable segment at December 31, 2005. Accordingly, the Company's consolidated statements of operations have been retroactively adjusted to account for these former segments as discontinued operations for all periods presented in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." See "Note 2 - Discontinued operations" for a summary of the operating results for the twelve months ended December 31, 2005 and 2004 for these former segments.

Item 8. Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

      During the Company's two most recent fiscal years, there were no disagreements between the Company and Deloitte & Touche LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Deloitte & Touche LLP's satisfaction would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreement(s) in connection with its reports.


Item 8A. Controls and Procedures

      An evaluation was performed, as of December 31, 2005, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports that the Company's files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rule and forms, and that such information is accumulated and communicated to the Company's management, including the President and Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

      There has been no change in the Company's internal controls over financial reporting that occurred during the fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


Item 8B. Other Information

      None.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      Set forth below are the names of all the directors and executive officers of the Company along with certain information relating to the business experience of each of the listed directors and officers.

Name                      Age   Position
--------------------------------------------------------------------------------
Ronald J. Tassinari        62   Founder, Chief Executive Officer, President and
                                Chairman of the Board of Directors

Steven G. Barringer        49   Director (Corporate Governance Liaison)

Jeanne Hood                76   Director (Chairman of the Audit Committee)

Randolph C. Read           53   Director (Chairman of the Compensation Committee
                                and the Acquisition
                                Committee)

Audrey K. Tassinari        65   Director

Anna M. Morrison           50   Chief Accounting Officer

      Ronald J. Tassinari, an original founder of the Company, has served as the Chief Executive Officer, President and Chairman of the Board of Directors since its inception in August 1979. Mr. Tassinari also is a member of the Company's acquisition committee. Mr. Tassinari is the husband of Audrey K. Tassinari, another director of the Company.

      Steven G. Barringer has served as a director of the Company since February 1998 and the Company's corporate governance liaison since July 2003. Mr. Barringer has been a member of Holland & Hart LLP since April 2006. Mr. Barringer was a member of the government relations firm of MGN, Inc. in Washington, D.C. from November 2000 to April 2006. Mr. Barringer also has maintained his own law practice, Steven G. Barringer, P.L.L.C., in Washington, D.C. since November 2000. From April 1999 to October 2000, Mr. Barringer was a member of the law firm of Dickstein Shapiro Morin & Oshinsky, LLP, in Washington, D.C., practicing natural resources and environmental law.

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

      Randolph C. Read was elected to the Company's board of directors in May 2003. He has been the President and Chief Executive Officer of American Strategic Investments, L.P., an investment fund that focuses on established commercial business operations and investing in both debt and/or equity of those entities, since 2002. Mr. Read served as President of Knowledge Universe Business Group and President of Knowledge Universe Capital Co. from 1999 to 2002.

      Audrey K. Tassinari has been a director of the Company since March 1985. Ms. Tassinari served as the Company's Executive Vice President from April 1986 until July 2002, when she resigned such position in connection with the Company's corporate restructuring. During her tenure as an officer of the Company, she was responsible for the Company's management and employee training programs at Table Mountain Casino that grew from approximately 45 employees in 1989 to 850 employees in 1999. From 1973 to 1985, Ms. Tassinari held key management positions in the hotel/casino industry. Ms. Tassinari is the wife of Ronald J. Tassinari, the Company's Chief Executive Officer and President.

      Anna M. Morrison was appointed Chief Accounting Officer of the Company in April 2003. From August 2002 to April 2003, she provided financial and accounting services to the Company as an outside consultant. She was President of Morrison Business Resources, Inc. and an associate with Resources Connection, Inc. and Robert Half International, Inc. from 1997 to August 2002. Ms. Morrison served as a manager and an associate for Price Waterhouse LLP, a predecessor of PricewaterhouseCoopers LLP from 1987 to 1992 and from 1993 to 1996. Ms. Morrison is a certified public accountant.


Audit Committee

      The Company's Board of Directors has determined that Ms. Hood is an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. The current members of the Audit Committee are Ms. Hood and Messrs. Barringer and Read. The Company's Board of Directors has determined that all of the members of the Audit Committee are independent as defined under Rule 10A-3 under the Exchange Act.


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

      Based solely on the Company's review of the copies of those reports received by it, or written representations from certain reporting persons that no other reports were required for those persons, for the twelve months ended December 31, 2005, the Company is not aware of any failures to file reports or report transactions in a timely manner, except that one report was filed late for each of Jeanne Hood and Randolph C. Read. These late filings were in connection with the reporting of the grant of options to each of such individuals. Mr. Read claims that the one-business day delinquency in the filing of his Form 4 was due to no fault of his own. The late filing of Ms. Hood's Form 4 was attributable to a delay in receiving Edgar codes from the SEC.


Code of Ethics

      The Company's board of directors has established a code of ethics that applies to the Company's principal executive, financial and accounting officer. A copy of the Company's code of ethics has been made Exhibit 14.1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003, filed with the SEC on October 29, 2003.


Item 10. Executive Compensation

Summary Compensation Table

      In February 2004, the Company changed its fiscal year to end on December 31 from July 31 of each calendar year. The following table sets forth, with respect to the twelve months ended December 31, 2005, 2004 and 2003 and the fiscal year ended July 31, 2003, all compensation earned by our Chief Executive Officer and other officers who were serving as executive officers of the Company as of the close of business on December 31, 2005 and whose total annual salary, bonus and other annual compensation earned during the twelve months ended December 31, 2005 exceeded $100,000. Due to the overlap of periods constituting the twelve months ended December 31, 2003 and the fiscal year ended July 31, 2003, information included in the twelve month period ended December 31, 2003 may be duplicative of information included in the fiscal year ended July 31, 2003.

                                                                                                            Long-Term
                                                                                                           Compensation
                                                         Annual Compensation                                   Awards
                                      --------------------------------------------------------------       ------------
                                                                                                             Securities
                                                                                        Other Annual         Underlying
Name and Principal Position(s)                  Period             Salary      Bonus    Compensation          Options
---------------------------------     --------------------------  ---------   --------  ------------       ------------

Ronald J. Tassinari,                  Fiscal year ended 12/31/05  $ 316,857   $     -   $     41,000(1)              -
 Chief Executive Officer and
 President                            Fiscal year ended 12/31/04    300,923         -         41,000(1)              -

                                      Twelve months ended
                                        12/31/03                    287,857    100,000        40,000(3)         275,000(4)

                                       Fiscal year ended 7/31/03    272,473         -         40,000(3)          25,000(7)



Anna M. Morrison,                     Fiscal year ended 12/31/05  $ 208,462   $     -   $     41,000(1)          50,000(2)
 Chief Accounting Officer
                                      Fiscal year ended 12/31/04    160,308         -         41,000(1)              -

                                      Twelve months ended
                                       12/31/03                      92,349     15,000        25,539(5)          60,000(6)

                                       Fiscal year ended 7/31/03     33,798         -          8,808(8)          50,000(9)


(1) Includes SAR/SEP retirement plan contributions totaling $41,000 the Company made on the named executive officer's behalf.

(2) Represents options to purchase 50,000 of the Company's common stock shares at an exercise price of $0.93.

(3) Includes SAR/SEP retirement plan contributions totaling $40,000 the Company made on the named executive officer's behalf.

(4) Represents option to purchase 25,000 of the Company's common stock shares at an exercise price of $1.41 per share and 250,000 shares at an exercise price of $2.87 per share.

(5) Includes SAR/SEP retirement plan contributions totaling $25,539 the Company made on the named executive officers' behalf.

(6) Represents options to purchase 50,000 of the Company's common stock shares at an exercise price of $1.41 per share and 10,000 shares at an exercise price of $2.87 per share.

(7) Represents an option to purchase 25,000 of the Company's common stock shares at an exercise price of $1.41 per share.

(8) Includes SAR/SEP retirement plan contributions totaling $8,808 the Company made on the named executive officer's behalf.

(9) Represents an option to purchase 50,000 of the Company's common stock shares at an exercise price of $1.41 per share.


Option Grants In Last Fiscal Year

      The following table sets forth:

      o The number of shares underlying options the Company granted during the twelve months ended December 31, 2005 to each of the named executive officers listed in the Summary Compensation Table contained in the "Executive Compensation" subsection of this Form 10-KSB,

      o The percentage that the option grant represents of the total options granted to all of the Company's employees during the twelve months ended December 31, 2005,

      o     The per share exercise price of each option,

      o     and the expiration date of each option.


                                                                   Percentage of
                                      Number of Securities     Total Options Granted
                                       Underlying Options        to All Employees         Exercise
              Name                          Granted               in Fiscal Year           Price           Expiration Date
----------------------------------    ---------------------    ----------------------    -----------    ----------------------

Ronald J. Tassinari                            0                       0.0%                 $ -                  ---

Anna M. Morrison                             50,000                   100.0%                0.93          December 20, 2015

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table

      None of the named executive officers listed in the Summary Compensation Table exercised an option held by the officer during the fiscal year ended December 31, 2005.

      The following table includes the number and value of exercisable and unexercisable stock options granted to each of the named executive officers listed in the Summary Compensation Table at December 31, 2005.

                                                                                  Number of Securities
                                                                                       Underlying          Value of Unexercised
                                                                                      Unexercised              In-The-Money
                                                                                   Options at FY-End       Options at FY-End ($)
                                        Shares Acquired            Value             Exercisable /             Exercisable /
              Name                        on Exercise             Realized         Unexercisable (1)         Unexercisable (1)
----------------------------------    ---------------------    ---------------    ---------------------    ----------------------
Ronald J. Tassinari                            0               $             0      180,555 / 150,000              $0 / $0

Anna M. Morrison                               0               $             0       79,000 / 31,000          $23,250 / $23,250


(1) The closing price for the Company's common stock on December 31, 2005 was $0.93 per share.


Compensation of Directors

      Non-employee directors receive $15,000 per annum for serving on the Board of Directors of the Company.

      Jeanne Hood, Randolph C. Read and Steven G. Barringer and Randolph C. Read also received $10,000 each for serving as the chairpersons for the audit and compensation committees, respectively and as the corporate governance liaison.

      In addition to quarterly fees received in his capacity as a non-employee director and chair of the compensation committee, effective June 1, 2005, Randolph C. Read receives a monthly fee of $10,000 as chair of the Board's acquisition committee.


Employment and Severance Agreements

      Effective January 1, 2006, the Company entered into a new employment agreement with Ronald J. Tassinari. The Company entered into this new employment agreement in order to comply with new Internal Revenue Code sections, rules and regulations concerning recognition of deferred income. With the exception of the timing of certain severance payments, the new employment agreement has substantially similar compensation and other provisions as provided in the employment agreement superceded by the new employment agreement. Mr. Tassinari's January 2006 employment agreement provides for him to continue to serve as the Company's Chief Executive Officer and President. The January 2006 agreement with Mr. Tassinari provides, among other matters, for (a) an initial annual base salary of $326,400, subject to adjustments in the event of increases the Company gives to any of its other executives or increases in a specified cost-of-living index, (b) reimbursement for his personal legal and financial consulting expenses to a maximum of 3% of his prior calendar year's base salary, (c) his right to designate the beneficiary on a $2,000,000 term life policy on his life and (d) reimbursement of all normal expenses relating to the use of his personal automobile. The Company also retained the right in the January 2006 employment agreement to otherwise increase Mr. Tassinari's base salary and grant Mr. Tassinari other incentive compensation, such as stock options or bonuses. Mr. Tassinari's January 2006 agreement also contains indemnification provisions relating to his performance of services on the Company's behalf, and confidentiality, non-disparagement, non-competition and non-solicitation provisions.

      Mr. Tassinari's January 2006 employment agreement further provides that, upon his death during the agreement's term, the Company is obligated to pay his designee or estate a lump sum death benefit equal to the sum of (a) the annualized average of the base salary paid to him during the five calendar years immediately preceding his death, plus (b) the annualized average of the incentive awards granted to him during the five calendar years immediately preceding his death. The January 2006 agreement also provides for disability coverage, including continuing to pay him his base salary and keeping in effect any incentive awards during an initial period and then continuing to pay him for a one year period at a rate equal to the annualized average of the base salary, plus the value of any incentive compensation, paid to him during the prior five calendar years.

      Mr. Tassinari's January 2006 employment agreement provides for payments in the event of his termination "without cause" or if he terminates his employment for "good reason," as such terms are used in the agreement. These payments include (a) payment of a sum equal to 2.99 times the annualized average of the base salary, plus the value of any incentive compensation, paid to him during the prior five calendar years, (b) reimbursement of certain legal fees up to $100,000, (c) continuation of, or the payment of an amount equal in value to, all employee benefits which he was entitled to receive immediately prior to termination for the remaining term of the employment agreement and (d) continuation of, or the payment of an amount equal in value to, all medical insurance coverage for him and his family for a twelve month period following termination. The maximum amount of all of these payments may not exceed the amount which would otherwise result in an "excess parachute payment" under section 280G of the Internal Revenue Code, minus $1.00.

      The Company entered into a new employment agreement with Anna M. Morrison, the Chief Accounting Officer, as of January 1, 2006. The Company entered into this new employment agreement in order to comply with new Internal Revenue Code sections, rules and regulations concerning recognition of deferred income. With the exception of the timing of certain severance payments, the new employment agreement has substantially similar compensation and other provisions as provided in the employment agreement superceded by the new employment agreement. This agreement has a term expiring on December 31, 2006 (subject to extension) and provides for a base salary of $215,500 per year. The Company has the right under this agreement to increase Ms. Morrison's base salary and to grant her incentive compensation, such as additional options or bonuses. Ms. Morrison's agreement contains severance or "golden parachute" provisions providing for payments equal to 100% of Ms. Morrison's base salary as in effect on the date of such termination, if she is terminated without cause or she terminates her employment following a change in control of the Company.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The Company's common stock is the only class of the Company's voting securities presently outstanding.

      The following table sets forth information with respect to the beneficial ownership of shares of the Company's common stock as of April 12, 2006:

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

                                                                  Amount and Nature of             Percentage of
Name and Address of Stockholder                                   Beneficial Ownership          Outstanding Shares
-------------------------------                                   --------------------          ------------------
Ronald J. Tassinari (1)........................................       620,329 (2) (3)                  11.7
Audrey K. Tassinari (4)........................................       620,329 (2) (5)                  11.7
Viviendi Universal Entertainment LLLP (6)......................       524,939 (7)                       8.4
Engex, Inc. (8)................................................       474,500 (9)                       8.3
Rosalind Davidowitz (10).......................................       437,747 (11)                      7.6
Jay H. and Sharyn Brown (12)...................................       348,211 (13)                      6.0
Blueridge Associates (2).......................................       367,279 (2) (14)                  6.4
White Rock Partners, Krest LLC, ET Holdings, L.L.C.,
  Hampstead Associates, L.L.C., Ridgeview Associates,
  LLC, Michael R. Milken and Lowell J. Milken  (15)............       336,505 (2) (16)                  5.9
Anna M. Morrison (17)..........................................       113,300 (18)                      2.0
Jeanne Hood (19)...............................................        87,501 (2) (20)                  1.5
Steven G. Barringer (21).......................................        55,000 (2) (22)                  1.0
Randolph C. Read (23)..........................................        35,000 (2) (24)                  0.6

All executive officers and directors as a group
   (six persons) (25)..........................................     1,785,941 (2) (26)                 28.9


(1) Mr. Tassinari is the Company's President and Chief Executive Officer. Mr. Tassinari also serves as Chairman of the Company's board of directors. Mr. Tassinari is the husband of Audrey K. Tassinari, another director of the Company.

(2) Does not include 824,811 shares of the Company common stock held by certain stockholders who have granted the Company's board of directors a limited power to vote such shares. These stockholders acquired such 824,811 shares in connection with the dissolution of YaYa, LLC ("YaYa"). The Company issued such 824,811 shares to YaYa as the consideration for the April 2003 acquisition from YaYa of certain assets and the YaYa business. Such stockholders have granted the Company's board of directors a limited power to direct how they are to vote their aggregate 824,811 shares of the Company's common stock pursuant to a voting agreement dated as of January 1, 2005. This power has been granted to the Company's board as a group, and not to any individual director. The Company believes that such voting power is not held by any individual since the Company's board is required to act by plurality. As such, no individual director named in this stockholder table is listed as the beneficial owner of the 824,811 shares owned by the former YaYa creditors as of the above schedule date, although such shares are included in the aggregate amount held by all executive officers and directors as a group. The stockholders include White Rock Partners ("White Rock"), which acquired 55,236 shares, Krest LLC ("Krest"), which acquired 281,269 shares, and Blueridge Associates LLC ("Blueridge"), which acquired 324,178 shares. See note (15) below for further information regarding White Rock and Krest. The address for Blueridge is c/o Maron & Sandler, 1250 Fourth Street - Suite 500, Santa Monica, California, 90401.

(3) Includes (a) 3,698 shares of Company common stock owned of record by Mr. Tassinari, his wife and child, as joint tenants, (b) 443,293 shares owned by the Tassinari Family Trust, a family trust in which Mr. Tassinari and his wife are trustees and beneficiaries, (c) 5,000 shares owned of record by his spouse, (d) 130,555 shares issuable upon exercise of options granted to Mr. Tassinari, which shares are exercisable within the next 60 days, and (d) 27,778 shares issuable upon exercise of options granted to Mr. Tassinari's spouse, which shares are exercisable within the next 60 days. Mr. Tassinari disclaims beneficial ownership to the (x) 27,778 shares underlying options granted his spouse, (y) 5,000 shares owned of record by his spouse and (z) 221,646 shares held by the Tassinari Family Trust in excess of his pecuniary interest in such trust. Does not include 150,000 shares of the Company's common stock issuable upon exercise of an option granted to Mr. Tassinari, which shares are not exercisable within the next 60 days.

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

(6) The address for Vivendi Universal Entertainment LLLP ("Viviendi) is 100 Universal City Plaza - Building 1280-6, Universal City, California, 91608.

(7) Represents 524,939 shares of Company common stock issuable upon exercise of warrants held by Vivendi, which shares are exercisable within the next 60 days.

(8)   The address for Engex, Inc. is 44 Wall Street, New York, New York, 10005.

(9) According to the Schedule 13D of Engex, Inc. filed with the SEC on July 10, 2003, Engex claims to have sole voting and dispositive power with respect to 474,500 shares of Company common stock. Such amount does not include 12,300 shares owned directly by the chairman of Engex, Inc., J. Morton Davis, or 547,747 shares owned by Mr. Davis's wife, Rosalind Davidowitz. According to the proxy statement of Engex filed with the SEC on January 11, 2005, the principal stockholders of Engex are (a) Mr. Davis, the reported beneficial owner of 6.2% of the outstanding common stock of Engex, (b) Ms. Davidowitz, the reported beneficial owner of 28.2% of the outstanding common stock of Engex, (c) Kinder Investments L.P., the reported beneficial owner of 11.2% of the outstanding common stock of Engex, and (d) Venturetek LP, the reported beneficial owner of 11.4% of the outstanding common stock of Engex. The Engex proxy statement also reports that Dov Perlysky, the managing member of the general partner of Kinder Investments, is a member of the immediate family of Mr. Davis. According to the Schedule 13G/A of Kinder Investments, Nesher, LLC and Dov Perlysky filed with the SEC on July 24, 2003, Kinder Investments is the owner of an additional 274,100 shares of Company common stock and Mr. Perlysky, the managing member of the general partner of Kinder Investments, has sole voting and dispositive powers with respect to such 274,100 shares. The shares listed in the principal stockholders table are limited to those shares set forth in Schedule 13D of Engex as being beneficially owned by Engex. See Note (11) for further information with respect to Mr. Davis' and Ms. Davidowitz's ownership interest in the Company's outstanding common stock.

(10) The address of Rosalind Davidowitz is 7 Sutton Place South, Lawrence, New York, 11563.

(11) According to the Schedule 13G/A of Rosalind Davidowitz filed with the SEC on February 7, 2006, Ms. Davidowitz claims to have sole voting and dispositive powers with respect to 437,747 shares of Company common stock owned directly by her and that she may be deemed the beneficial owner of 12,300 shares owned by J. Morton Davis, Mrs. Davidowitz's husband. Ms. Davidowitz's Schedule 13G/A states that Mr. Davis has the sole power to dispose or to direct the dispositionof the 12,300 shares owned by him. The shares listed in the principal stockholders table are limited to those shares set forth in Ms. Davidowitz's Schedule 13G as being beneficially owned by her. See Note (9) for further information concerning Ms. Davidowitz's ownership interest in Engex, another stockholder of the Company, and other related matters.

(12) These stockholders hold 260,711 shares of Company common stock of record as tenants-in-common. Mr. Brown provides legal services to the Company from time to time and previously served as a member of the advisory group the Company formed to assist the Company's management in evaluating merger and acquisition candidates. Mr. Brown received an option to purchase 87,500 shares of Company common stock upon his appointment to the advisory group, which shares were to become exercisable upon consummation of a merger or acquisition transaction involving the Company during the term of the advisory group. Such an acquisition transaction was consummated on April 16, 2003. The address for Mr. and Ms. Brown is 1801 Waldman Avenue, Las Vegas, Nevada, 89102.

(13) Includes 87,500 shares of Company common stock that are issuable upon exercise of an option granted to Mr. Brown, which shares are exercisable within the next 60 days.

(14) Includes 43,101 shares of Company common stock issuable upon exercise of warrants held by Blueridge, which shares are exercisable within the next 60 days. Such shares are not subject to the voting agreement referred to in note (2) above.

(15) According to a Schedule 13D/A filed with the Securities and Exchange Commission on January 10, 2005 by YaYa, White Rock, Krest, ET Holdings, L.L.C. ("ET"), Hampstead Associates, L.L.C. ("Hampstead"), Ridgeview Associates, LLC ("Ridgeview)", Michael R. Milken ("M. Milken") and Lowell
      J. Milken ("L. Milken"), YaYa, the former record holder of 824,811 shares of our common stock, was dissolved. In connection with the dissolution of YaYa, the shares of Company common stock held by YaYa were distributed to the creditors of YaYa, including White Rock and Krest. According to our stock records, 55,236 shares were transferred to and are currently held of record by White Rock and 281,269 were transferred to and are currently held of record by Krest. We have no knowledge, nor do our stock records show, of any shares of Company common stock being transferred to or held by ET, Hampstead, Ridgeview, M. Milken or L. Milken. The Schedule 13D/A reports White Rock as having sole voting and dispositive power with respect to 55,236 shares of Company common stock and Krest as having sole voting and dispositive power with respect to 281,269 shares of Company common stock and shared voting and dispositive power with respect to 55,236 shares of Company common stock. The Schedule 13D/A reports each of ET, Hampstead, Ridgeview, M. Milken and L. Milken as having sole voting and dispositive power with respect to no shares of Company common stock and shared voting and dispositive power with respect to 336,505 shares of Company common stock. The Schedule 13D/A does not provide any information regarding the relationship or agreements by which these persons and entities share any voting and dispositive power with each other, except that (a) the secretary of YaYa is Stanley E. Maron, (b) the general partner of White Rock is Mapleleaf Partners whose general manager is Mr. Maron, (c) the secretary of Krest is Mr. Maron, (d) the assistant secretary of ET holdings is Mr. Maron and (e) the manager of Hampstead is Ridgeview whose manager is M. Milken. In the original schedule 13D filed with the SEC on April 28, 2003 by YaYa, White Rock, ET, Hampstead, Ridgeview, M. Milken, L. Milken and others, (x) Hampstead is the manager of an entity, ET Consolidated, L.L.C. ("ET Consolidated"), which is the manager of ET, (y) Mr. Milken and L. Milken are each managers of Ridgeview, directors of ET, ET Consolidated and Hampstead and may be deemed a controlling person of Ridgeview. The address for each of White Rock, Krest, ET, Hampstead, Ridgeview, M. Milken and L. Milken, according to the original Schedule 13D, is 1250 Fourth Street - Suite 580, Santa Monica, California, 90401. In a letter dated December 12, 2005, the Company was advised that Krest had distributed Krest's 281,269 shares of Company common stock to six of its members as follows: Arrowleaf Partners (513 shares), ET (144,774 shares), Thomas Kalinske (1,721 shares), David Kyman (23 shares), M. Milken (4,988 shares) and Mollusk Holdings LLC (129,250 shares)

(16) Does not include (a) 102,183 shares of Company common stock issuable upon exercise of warrants held by Knowledge Universe ("KU"), which shares are exercisable within the next 60 days, (b) 60,114 shares of Company common stock issuable upon exercise of warrants held by Blue Rock Partners ("BRP"), which shares are exercisable within the next 60 days, and (c) 8,620 shares of Company common stock issuable upon exercise of warrants held by Pinecrest Associates, LLC ("PA"), which shares are exercisable within the next 60 days. The Company believes that KU, BRP and/or PA may be affiliates of one or more of White Rock, Krest, ET, Hampstead, Ridgeview, M. Milken and L. Milken.

(17)  Ms. Morrison became the Company's Chief Accounting Officer on April 16,
      2003.

(18) Includes 79,000 shares of Company common stock issuable upon exercise of an option granted to Ms. Morrison, which shares are exercisable within the next 60 days.

(19)  Ms. Hood is a director of the Company.

(20) Includes 70,834 shares of Company common stock issuable upon exercise of options granted to Ms. Hood that are exercisable within the next 60 days.

(21)  Mr. Barringer is a director of the Company.

(22) Represents 55,000 shares of Company common stock issuable upon exercise of options granted to Mr. Barringer, which shares are exercisable within the next 60 days.

(23)  Mr. Read is a director of the Company.

(24) Includes 35,000 shares of Company common stock issuable upon exercise of an option granted to Mr. Read, which shares are exercisable within the next 60 days.

(25)  Includes only current executive officers and directors.

(26) Includes those shares beneficially owned by the Company's current executive officers and directors, as set forth in notes (3), (5), (18),
      (20), (22) and (24).

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

      Mr. Brown, received $0 and $56,000 during the twelve months ended December 31, 2005 and 2004, respectively, in consideration for consulting and legal services he performed for the Company's benefit.

      As compensation for serving on the Company's board or as a board committee chair, on December 21, 2005, the Company granted to each of Steven G. Barringer, Jeanne Hood and Randolph C. Read non-qualified stock options to purchase 30,000 of the Company's common stock each at an exercise price of $0.93 per share. One-third of the options became exercisable on the date of grant and one-third become exercisable on the first and second anniversary of the date of grant. The options expire upon the earlier of (i) ten years from the date of grant or (ii) upon the removal or resignation of such person as a director of the Company.

      See subsection entitled "Employment and Severance Agreements" for discussions of the employment agreements the Company has entered into with Ronald J. Tassinari and Anna M. Morrison and the options granted to these executive officer pursuant to such employment agreements.


Item 13. Exhibits

(a)   Exhibits

      2.1 Asset Purchase Agreement, dated as of April 16, 2003, among YaYa, LLC, American Vantage Companies and YaYa Media, Inc. (5)

      2.2 Asset Purchase Agreement, dated December 31, 2003, among American Vantage Media Corporation, American Vantage Companies and Enigma Media, Inc. (6)

      4.1 American Vantage Companies Common Stock Purchase Warrant to Gerard Klauer Mattison & Co., Inc. (Certificate No.: GKM-1), dated as of May 3, 2002. (4)

      4.2 American Vantage Companies Common Stock Purchase Warrant to Enigma Media, Inc. (Certificate No. A-1), dated December 31, 2003. (6)

      4.3 American Vantage Companies Common Stock Purchase Warrant to Enigma Media, Inc. (Certificate No. A-2), dated December 31, 2003. (6)

      10.1  American Casino Enterprises, Inc. 1996 Stock Option Plan. (1)

      10.2  American Vantage Companies 2003 Equity Incentive Plan. (9)

      10.3 Settlement Agreement, dated February 1, 1996, between the Company and the National Indian Gaming Commission. (1)

      10.4 Termination Agreement, dated February 1, 1996, between the Company and the Table Mountain Rancheria. Exhibit A to the Termination Agreement is set forth as Exhibit 99.1 below, and Exhibit B to the Termination Agreement is incorporated herein by reference from
            Exhibit 10.3 above. (1)

      10.5 Consulting Agreement, dated February 1, 1996, between the Company and Table Mountain Rancheria. (1)

      10.6 Amendment to Consulting Agreement, dated June 26, 1997, between the Company and Table Mountain Rancheria. (3)

      10.7 Joint Venture Agreement, dated as of February 1, 1996, between the Company and the Table Mountain Rancheria. (1)

      10.8 Funding and Loan Agreement, dated February 1, 1996, between United Auburn Indian Community and Table Mountain/ACES Joint Venture (joint venture between the Company and Table Mountain Band of Indians of the Table Mountain Rancheria). (1)

      10.9 Settlement and Mutual Release Agreement, dated October 20, 2005, between the Company and Table Mountain Rancheria *

      10.10 Lease, dated June 10, 2003, between the Company and Durango Trop, L.L.C. (10)

      10.11 Operating Agreement for Border Grill Las Vegas, LLC, dated November 12, 1998, by and between TT&T, LLC and Vantage Bay Group, Inc. (2)

      10.12 Employment Agreement, dated as of January 1, 2006, between American Vantage Companies and Ronald J. Tassinari. *

      10.13 Employment Agreement, dated as of January 1, 2006, between Anna M. Morrison and American Vantage Companies. *

      10.14 Employment Agreement, dated as of August 1, 2004, between Anna M. Morrison and American Vantage Companies. (12)

      10.15 Voting Agreement, dated as of April 16, 2003, among YaYa, LLC and American Vantage Companies. (5)

      10.16 Stock Purchase Agreement, dated February 3, 2004, among American Vantage Media Corporation, Wellspring Media, Inc., Al Cattabiani, Carl Seldin Koerner, Clara Spalter Miller and Lee Miller. (7)

      10.17 Secured Negotiable Note, dated February 3, 2004, in the principal amount of $1,076,704 issued to Al Cattabiani. (7)

      10.18 Secured Negotiable Note, dated February 3, 2004, in the principal amount of $65,472 issued to Carl Seldin Koerner. (7)

      10.19 Secured Negotiable Note, dated February 3, 2004, in the principal amount of $965,712 issued to Clara Spalter Miller. (7)

      10.20 Secured Negotiable Note, dated February 3, 2004, in the principal amount of $965,712 issued to Lee Miller. (7)

      10.21 Secured Non-Negotiable Note, dated February 3, 2004, in the principal amount of $200,000 issued to Al Cattabiani. (8)

      10.22 Guaranty, dated February 3, 2004, by Wellspring Media, Inc. (7)

      10.23 Security Agreement, dated February 3, 2004, by Wellspring Media, Inc. in favor of Lee Miller as security agent. (7)

      10.24 Stock Pledge Agreement, dated February 3, 2004, from American Vantage Media Corporation to Lee Miller as pledge agent. (7)

      10.25 Agreement and Plan of Merger, dated as of March 21, 2005, among Genius Products, Inc., Genius Acquisition Corp., American Vantage Companies and American Vantage Media Corporation (minus exhibits and schedules). (11)

      10.26 Assumption of Obligations and Pledge Agreement (Video Catalog), dated March 21, 2005, between American Vantage Companies and Genius Products, Inc. (11)

      10.27 Assignment, Assumption and Pledge Agreement, dated March 21, 2005, between American Vantage Companies and Genius Products, Inc. (11)

      10.28 Resale and Voting Agreement, dated March 21, 2005, between American Vantage Companies and Genius Products, Inc. (11)

      10.29 Registration Rights Agreement, dated March 21, 2005, between American Vantage Companies and Genius Products, Inc. (11)

      10.30 Guaranty, dated March 18, 2005, among American Vantage Companies, Al Cattabiani, Lee Miller, Clara Spalter Miller and Clark Selding Koerner. (11)

      14.1  Code of Ethics, dated as of July 31, 2003. (10)

      21.1  Subsidiaries of the Registrant.*

      31.1  Certification of Ronald J. Tassinari.*

      31.2  Certification of Anna M. Morrison.*

      32.1 Certification of Ronald J. Tassinari pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

      32.2 Certification of Anna M. Morrison pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

-------------------------
* Filed herewith.

(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1996.

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1999.

(3) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended July 31, 1997.

(4) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended July 31, 2002.

(5) Incorporated by reference from the Company's Current Report on Form 8-K filed on April 30, 2003.

(6) Incorporated by reference from the Company's Current Report on Form 8-K filed on January 15, 2004.

(7) Incorporated by reference from the Company's Current Report on Form 8-K filed on February 18, 2004.

(8) Incorporated by reference from the Company's Current Report on Form 8-K/A filed on March 15, 2004.

(9) Incorporated by reference from the Company's Current Report on Definitive Form 14A filed on June 19, 2003.

(10) Incorporated by reference from the Company's Current Report on Form 10-KSB for the year ended July 31, 2003.

(11) Incorporated by reference from the Company's Current Report on Form 8-K filed on March 25, 2005.

(12) Incorporated by reference from the Company's Current Report on Form 10-KSb for the year ended December 31, 2004.


Item 14. Principal Accountant Fees and Services

      The following table sets forth the fees billed by the Company's independent accountants for the years ended December 31, 2005 and 2004 for the categories of services indicated.

Category                                                   2005          2004
----------------------------------------------------    ----------    ----------

  Audit fees (1)                                        $  209,000    $  182,000
  Audit-related fees (2)                                         0         9,000
  Tax fees (3)                                              83,000        22,000
  All other fees (4)                                             0             0

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


Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

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

Dated:  April 12, 2006

                                          AMERICAN VANTAGE COMPANIES


                                          By: /s/ Ronald J.Tassinari
                                          -------------------------------------
                                          Ronald J. Tassinari, President and
                                          Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                              Title                                         Date
-------------------------              -------------------------------------         --------------
/s/ Ronald J. Tassinari                President and Chief Executive Officer,        April 12, 2006
-------------------------
Ronald J. Tassinari                    Director (Principal Executive)



/s/ Anna M. Morrison                   Chief Accounting Officer                      April 12, 2006
-------------------------
Anna M. Morrison                       (Principal Financial Officer)



/s/ Steven G. Barringer                Director                                      April 12, 2006
-------------------------
Steven G. Barringer



/s/ Jeanne Hood                        Director                                      April 12, 2006
-------------------------
Jeanne Hood



/s/ Randolph C. Read                   Director                                      April 12, 2006
-------------------------
Randolph C. Read



/s/ Audrey K. Tassinari                Director                                      April 12, 2006
-------------------------
Audrey K. Tassinari